Form 10-Q
period 2023-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2023-11-06
CIK 845877

As filed with the Securities and Exchange Commission on November 6, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes         ☐                               No           ☒
As of October 31, 2023, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,309,771 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Assets:
Cash and cash equivalents	$782,318	$861,002
Investment securities:
Available-for-sale, at fair value (amortized cost of $5,114,476 and $4,769,426, respectively)	4,873,414	4,579,564
Held-to-maturity, at amortized cost	45,032	45,032
Other investments	5,807	3,672
Total Investment Securities	4,924,253	4,628,268
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $5,536,437 and $8,019,495, respectively)	5,058,697	7,607,226
Held-to-maturity, at amortized cost	4,157,414	1,021,154
Total Farmer Mac Guaranteed Securities	9,216,111	8,628,380
USDA Securities:
Trading, at fair value	1,302	1,767
Held-to-maturity, at amortized cost	2,322,355	2,409,834
Total USDA Securities	2,323,657	2,411,601
Loans:
Loans held for investment, at amortized cost	9,130,933	9,008,979
Loans held for investment in consolidated trusts, at amortized cost	1,422,854	1,211,576
Allowance for losses	(16,614)	(15,089)
Total loans, net of allowance	10,537,173	10,205,466
Financial derivatives, at fair value	28,855	37,409
Accrued interest receivable (includes $10,666 and $12,514, respectively, related to consolidated trusts)	230,523	229,061
Guarantee and commitment fees receivable	49,809	47,151
Deferred tax asset, net	4,711	18,004
Prepaid expenses and other assets	213,971	266,768
Total Assets	$28,311,381	$27,333,110

Liabilities and Equity:
Liabilities:
Notes payable	$25,123,545	$24,469,113
Debt securities of consolidated trusts held by third parties	1,334,014	1,181,948
Financial derivatives, at fair value	188,362	175,326
Accrued interest payable (includes $6,568 and $8,081, respectively, related to consolidated trusts)	172,150	117,887
Guarantee and commitment obligation	47,607	46,582
Accounts payable and accrued expenses	58,776	68,863
Reserve for losses	1,660	1,433
Total Liabilities	26,926,114	26,061,152
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,309,351 shares and 9,270,265 shares outstanding, respectively	9,309	9,270
Additional paid-in capital	130,921	128,939
Accumulated other comprehensive loss, net of tax	(35,839)	(50,843)
Retained earnings	794,814	698,530
Total Equity	1,385,267	1,271,958
Total Liabilities and Equity	$28,311,381	$27,333,110
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$79,947	$21,581	$209,429	$38,497
Farmer Mac Guaranteed Securities and USDA Securities	161,351	74,695	442,649	169,231
Loans	140,513	97,514	388,837	241,393
Total interest income	381,811	193,790	1,040,915	449,121
Total interest expense	294,168	125,937	795,537	251,816
Net interest income	87,643	67,853	245,378	197,305
Release of/(provision for) losses	136	(617)	(1,484)	699
Net interest income after release of/(provision for) losses	87,779	67,236	243,894	198,004
Non-interest income/(expense):
Guarantee and commitment fees	5,520	2,643	12,942	9,551
Gains on financial derivatives	2,671	772	4,763	21,551
(Losses)/gains on trading securities	(2)	(41)	14	(75)
Release of/(provision for) reserve for losses	45	167	(227)	440
Other income	1,271	651	3,239	1,805
Non-interest income	9,505	4,192	20,731	33,272
Operating expenses:
Compensation and employee benefits	14,103	11,648	43,391	36,661
General and administrative	9,100	6,919	26,047	21,717
Regulatory fees	831	812	2,497	2,437
Operating expenses	24,034	19,379	71,935	60,815
Income before income taxes	73,250	52,049	192,690	170,461
Income tax expense	15,113	10,631	40,306	35,735
Net income	58,137	41,418	152,384	134,726
Preferred stock dividends	(6,792)	(6,791)	(20,374)	(20,374)
Net income attributable to common stockholders	$51,345	$34,627	$132,010	$114,352

Earnings per common share:
Basic earnings per common share	$4.74	$3.21	$12.20	$10.61
Diluted earnings per common share	$4.69	$3.18	$12.08	$10.51
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands
Net income	$58,137	$41,418	$152,384	$134,726
Other comprehensive income/(loss):
Net unrealized gains/(losses) on available-for-sale securities	22,076	(41,827)	46,068	(158,273)
Net changes in held-to-maturity securities	(31,525)	(622)	(32,628)	220
Net unrealized gains on cash flow hedges	7,566	24,596	5,553	72,684
Other comprehensive (loss)/income before tax	(1,883)	(17,853)	18,993	(85,369)
Income tax benefit/(expense) related to other comprehensive (loss)/income	395	3,748	(3,989)	17,927
Other comprehensive (loss)/income net of tax	(1,488)	(14,105)	15,004	(67,442)
Comprehensive income	$56,649	$27,313	$167,388	$67,284
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2022	19,980	$484,531	10,801	$10,801	$128,939	$(50,843)	$698,530	$1,271,958
Net Income	—	—	—	—	—	—	47,035	47,035
Other comprehensive loss, net of tax	—	—	—	—	—	(9,019)	—	(9,019)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(11,882)	(11,882)
Issuance of Class C Common Stock	—	—	19	19	51	—	—	70
Stock-based compensation cost	—	—	—	—	2,254	—	—	2,254
Other stock-based award activity	—	—	—	—	(1,240)	—	—	(1,240)
Balance as of March 31, 2023	19,980	$484,531	10,820	$10,820	$130,004	$(59,862)	$726,892	$1,292,385
Net Income	—	—	—	—	—	—	47,212	47,212
Other comprehensive income, net of tax	—	—	—	—	—	25,511	—	25,511
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(11,921)	(11,921)
Issuance of Class C Common Stock	—	—	16	16	54	—	—	70
Stock-based compensation cost	—	—	—	—	1,223	—	—	1,223
Other stock-based award activity	—	—	—	—	(1,134)	—	—	(1,134)
Balance as of June 30, 2023	19,980	$484,531	10,836	$10,836	$130,147	$(34,351)	$755,392	$1,346,555
Net Income	—	—	—	—	—	—	58,137	58,137
Other comprehensive loss, net of tax	—	—	—	—	—	(1,488)	—	(1,488)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,792)	(6,792)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(11,923)	(11,923)
Issuance of Class C Common Stock	—	—	4	4	64	—	—	68
Stock-based compensation cost	—	—	—	—	1,221	—	—	1,221
Other stock-based award activity	—	—	—	—	(511)	—	—	(511)
Balance as of September 30, 2023	19,980	$484,531	10,840	$10,840	$130,921	$(35,839)	$794,814	$1,385,267

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2021	19,980	$484,531	10,766	$10,766	$125,993	$3,853	$588,557	$1,213,700
Net Income	—	—	—	—	—	—	51,453	51,453
Other comprehensive loss, net of tax	—	—	—	—	—	(43,518)	—	(43,518)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $0.95 per share)	—	—	—	—	—	—	(10,229)	(10,229)
Issuance of Class C Common Stock	—	—	22	22	46	—	—	68
Stock-based compensation cost	—	—	—	—	2,113	—	—	2,113
Other stock-based award activity	—	—	—	—	(1,049)	—	—	(1,049)
Balance as of March 31, 2022	19,980	$484,531	10,788	$10,788	$127,103	$(39,665)	$622,990	$1,205,747
Net Income	—	—	—	—	—	—	41,855	41,855
Other comprehensive loss, net of tax	—	—	—	—	—	(9,819)	—	(9,819)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,792)	(6,792)
Common stock (cash dividend of $0.95 per share)	—	—	—	—	—	—	(10,256)	(10,256)
Issuance of Class C Common Stock	—	—	9	9	46	—	—	55
Stock-based compensation cost	—	—	—	—	862	—	—	862
Other stock-based award activity	—	—	—	—	(442)	—	—	(442)
Balance as of June 30, 2022	19,980	$484,531	10,797	$10,797	$127,569	$(49,484)	$647,797	$1,221,210
Net Income	—	—	—	—	—	—	41,418	41,418
Other comprehensive loss, net of tax	—	—	—	—	—	(14,105)	—	(14,105)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $0.95 per share)	—	—	—	—	—	—	(10,260)	(10,260)
Issuance of Class C Common Stock	—	—	3	3	48	—	—	51
Stock-based compensation cost	—	—	—	—	832	—	—	832
Other stock-based award activity	—	—	—	—	(332)	—	—	(332)
Balance as of September 30, 2022	19,980	$484,531	10,800	$10,800	$128,117	$(63,589)	$672,164	$1,232,023
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Cash flows from operating activities:
Net income	$152,384	$134,726
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(11,456)	2,456
Amortization of debt premiums, discounts, and issuance costs	22,851	11,839
Net change in fair value of trading securities, hedged assets, and financial derivatives	340,035	665,775
Total provision for/(release of) allowance for losses	1,711	(1,139)
Excess tax benefits related to stock-based awards	470	87
Deferred income taxes	9,304	14,820
Stock-based compensation expense	4,699	3,807
Proceeds from repayment of loans purchased as held for sale	19,364	31,086
Net change in:
Interest receivable	(7,116)	(1,931)
Guarantee and commitment fees receivable	(1,633)	991
Other assets	(7,903)	(144,031)
Accrued interest payable	54,263	31,818
Custodial deposit liability	(31,489)	(41,392)
Other liabilities	(2,836)	(2,654)
Net cash provided by operating activities	542,648	706,258
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,381,795)	(1,789,932)
Purchases of other investment securities	(2,135)	(877)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(3,182,678)	(4,308,083)
Purchases of loans held for investment	(1,520,116)	(2,122,360)
Proceeds from repayment of available-for-sale investment securities	1,146,861	1,103,046
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	2,578,193	3,933,894
Proceeds from repayment of loans purchased as held for investment	1,081,265	1,077,209
Proceeds from sale of loans previously classified as held for investment	—	9,000
Proceeds from sale of Farmer Mac Guaranteed Securities	—	47,212
Net cash used in investing activities	(1,280,405)	(2,050,891)
Cash flows from financing activities:
Proceeds from issuance of discount notes	36,018,319	40,788,399
Proceeds from issuance of medium-term notes	5,559,198	6,866,487
Proceeds from third parties from issuance of debt securities of consolidated trusts	222,188	258,198
Payments to redeem discount notes	(35,059,286)	(42,096,456)
Payments to redeem medium-term notes	(5,931,450)	(4,261,315)
Payments to third parties on debt securities of consolidated trusts	(91,118)	(198,463)
Proceeds from common stock issuance	169	140
Tax payments related to share-based awards	(2,847)	(1,789)
Dividends paid on common and preferred stock	(56,100)	(51,119)
Net cash provided by financing activities	659,073	1,304,082
Net change in cash and cash equivalents	(78,684)	(40,551)
Cash and cash equivalents at beginning of period	861,002	908,785
Cash and cash equivalents at end of period	$782,318	$868,234

Non-cash activity:
Loans securitized as Farmer Mac Guaranteed Securities	10,573	47,212
Loans held for investment transferred to consolidated trusts	281,027	297,713
Reclassification of defaulted loans from loans held for investment in consolidated trusts to loans held for investment	3,078	1,781
Capitalized interest	—	446
Matured securities receivable	(77,445)	—
Charge-off from the allowance for losses	—	84
Borrowers' payments not yet received from servicers	(3,335)	—
Purchases of securities - traded, not yet settled	16,012	268,370
Transfers of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity	2,684,096	—
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
Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2022 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2022 consolidated financial statements, as revised. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2022 consolidated financial statements of Farmer Mac and subsidiaries included in
Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three and nine months ended September 30, 2023.

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

Table 1.1

	Consolidation of Variable Interest Entities
	As of September 30, 2023
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,422,854	$—	$1,422,854
Debt securities of consolidated trusts held by third parties (1)(2)	1,334,014	—	1,334,014
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	39,131	—	39,131
Maximum exposure to loss (3)	38,689	—	38,689
Investment securities:
Carrying value (4)	—	3,532,286	3,532,286
Maximum exposure to loss (3) (4)	—	3,809,871	3,809,871
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	455,681	—	455,681
(1)Includes borrower remittances of $0.4 million. The borrower remittances had not been passed through to third-party investors as of September 30, 2023.
(2)Includes $89.2 million in unamortized discount related to structured securitization transactions.
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

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock awards. The following schedule reconciles basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022:

Table 1.2

	For the Three Months Ended
	September 30, 2023			September 30, 2022
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$51,345	10,839	$4.74	$34,627	10,799	$3.21
Effect of dilutive securities(1)
SARs and restricted stock	—	99	(0.05)	—	75	(0.03)
Diluted EPS	$51,345	10,938	$4.69	$34,627	10,874	$3.18
(1)For the three months ended September 30, 2023 and 2022, SARs and restricted stock of 16,761 and 18,432 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended September 30, 2023 and 2022, contingent shares of unvested restricted stock of 32,469 and 18,535 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$132,010	10,825	$12.20	$114,352	10,787	$10.61
Effect of dilutive securities(1)
SARs and restricted stock	—	99	(0.12)	—	88	(0.10)
Diluted EPS	$132,010	10,924	$12.08	$114,352	10,875	$10.51
(1)For the nine months ended September 30, 2023 and 2022, SARs and restricted stock of 37,990 and 37,120 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the nine months ended September 30, 2023 and 2022, contingent shares of unvested restricted stock of 32,407 and 18,535 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three and nine months ended September 30, 2023 and 2022.

Table 1.3

	As of September 30, 2023				As of September 30, 2022
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(96,607)	$15,486	$46,770	$(34,351)	$(98,924)	$16,818	$32,622	$(49,484)
Other comprehensive income/(loss) before reclassifications	17,443	(25,199)	10,376	2,620	(33,041)	—	20,277	(12,764)
Amounts reclassified from AOCI	(4)	294	(4,398)	(4,108)	(2)	(492)	(847)	(1,341)
Net comprehensive income/(loss)	17,439	(24,905)	5,978	(1,488)	(33,043)	(492)	19,430	(14,105)
Ending Balance	$(79,168)	$(9,419)	$52,748	$(35,839)	$(131,967)	$16,326	$52,052	$(63,589)

For the Nine Months Ended:
Beginning Balance	$(115,561)	$16,357	$48,361	$(50,843)	$(6,932)	$16,153	$(5,368)	$3,853
Other comprehensive income/(loss) before reclassifications	36,406	(25,199)	16,277	27,484	(125,027)	—	55,766	(69,261)
Amounts reclassified from AOCI	(13)	(577)	(11,890)	(12,480)	(8)	173	1,654	1,819
Net comprehensive income/(loss)	36,393	(25,776)	4,387	15,004	(125,035)	173	57,420	(67,442)
Ending Balance	$(79,168)	$(9,419)	$52,748	$(35,839)	$(131,967)	$16,326	$52,052	$(63,589)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three and nine months ended September 30, 2023 and 2022:

Table 1.4

	For the Three Months Ended
	September 30, 2023			September 30, 2022
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains/(losses) on available-for-sale securities	$22,081	$4,638	$17,443	$(41,824)	$(8,783)	$(33,041)
Less reclassification adjustments included in:
Net interest income(1)	—	—	—	—	—	—
Other income(2)	(5)	(1)	(4)	(3)	(1)	(2)
Total	$22,076	$4,637	$17,439	$(41,827)	$(8,784)	$(33,043)
Held-to-maturity securities:
Change in fair value(3)	$(31,898)	$(6,699)	$(25,199)	$—	$—	$—
Less reclassification adjustments included in:
Net interest income(4)	373	79	294	(622)	(130)	(492)
Total	$(31,525)	$(6,620)	$(24,905)	$(622)	$(130)	$(492)
Cash flow hedges
Unrealized gains on cash flow hedges	$13,135	$2,759	$10,376	$25,668	$5,391	$20,277
Less reclassification adjustments included in:
Net interest income(5)	(5,569)	(1,171)	(4,398)	(1,072)	(225)	(847)
Total	$7,566	$1,588	$5,978	$24,596	$5,166	$19,430
Other comprehensive loss	$(1,883)	$(395)	$(1,488)	$(17,853)	$(3,748)	$(14,105)
(1)Relates to the amortization of unrealized gains on hedged items prior to the application of fair value hedge accounting.
(2)Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.
(3)Represents the accumulated unrealized loss on the AgVantage Securities transferred from available-for-sale to held-to-maturity.
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
(5)Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains/(losses) on available-for-sale securities	$46,084	$9,678	$36,406	$(158,263)	$(33,236)	$(125,027)
Less reclassification adjustments included in:
Net interest income(1)	—	—	—	—	—	—
Other income(2)	(16)	(3)	(13)	(10)	(2)	(8)
Total	$46,068	$9,675	$36,393	$(158,273)	$(33,238)	$(125,035)
Held-to-maturity securities:
Change in fair value(3)	$(31,898)	$(6,699)	$(25,199)	$—	$—	$—
Less reclassification adjustments included in:
Net interest income(4)	(730)	(153)	(577)	220	47	173
Total	$(32,628)	$(6,852)	$(25,776)	$220	$47	$173
Cash flow hedges
Unrealized gains on cash flow hedges	$20,604	$4,327	$16,277	$70,590	$14,824	$55,766
Less reclassification adjustments included in:
Net interest income(5)	(15,051)	(3,161)	(11,890)	2,094	440	1,654
Total	$5,553	$1,166	$4,387	$72,684	$15,264	$57,420
Other comprehensive income/(loss)	$18,993	$3,989	$15,004	$(85,369)	$(17,927)	$(67,442)
(1)Relates to the amortization of unrealized gains on hedged items prior to the application of fair value hedge accounting.
(2)Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.
(3)Represents the accumulated unrealized loss on the AgVantage Securities transferred from available-for-sale to held-to-maturity.
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
During the second quarter 2023, Farmer Mac adopted optional expedients including those relating to qualifying hedging relationships and contract modification relief, and as of June 30, 2023, has no further variable-rate exposure to LIBOR. To date, these elections did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

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
Farmer Mac adopted this guidance as of January 1, 2023. Farmer Mac does not currently hedge interest rate risk for single closed portfolios of financial assets, so adoption of this guidance had no effect on Farmer Mac's financial condition, results of operations, cash flows, or disclosures given current strategies.

(d) Reclassifications
Certain reclassifications of prior period information were made to conform to the current period presentation. The reclassifications of prior period information were not material to the consolidated financial statements.
2.INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of September 30, 2023 and December 31, 2022:

Table 2.1

	As of September 30, 2023
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(27)	$—	$(640)	$19,033
Floating rate Government/GSE guaranteed mortgage-backed securities	2,499,578	(1,170)	2,498,408	—	2,054	(34,917)	2,465,545
Fixed rate GSE guaranteed mortgage-backed securities	1,629,166	(45,118)	1,584,048	—	—	(197,670)	1,386,378
Floating rate U.S. Treasuries	50,000	(23)	49,977	—	34	—	50,011
Fixed rate U.S. Treasuries	978,585	(16,242)	962,343	—	—	(9,896)	952,447
Total available-for-sale	5,177,029	(62,553)	5,114,476	(27)	2,088	(243,123)	4,873,414
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	45,032	—	45,032	—	930	—	45,962
Total held-to-maturity	$45,032	$—	$45,032	$—	$930	$—	$45,962
(1)Amounts presented exclude $17.4 million of accrued interest receivable on investment securities as of September 30, 2023.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statement of operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 6.5% as of September 30, 2023.

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

Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of September 30, 2023
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,033	$(640)
Floating rate Government/GSE guaranteed mortgage-backed securities	583,799	(4,076)	1,431,925	(30,841)
Fixed rate Government/GSE guaranteed mortgage-backed securities	535,288	(29,649)	851,082	(168,021)
Fixed rate U.S. Treasuries	655,068	(4,552)	297,378	(5,344)
Total	$1,774,155	$(38,277)	$2,599,418	$(204,846)

Number of securities in loss position		85		170

	As of December 31, 2022
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,027	$(640)
Floating rate Government/GSE guaranteed mortgage-backed securities	1,884,146	(36,976)	193,964	(5,934)
Fixed rate Government/GSE guaranteed mortgage-backed securities	621,215	(56,434)	336,782	(74,403)
Fixed rate U.S. Treasuries	314,524	(2,842)	704,780	(17,303)
Total	$2,819,885	$(96,252)	$1,254,553	$(98,280)

Number of securities in loss position		174		51

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to September 30, 2023 and December 31, 2022, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both September 30, 2023 and December 31, 2022, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government, a U.S. government sponsored enterprise, or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of September 30, 2023 that is, on average, approximately 92.7% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity, changes in credit spread, and changes in levels of interest rates.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of September 30, 2023 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of September 30, 2023
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$589,475	$584,714	1.35%
Due after one year through five years	1,171,601	1,135,888	4.06%
Due after five years through ten years	2,534,914	2,358,496	4.39%
Due after ten years	818,486	794,316	5.61%
Total	$5,114,476	$4,873,414	4.16%

3.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of September 30, 2023 and December 31, 2022:

Table 3.1

	As of September 30, 2023
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$4,158,857	$(30,389)	$4,128,468	$(196)	$4,525	$(49,221)	$4,083,576
Farmer Mac Guaranteed USDA Securities	29,109	33	29,142	—	—	(1,362)	27,780
Total Farmer Mac Guaranteed Securities	4,187,966	(30,356)	4,157,610	(196)	4,525	(50,583)	4,111,356
USDA Securities	2,299,407	22,948	2,322,355	—	194	(390,322)	1,932,227
Total held-to-maturity	$6,487,373	$(7,408)	$6,479,965	$(196)	$4,719	$(440,905)	$6,043,583
Available-for-sale:
AgVantage	$5,526,857	$—	$5,526,857	$(374)	$—	$(477,775)	$5,048,708
Farmer Mac Guaranteed Securities(3)	—	9,580	9,580	—	409	—	9,989
Total available-for-sale	$5,526,857	$9,580	$5,536,437	$(374)	$409	$(477,775)	$5,058,697
Trading:
USDA Securities(4)	$1,314	$57	$1,371	$—	$—	$(69)	$1,302
(1)Amounts presented exclude $53.3 million, $58.9 million, and $38,000 of accrued interest receivable on available-for-sale, held-to-maturity, and trading securities, respectively, as of September 30, 2023.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the statement of financial operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)Fair value includes $10.0 million of an interest-only security with a notional amount of $239.1 million.
(4)The trading USDA securities had a weighted average yield of 5.50% as of September 30, 2023.

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

On July 1, 2023, Farmer Mac transferred $2.7 billion of AgVantage Securities from available-for-sale to held-to-maturity to reflect Farmer Mac's positive intent and ability to hold these securities until maturity or payoff. Farmer Mac transferred these securities at fair value as of the date of the transfer, which included a cost basis adjustment of unrealized losses of $31.9 million. The accumulated unrealized losses were retained in accumulated other comprehensive income in the amount of $31.9 million. Farmer Mac accounts for held-to-maturity securities at amortized cost. Both the cost basis adjustment and accumulated unrealized depreciation will be amortized as an adjustment to the yield on the held-to-maturity AgVantage Securities over the remaining term of the transferred securities.

As of September 30, 2023 and December 31, 2022, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of September 30, 2023
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$2,022,393	$(2,613)	$812,575	$(46,608)
Farmer Mac Guaranteed USDA Securities	19,559	(322)	8,251	(1,040)
USDA Securities	1,495	(22)	1,921,243	(390,300)
Total held-to-maturity	$2,043,447	$(2,957)	$2,742,069	$(437,948)

Available-for-sale:
AgVantage	$993,705	$(30,193)	$4,055,377	$(447,582)
Farmer Mac Guaranteed Securities	—	—	—	—
Total available-for-sale	$993,705	$(30,193)	$4,055,377	$(447,582)

	As of December 31, 2022
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$548,634	$(11,455)	$382,358	$(42,643)
Farmer Mac Guaranteed USDA Securities	19,790	(856)	—	—
USDA Securities	2,086,108	(312,824)	—	—
Total held-to-maturity	$2,654,532	$(325,135)	$382,358	$(42,643)

Available-for-sale:
AgVantage	$4,642,096	$(267,886)	$1,548,551	$(143,123)
Farmer Mac Guaranteed Securities	7,847	(2,775)	—	—
Total available-for-sale	$4,649,943	$(270,661)	$1,548,551	$(143,123)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to September 30, 2023 and December 31, 2022, as applicable.

The credit exposure related to Farmer Mac's USDA Securities in the Agricultural Finance line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 76 and 95 available-for-sale securities as of September 30, 2023 and December 31, 2022, respectively. There were 59 and 37 held-to-maturity AgVantage securities with an unrealized loss as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, 64 and 13 available-for-sale AgVantage securities, respectively, had been in a loss position for more than 12 months. As of September 30, 2023 and December 31, 2022, there were 26 and 4 held-to-maturity AgVantage securities, respectively, in a loss position for more than 12 months.

During the three and nine months ended September 30, 2023 and 2022 Farmer Mac had no sales of AgVantage Farmer Mac Guaranteed Securities, USDA Farmer Mac Guaranteed Securities or USDA Trading Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of September 30, 2023 are set forth below. The balances presented are based on their contractual maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of September 30, 2023
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$693,100	$682,379	3.25%
Due after one year through five years	2,739,174	2,579,604	3.47%
Due after five years through ten years	1,142,500	997,848	3.27%
Due after ten years	961,663	798,866	3.55%
Total	$5,536,437	$5,058,697	3.41%
(1)Amounts presented exclude $53.3 million of accrued interest receivable.

	As of September 30, 2023
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$2,071,858	$2,066,836	5.61%
Due after one year through five years	1,321,681	1,269,796	4.22%
Due after five years through ten years	453,755	409,148	4.30%
Due after ten years	2,632,671	2,297,803	4.19%
Total	$6,479,965	$6,043,583	4.68%
(1)Amounts presented exclude $58.9 million of accrued interest receivable.

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

Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet permanently funded, primarily through the use of futures contracts involving U.S. Treasury securities. Farmer Mac aims to achieve a duration-matched hedge ratio between the hedged item and the hedge instrument. Gains or losses generated by these hedge transactions are expected to offset changes in funding costs. All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $14.3 million and $6.1 million of accrued interest receivable and $6.3 million and $3.6 million of accrued interest payable on uncleared swaps as of September 30, 2023 and December 31, 2022, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the consolidated balance sheets.
Table 4.1

	As of September 30, 2023
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$8,942,935	$2,996	$(11)	5.46%	2.74%		1.67
Pay fixed non-callable	8,830,943	81	(11,054)	2.39%	5.33%		9.89
Receive fixed callable	4,181,077	—	(179,299)	5.26%	3.06%		2.37
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	563,000	27,510	(372)	1.94%	5.74%		4.51
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	183,882	1,240	(166)	2.92%	5.44%		4.01
Receive fixed non-callable	851,146	69	(3)	5.34%	4.51%		0.70
Basis swaps	895,384	58	(625)	5.43%	5.45%		3.89
Treasury futures	11,900	81	(12)			108.64
Netting adjustments(1)		(3,180)	3,180
Total financial derivatives	$24,460,267	$28,855	$(188,362)
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

As of September 30, 2023, Farmer Mac expects to reclassify $16.6 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after September 30, 2023. During the three and nine months ended September 30, 2023 and 2022, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it was probable that the originally forecasted transactions would occur.

The following tables summarize the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the three and nine months ended September 30, 2023 and 2022:

Table 4.2

	For the Three Months Ended September 30, 2023
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$79,947	$161,351	$140,513	$(294,168)	$2,671	$90,314
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	9,950	40,114	17,692	(92,663)	—	(24,907)
Recognized on hedged items	9,006	46,303	16,089	(91,525)	—	(20,127)
Premium/discount amortization recognized on hedged items	623	—	—	(732)	—	(109)
Income/(expense) related to interest settlements on fair value hedging relationships	$19,579	$86,417	$33,781	$(184,920)	$—	$(45,143)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$42,051	$110,196	$107,265	$9,475	$—	$268,987
Recognized on hedged items	(41,944)	(107,965)	(105,403)	(10,465)	—	(265,777)
Gains/(losses) on fair value hedging relationships	$107	$2,231	$1,862	$(990)	$—	$3,210

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$5,569	$—	$5,569
Recognized on hedged items	—	—	—	(8,287)	—	(8,287)
Discount amortization recognized on hedged items	—	—	—	(14)	—	(14)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,732)	$—	$(2,732)

Gains on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$2,772	$2,772
Interest expense on interest rate swaps	—	—	—	—	(805)	(805)
Treasury futures	—	—	—	—	704	704
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$2,671	$2,671

	For the Three Months Ended September 30, 2022
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
		(in thousands)
Total amounts presented in the consolidated statement of operations:	$21,581	$74,695	$97,514	$(125,937)	$772	$68,625
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	957	(350)	1,837	(22,679)	—	(20,235)
Recognized on hedged items	4,617	35,763	14,857	(35,263)	—	19,974
Discount amortization recognized on hedged items	(59)	—	—	(549)	—	(608)
Income/(expense) related to interest settlements on fair value hedging relationships	$5,515	$35,413	$16,694	$(58,491)	$—	$(869)

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$49,373	$201,864	$105,683	$(197,884)	$—	$159,036
Recognized on hedged items	(52,308)	(204,765)	(100,490)	197,902	—	(159,661)
(Losses)/gains on fair value hedging relationships	$(2,935)	$(2,901)	$5,193	$18	$—	$(625)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$1,072	$—	$1,072
Recognized on hedged items	—	—	—	(4,046)	—	(4,046)
Discount amortization recognized on hedged items	—	—	—	(15)	—	(15)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,989)	$—	$(2,989)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$5,054	$5,054
Interest expense on interest rate swaps	—	—	—	—	(2,613)	(2,613)
Treasury futures	—	—	—	—	(1,669)	(1,669)
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$772	$772

	For the Nine Months Ended September 30, 2023
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$209,429	$442,649	$388,837	$(795,537)	$4,763	$250,141
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	24,952	104,023	46,625	(258,358)	—	(82,758)
Recognized on hedged items	23,865	133,995	47,144	(243,053)	—	(38,049)
Premium/discount amortization recognized on hedged items	1,399	—	—	(2,137)	—	(738)
Income/(expense) related to interest settlements on fair value hedging relationships	$50,216	$238,018	$93,769	$(503,548)	$—	$(121,545)

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$45,722	$117,267	$97,346	$50,916	$—	$311,251
Recognized on hedged items	(46,485)	(116,591)	(97,827)	(52,144)	—	(313,047)
(Losses)/gains on fair value hedging relationships	$(763)	$676	$(481)	$(1,228)	$—	$(1,796)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$15,051	$—	$15,051
Recognized on hedged items	—	—	—	(23,325)	—	(23,325)
Discount amortization recognized on hedged items	—	—	—	(41)	—	(41)
Expense recognized on cash flow hedges	$—	$—	$—	$(8,315)	$—	$(8,315)

Gains on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$5,263	$5,263
Interest expense on interest rate swaps	—	—	—	—	(3,999)	(3,999)
Treasury futures	—	—	—	—	3,499	3,499
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$4,763	$4,763

	For the Nine Months Ended September 30, 2022
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
		(in thousands)
Total amounts presented in the consolidated statement of operations:	$38,497	$169,231	$241,393	$(251,816)	$21,551	$218,856
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(1,536)	(37,687)	(9,568)	(3,831)	—	(52,622)
Recognized on hedged items	10,433	102,123	41,146	(76,862)	—	76,840
Discount amortization recognized on hedged items	(816)	—	—	(1,478)	—	(2,294)
Income/(expense) related to interest settlements on fair value hedging relationships	$8,081	$64,436	$31,578	$(82,171)	$—	$21,924

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$106,935	$563,897	$347,034	$(523,432)	$—	$494,434
Recognized on hedged items	(108,002)	(564,679)	(337,443)	521,643	—	(488,481)
(Losses)/gains on fair value hedging relationships	$(1,067)	$(782)	$9,591	$(1,789)	$—	$5,953

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$(2,094)	$—	$(2,094)
Recognized on hedged items	—	—	—	(6,654)	—	(6,654)
Discount amortization recognized on hedged items	—	—	—	(43)	—	(43)
Expense recognized on cash flow hedges	$—	$—	$—	$(8,791)	$—	$(8,791)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$10,954	$10,954
Interest expense on interest rate swaps	—	—	—	—	(5,496)	(5,496)
Treasury futures	—	—	—	—	16,093	16,093
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$21,551	$21,551

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of September 30, 2023 and December 31, 2022:

Table 4.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in thousands)
Investment securities, Available-for-Sale, at fair value	$1,138,569	$876,063	$(153,592)	$(107,107)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value	5,025,413	4,814,784	(463,464)	(346,873)
Loans held for investment, at amortized cost	1,570,732	1,623,301	(425,105)	(327,278)
Notes Payable(1)	(12,614,569)	(12,151,382)	478,942	531,086
(1)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of September 30, 2023 and December 31, 2022:

Table 4.4

	September 30, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Netting Adjustments	Financial instruments pledged	Cash Collateral(2)	Net Amount
	(in thousands)
Assets:
Uncleared derivatives	$27,583	$—	$27,583	$(27,501)	$—	$—	$82
Cleared derivatives	3,180	(3,180)	—	—	—	—	—
Total	$30,763	$(3,180)	$27,583	$(27,501)	$—	$—	$82

Liabilities:
Uncleared derivatives	$(150,625)	$—	$(150,625)	$27,501	$—	$120,556	$(2,568)
Cleared derivatives	(11,622)	3,180	(8,442)	—	204,407	—	195,965
Total	$(162,247)	$3,180	$(159,067)	$27,501	$204,407	$120,556	$193,397
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Cash collateral excludes $24.1 million of collateral posted related to counterparties not subject to master netting agreements.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of September 30, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of September 30, 2023 and December 31, 2022, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $24.5 billion notional amount of interest rate swaps outstanding as of September 30, 2023, $19.5 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $23.9 billion notional amount of interest rate swaps outstanding as of December 31, 2022, $19.5 billion were cleared through the CME. During 2023 and throughout 2022, Farmer Mac continued the use of non-cleared basis swaps to prepare for the transition away from the use of LIBOR as a reference rate, which was completed as of the end of the second quarter of 2023.

5.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of both September 30, 2023 and December 31, 2022, Farmer Mac had no loans held for sale.

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. The segments are characterized by similarities in risk attributes and the manner in which Farmer Mac monitors and assesses credit risk.

The following table includes loans held for investment and displays the composition of the loan balances as of September 30, 2023 and December 31, 2022:

Table 5.1

	As of September 30, 2023			As of December 31, 2022
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$4,987,818	$1,422,854	$6,410,672	$5,150,750	$1,211,576	$6,362,326
Corporate AgFinance	1,223,777	—	1,223,777	1,166,253	—	1,166,253
Total Agricultural Finance loans	6,211,595	1,422,854	7,634,449	6,317,003	1,211,576	7,528,579
Rural Infrastructure Finance loans	3,342,713	—	3,342,713	3,021,266	—	3,021,266
Total unpaid principal balance(1)	9,554,308	1,422,854	10,977,162	9,338,269	1,211,576	10,549,845
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(423,375)	—	(423,375)	(329,290)	—	(329,290)
Total loans	9,130,933	1,422,854	10,553,787	9,008,979	1,211,576	10,220,555
Allowance for losses	(16,162)	(452)	(16,614)	(14,629)	(460)	(15,089)
Total loans, net of allowance	$9,114,771	$1,422,402	$10,537,173	$8,994,350	$1,211,116	$10,205,466
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of September 30, 2023 and December 31, 2022:

Table 5.2

	September 30, 2023	December 31, 2022
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$3,910	$4,044
Corporate AgFinance	3,678	2,731
Total Agricultural Finance Loans	7,588	6,775
Rural Infrastructure Finance loans	9,026	8,314
Total	$16,614	$15,089

The following is a summary of the changes in the allowance for losses for the three and nine months ended September 30, 2023 and 2022:

Table 5.3

	September 30, 2023				September 30, 2022
	Agricultural Finance loans			Rural Infrastructure Finance loans(3)	Agricultural Finance loans			Rural Infrastructure Finance loans(3)
	Farm & Ranch(1)	Corporate AgFinance(2)	Total		Farm & Ranch(1)	Corporate AgFinance(2)	Total
	(in thousands)
For the Three Months Ended
Beginning Balance	$3,935	$7,367	$11,302	$5,446	$2,265	$1,750	$4,015	$8,388
(Release of)/provision for losses	(25)	(3,689)	(3,714)	3,580	(153)	334	181	418
Charge-offs	—	—	—	—	—	—	—	—
Ending Balance	$3,910	$3,678	$7,588	$9,026	$2,112	$2,084	$4,196	$8,806

For the Nine Months Ended
Beginning Balance	$4,044	$2,731	$6,775	$8,314	$2,882	$560	$3,442	$10,599
(Release of)/provision for losses	(134)	947	813	712	(686)	1,524	838	(1,793)
Charge-offs	—	—	—	—	(84)	—	(84)	—
Ending Balance	$3,910	$3,678	$7,588	$9,026	$2,112	$2,084	$4,196	$8,806
(1)As of September 30, 2023 and 2022, allowance for losses for Agricultural Finance Farm & Ranch loans includes $1.1 million and no allowance for collateral dependent assets secured by agricultural real estate, respectively.
(2)As of September 30, 2023 and 2022, allowance for losses for Agricultural Finance Corporate AgFinance loans includes $0.0 million and $1.7 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(3)As of both September 30, 2023 and 2022, allowance for losses for Rural Infrastructure Finance loans includes no allowance for collateral dependent assets.

The $3.6 million net provision to the allowance for the Rural Infrastructure Finance portfolio during the quarter ended September 30, 2023 was primarily attributable to a single telecommunications loan that was downgraded to substandard during the quarter. The $3.7 million net release from the allowance for the Agricultural Finance mortgage loan portfolio during the quarter ended September 30, 2023 was primarily attributable to the full payoff of a single collateral dependent storage and processing loan.

The $0.7 million net provision to the allowance for the Rural Infrastructure Finance portfolio during the nine months ended September 30, 2023 was primarily attributable to a single telecommunications loan that was downgraded to substandard during the most recent quarter. The $0.8 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the nine months ended September 30, 2023 was primarily attributable to increased loan volume and certain risk rating downgrades.

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

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of September 30, 2023 and December 31, 2022:

Table 5.4

	As of September 30, 2023
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$6,319,094	$15,652	$5,321	$6,739	$27,712	$63,866	$6,410,672
Corporate AgFinance	1,223,777	—	—	—	—	—	1,223,777
Total Agricultural Finance loans	7,542,871	15,652	5,321	6,739	27,712	63,866	7,634,449
Rural Infrastructure Finance loans	3,342,713	—	—	—	—	—	3,342,713
Total	$10,885,584	$15,652	$5,321	$6,739	$27,712	$63,866	$10,977,162
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
(4)Includes $23.8 million of nonaccrual loans for which there was no associated allowance. During the three and nine months ended September 30, 2023, Farmer Mac received $0.4 million and $1.9 million in interest on nonaccrual loans, respectively.

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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Rural Infrastructure Finance loans held as of September 30, 2023 and December 31, 2022, by year of origination:

Table 5.5

	As of September 30, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$346,745	$1,143,457	$1,633,550	$1,129,203	$317,213	$1,077,958	$379,009	$6,027,135
Special mention(2)	49,039	48,891	61,030	12,530	19,164	29,464	13,430	233,548
Substandard(3)	520	20,900	7,514	21,626	23,690	64,942	10,797	149,989
Total	$396,304	$1,213,248	$1,702,094	$1,163,359	$360,067	$1,172,364	$403,236	$6,410,672

For the Three Months Ended September 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of September 30, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$180,030	$98,524	$262,572	$123,685	$99,696	$113,758	$240,977	$1,119,242
Special mention(2)	—	14,625	15,632	50,856	20,347	1,021	2,054	104,535
Substandard(3)	—	—	—	—	—	—	—	—
Total	$180,030	$113,149	$278,204	$174,541	$120,043	$114,779	$243,031	$1,223,777

For the Three Months Ended September 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of September 30, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$450,241	$694,635	$189,385	$598,689	$711,794	$610,062	$58,413	$3,313,219
Special mention(2)	—	—	—	—	—	—	—	—
Substandard(3)	—	29,494	—	—	—	—	—	29,494
Total	$450,241	$724,129	$189,385	$598,689	$711,794	$610,062	$58,413	$3,342,713

For the Three Months Ended September 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

6.GUARANTEES AND COMMITMENTS

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2023 and December 31, 2022, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Agricultural Finance
Farmer Mac Guaranteed Securities	$455,681	$500,953
Rural Infrastructure Finance
Farmer Mac Guaranteed Securities	1,098	1,169
Total off-balance sheet Farmer Mac Guaranteed Securities	$456,779	$502,122

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.

The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Proceeds from new securitizations	$222,188	$305,410
Guarantee fees received	1,280	1,464

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the consolidated balance sheets. The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 6.3

	As of September 30, 2023	As of December 31, 2022
(dollars in thousands)
Guarantee and commitment obligation	$6,053	$6,461
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	22.1 years	21.4 years
AgVantage Securities	1.2 years	2.0 years

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

Table 6.4

	As of September 30, 2023	As of December 31, 2022
	(dollars in thousands)
Guarantee and commitment obligation(1)	$41,554	$40,121
Maximum principal amount	3,613,934	3,423,155
Weighted-average remaining maturity	14.7 years	15.3 years
(1) Relates to LTSPCs issued or modified on or after January 1, 2003.

Reserve for Losses - LTSPCs and Farmer Mac Guaranteed Securities

The following table is a summary, by asset type, of the reserve for losses as of September 30, 2023 and December 31, 2022:

Table 6.5

	September 30, 2023	December 31, 2022
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance	$1,412	$819
Rural Infrastructure Finance	248	614
Total	$1,660	$1,433

The following is a summary of the changes in the reserve for losses for the three and nine month periods ended September 30, 2023 and 2022:

Table 6.6

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	Reserve for Losses	Reserve for Losses	Reserve for Losses	Reserve for Losses
	(in thousands)		(in thousands)
Agricultural Finance
Beginning Balance	$1,471	$882	$819	$1,068
(Release of)/provision for losses	(59)	(139)	593	(325)
Ending Balance	$1,412	$743	$1,412	$743

Rural Infrastructure Finance
Beginning Balance	$234	$795	$614	$882
Provision for/(release of) losses	14	(28)	(366)	(115)
Ending Balance	$248	$767	$248	$767

The provision for the reserve for losses in the Agricultural Finance LTSPC portfolio recorded during the nine months ended September 30, 2023 was primarily due to an updated estimate of expected losses based on additional available loss-given-default industry data. The release from the reserve for losses in the Rural Infrastructure Finance LTSPC portfolio recorded during the nine months ended September 30, 2023 was primarily due to an updated estimate of expected losses based on additional available loss-given-default industry data.

The allowance for both the Agricultural Finance and Rural Infrastructure Finance LTSPC and Farmer Mac Guaranteed portfolios recorded during the three and nine months ended September 30, 2022 remained relatively constant.

The following table presents the unpaid principal balances by delinquency status of Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of September 30, 2023 and December 31, 2022:

Table 6.7

	As of September 30, 2023
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:	$3,368,620	$5,196	$3,573	$2,840	$11,609	$3,380,229
Rural Infrastructure Finance:	487,517	—	—	—	—	487,517
Total	$3,856,137	$5,196	$3,573	$2,840	$11,609	$3,867,746
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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of September 30, 2023 and December 31, 2022, by year of origination:

Table 6.8

	As of September 30, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance:
Internally Assigned Risk Rating:
Acceptable	$148,802	$243,690	$513,841	$535,172	$272,257	$1,228,548	$362,825	$3,305,135
Special mention(1)	—	2,568	1,294	877	—	39,657	527	44,923
Substandard(2)	—	—	—	131	1,541	27,236	1,263	30,171
Total	$148,802	$246,258	$515,135	$536,180	$273,798	$1,295,441	$364,615	$3,380,229

For the Three Months Ended September 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of September 30, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$426,504	$61,013	$487,517
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$426,504	$61,013	$487,517

For the Three Months Ended September 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

The following tables set forth information related to Farmer Mac's borrowings as of September 30, 2023 and December 31, 2022:

Table 7.1

	September 30, 2023
	Outstanding as of September 30		Average Outstanding During the Quarter
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,535,856	5.30%	$942,297	4.92%
Medium-term notes	947,466	4.75%	2,085,249	4.00%
Current portion of medium-term notes	5,472,893	2.49%
Total due within one year	$7,956,215	3.30%
Due after one year:
Medium-term notes due in:
Two years	$5,231,168	3.05%
Three years	3,243,230	2.21%
Four years	3,297,724	2.64%
Five years	2,306,430	4.07%
Thereafter	3,567,720	2.80%
Total due after one year	$17,646,272	2.90%
Total principal net of discounts	$25,602,487	3.03%
Hedging adjustments	(478,942)
Total	$25,123,545

	December 31, 2022
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$565,578	3.91%	$1,325,026	0.96%
Medium-term notes	2,547,733	3.54%	1,442,932	2.11%
Current portion of medium-term notes	4,920,864	1.49%
Total due within one year	$8,034,175	2.31%
Due after one year:
Medium-term notes due in:
Two years	$4,072,740	1.71%
Three years	3,506,480	2.10%
Four years	2,967,625	1.44%
Five years	2,361,197	3.12%
Thereafter	4,057,982	2.60%
Total due after one year	$16,966,024	2.15%
Total principal net of discounts	$25,000,199	2.20%
Hedging adjustments	(531,086)
Total	$24,469,113

The maximum amount of Farmer Mac's discount notes outstanding at any month end during the nine months ended September 30, 2023 and 2022 was $1.5 billion and $2.2 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2023 as of September 30, 2023:

Table 7.2

Debt Callable in 2023 as of September 30, 2023, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2024	$816,830	3.66%
2025	664,046	2.33%
2026	1,012,989	1.57%
2027	560,204	2.27%
Thereafter	1,161,379	2.51%
Total	$4,215,448	2.45%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of September 30, 2023, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2023	$5,468,108	4.57%
2024	5,454,586	2.62%
2025	4,222,333	2.60%
2026	3,319,847	1.81%
2027	2,573,406	3.14%
Thereafter	4,564,207	2.87%
Total principal net of discounts	$25,602,487	3.03%

During the nine months ended September 30, 2023 and 2022, Farmer Mac called $111.0 million and $26.0 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of September 30, 2023, Farmer Mac had not used this borrowing authority.

Gains on Repurchases of Outstanding Debt

No outstanding debt repurchases were made in the nine months ended September 30, 2023 and 2022.

8.EQUITY

Common Stock

During each of the first, second, and third quarters 2023, Farmer Mac paid a quarterly dividend of $1.10 per share on all classes of its common stock. For each quarter in 2022, Farmer Mac paid a quarterly dividend of $0.95 per share on all classes of its common stock.

Farmer Mac's board of directors approved a share repurchase program during third quarter 2015 authorizing Farmer Mac to repurchase up to $25.0 million of its outstanding Class C non-voting common stock. The share repurchase program, last modified on March 14, 2019, authorized Farmer Mac to repurchase up to $10.0 million of Farmer Mac's outstanding Class C non-voting common stock. During first quarter 2020, Farmer Mac repurchased approximately 4,000 shares of Class C non-voting common stock at a cost of approximately $0.2 million. Shortly after these repurchases were completed, Farmer Mac indefinitely suspended its share repurchase program in an effort to preserve capital and liquidity in view of market volatility and uncertainty caused by the COVID-19 pandemic. In March 2021, Farmer Mac's board of directors reinstated the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to March 2023. Farmer Mac did not repurchase any shares of its Class C non-voting common stock during that two-year period. In February 2023, Farmer Mac's board of directors renewed the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to February 2025. Farmer Mac did not repurchase any shares of its Class C non-voting common stock during third quarter 2023. As of September 30, 2023, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both September 30, 2023 and December 31, 2022, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of September 30, 2023, Farmer Mac's minimum capital requirement was $840.1 million and its core capital level was $1.4 billion, which was $581.1 million above the minimum capital requirement as of that date. As of December 31, 2022, Farmer Mac's minimum capital requirement was $805.9 million and its core capital level was $1.3 billion, which was $516.9 million above the minimum capital requirement as of that date.

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

9.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 9.1

Assets and Liabilities Measured at Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,033	$19,033
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,465,545	—	2,465,545
Fixed rate GSE guaranteed mortgage-backed securities	—	1,386,378	—	1,386,378
Floating rate U.S. Treasuries	50,011	—	—	50,011
Fixed rate U.S. Treasuries	952,447	—	—	952,447
Total Available-for-sale Investment Securities	1,002,458	3,851,923	19,033	4,873,414
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,048,708	5,048,708
Farmer Mac Guaranteed Securities	—	—	9,989	9,989
Total Farmer Mac Guaranteed Securities	—	—	5,058,697	5,058,697
USDA Securities:
Trading	—	—	1,302	1,302
Total USDA Securities	—	—	1,302	1,302
Financial derivatives	81	28,774	—	28,855
Guarantee Asset	—	—	5,963	5,963
Total Assets at fair value	$1,002,539	$3,880,697	$5,084,995	$9,968,231
Liabilities:
Financial derivatives	$12	$188,350	$—	$188,362
Total Liabilities at fair value	$12	$188,350	$—	$188,362
(1) Level 3 assets represent 18% of total assets and 50% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2023 or December 31, 2022.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the nine months ended September 30, 2023 and 2022, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three and nine months ended September 30, 2023 and 2022.

Table 9.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2023
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains included in Other Comprehensive Income	Transfers Out(1)	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,032	$—	$—	$1	$—	$—	$—	$19,033
Total available-for-sale	19,032	—	—	1	—	—	—	19,033
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	7,737,810	100,000	(6,875)	133	(107,917)	9,653	(2,684,096)	5,048,708
Farmer Mac Guaranteed Securities	7,605	—	(169)	—	—	2,553	—	9,989
Total available-for-sale	7,745,415	100,000	(7,044)	133	(107,917)	12,206	(2,684,096)	5,058,697
USDA Securities:
Trading	1,348	—	(44)	—	(2)	—	—	1,302
Total USDA Securities	1,348	—	(44)	—	(2)	—	—	1,302
Guarantee and commitment obligations:
Guarantee Asset	4,331	—	(84)	—	1,716	—	—	5,963
Total Guarantee and commitment obligations	4,331	—	(84)	—	1,716	—	—	5,963
Total Assets at fair value	$7,770,126	$100,000	$(7,172)	$134	$(106,203)	$12,206	$(2,684,096)	$5,084,995
(1) Includes $2.7 billion of AgVantage Securities transferred from available-for-sale to held-to-maturity on July 1, 2023.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2022
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized losses included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,061	$—	$—	$11	$—	$171	$19,243
Total available-for-sale	19,061	—	—	11	—	171	19,243
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	6,440,396	1,370,000	(627,131)	(11)	(204,450)	(13,043)	6,965,761
Farmer Mac Guaranteed Securities	9,816	—	(468)	—	—	(1,107)	8,241
Total available-for-sale	6,450,212	1,370,000	(627,599)	(11)	(204,450)	(14,150)	6,974,002
USDA Securities:
Trading	2,275	—	(383)	—	(41)	—	1,851
Total USDA Securities	2,275	—	(383)	—	(41)	—	1,851
Guarantee and commitment obligations:
Guarantee Asset	5,636	—	(229)	—	(715)	—	4,692
Total Guarantee and commitment obligations	5,636	—	(229)	—	(715)	—	4,692
Total Assets at fair value	$6,477,184	$1,370,000	$(628,211)	$—	$(205,206)	$(13,979)	$6,999,788

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2023
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains included in Other Comprehensive Income	Transfers Out(1)	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,027	$—	$—	$6	$—	$—	$—	$19,033
Total available-for-sale	19,027	—	—	6	—	—	—	19,033
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	7,599,379	1,639,650	(1,405,674)	173	(116,447)	15,723	(2,684,096)	5,048,708
Farmer Mac Guaranteed Securities	7,847	—	(1,043)	—	—	3,185	—	9,989
Total available-for-sale	7,607,226	1,639,650	(1,406,717)	173	(116,447)	18,908	(2,684,096)	5,058,697
USDA Securities:
Trading	1,767	—	(479)	—	14	—	—	1,302
Total USDA Securities	1,767	—	(479)	—	14	—	—	1,302
Guarantee and commitment obligations:
Guarantee Asset	4,467	—	(506)	—	2,002	—	—	5,963
Total Guarantee and commitment obligations	4,467	—	(506)	—	2,002	—	—	5,963
Total Assets at fair value	$7,632,487	$1,639,650	$(1,407,702)	$179	$(114,431)	$18,908	$(2,684,096)	$5,084,995
(1) Includes $2.7 billion of AgVantage Securities transferred from available-for-sale to held-to-maturity on July 1, 2023.

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2022
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized losses included in Income	Unrealized losses included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,254	$—	$—	$14	$—	$(25)	$19,243
Total available-for-sale	19,254	—	—	14	—	(25)	19,243
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	6,316,145	2,722,750	(1,435,758)	(345)	(564,242)	(72,789)	6,965,761
Farmer Mac Guaranteed Securities	12,414	—	(1,205)	—	—	(2,968)	8,241
Total available-for-sale	6,328,559	2,722,750	(1,436,963)	(345)	(564,242)	(75,757)	6,974,002
USDA Securities:
Trading	4,401	—	(2,475)	—	(75)	—	1,851
Total USDA Securities	4,401	—	(2,475)	—	(75)	—	1,851
Guarantee and commitment obligations:
Guarantee Asset	6,237	—	(672)	—	(873)	—	4,692
Total Guarantee and commitment obligations	6,237	—	(672)	—	(873)	—	4,692
Total Assets at fair value	$6,358,451	$2,722,750	$(1,440,110)	$(331)	$(565,190)	$(75,782)	$6,999,788

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of September 30, 2023 and December 31, 2022:

Table 9.3

	As of September 30, 2023
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,033	Indicative bids	Range of broker quotes	96.8% - 96.8% (96.8%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,048,708	Discounted cash flow	Discount rate	5.4% - 6.0% (5.7%)
Farmer Mac Guaranteed Securities	$9,989	Discounted cash flow	Discount rate	8.5%
			CPR	3%

USDA Securities	$1,302	Discounted cash flow	Discount rate	5.9% - 6.1% (6.0%)
			CPR	11% - 11% (11%)

Guarantee Asset	$5,963	Discounted cash flow	Discount rate	8.5%
			CPR	3%

	As of December 31, 2022
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,027	Indicative bids	Range of broker quotes	96.8% - 96.8% (96.8%)
Farmer Mac Guaranteed Securities:
AgVantage	$7,599,379	Discounted cash flow	Discount rate	4.7% - 6.1% (5.1%)
Farmer Mac Guaranteed Securities	$7,847	Discounted cash flow	Discount rate	4.8% - 5.3% (5.1%)
			CPR	8%

USDA Securities	$1,767	Discounted cash flow	Discount rate	5.1% - 5.7% (5.3%)
			CPR	19% - 27% (25%)

Guarantee Asset	$4,467	Discounted cash flow	Discount rate	5.4% - 5.9% (5.7%)
			CPR	8%

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of September 30, 2023 and December 31, 2022:

Table 9.4

	As of September 30, 2023		As of December 31, 2022
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$782,318	$782,318	$861,002	$861,002
Investment securities	4,925,183	4,924,253	4,630,701	4,628,268
Farmer Mac Guaranteed Securities	9,170,053	9,216,111	8,573,781	8,628,380
USDA Securities	1,933,529	2,323,657	2,099,445	2,411,601
Loans	9,718,846	10,537,173	9,666,710	10,205,466
Financial derivatives	28,855	28,855	37,409	37,409
Guarantee and commitment fees receivable	58,819	49,809	50,653	47,151
Financial liabilities:
Notes payable	24,224,819	25,123,545	23,591,330	24,469,113
Debt securities of consolidated trusts held by third parties	1,209,757	1,334,014	1,106,837	1,181,948
Financial derivatives	188,362	188,362	175,326	175,326
Guarantee and commitment obligations	56,617	47,607	50,083	46,582

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

The following tables present core earnings for Farmer Mac's segments and a reconciliation to consolidated net income for the three and nine months ended September 30, 2023 and 2022.

Table 10.1

Core Earnings by Business Segment
For the Three Months Ended September 30, 2023
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$33,735	$8,250	$6,393	$1,150	$37,642	$473	$—	$—		$87,643
Less: reconciling adjustments(1)(2)(3)	(1,017)	—	(31)	—	(3,230)	59	—	4,219		—
Net effective spread	32,718	8,250	6,362	1,150	34,412	532	—	4,219		—
Guarantee and commitment fees	4,447	78	279	24	—	—	—	692		5,520
Other income/(expense)(3)	807	—	—	—	3	6	240	2,884		3,940
Total revenues	37,972	8,328	6,641	1,174	34,415	538	240	7,795		97,103

Release of/(provision for) losses	13	3,694	(3,504)	(66)	—	(1)	—	—		136

Release of/(provision for) reserve for losses	58	—	(13)	—	—	—	—	—		45
Operating expenses	—	—	—	—	—	—	(24,034)	—		(24,034)
Total non-interest expense	58	—	(13)	—	—	—	(24,034)	—		(23,989)
Core earnings before income taxes	38,043	12,022	3,124	1,108	34,415	537	(23,794)	7,795	(4)	73,250
Income tax (expense)/benefit	(7,989)	(2,525)	(656)	(233)	(7,226)	(113)	5,267	(1,638)		(15,113)
Core earnings before preferred stock dividends	30,054	9,497	2,468	875	27,189	424	(18,527)	6,157	(4)	58,137
Preferred stock dividends	—	—	—	—	—	—	(6,792)	—		(6,792)
Segment core earnings/(losses)	$30,054	$9,497	$2,468	$875	$27,189	$424	$(25,319)	$6,157	(4)	$51,345

Total Assets	$14,660,371	$1,619,664	$6,648,693	$320,572	$—	$4,866,969	$195,112	$—		$28,311,381
Total on- and off-balance sheet program assets at principal balance	$18,461,835	$1,741,306	$7,118,295	$330,575	$—	$—	$—	$—		$27,652,011
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

Core Earnings by Business Segment
For the Three Months Ended September 30, 2022
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$34,173	$7,600	$4,253	$705	$23,913	$(2,791)	$—	$—		$67,853
Less: reconciling adjustments(1)(2)(3)	(830)	—	(33)	—	(1,349)	—	—	2,212		—
Net effective spread	33,343	7,600	4,220	705	22,564	(2,791)	—	2,212		—
Guarantee and commitment fees	3,833	46	309	13	—	—	—	(1,558)		2,643
Other income/(expense)(3)	469	4	—	—	—	—	—	909		1,382
Total revenues	37,645	7,650	4,529	718	22,564	(2,791)	—	1,563		71,878

Release of/(provision for) losses	93	(333)	(414)	26	—	11	—	—		(617)

Release of reserve for losses	139	—	28	—	—	—	—	—		167
Operating expenses	—	—	—	—	—	—	(19,379)	—		(19,379)
Total non-interest expense	139	—	28	—	—	—	(19,379)	—		(19,212)
Core earnings before income taxes	37,877	7,317	4,143	744	22,564	(2,780)	(19,379)	1,563	(4)	52,049
Income tax (expense)/benefit	(7,953)	(1,536)	(869)	(156)	(4,739)	584	4,366	(328)		(10,631)
Core earnings before preferred stock dividends	29,924	5,781	3,274	588	17,825	(2,196)	(15,013)	1,235	(4)	41,418
Preferred stock dividends	—	—	—	—	—	—	(6,791)	—		(6,791)
Segment core earnings/(losses)	$29,924	$5,781	$3,274	$588	$17,825	$(2,196)	$(21,804)	$1,235	(4)	$34,627

Total Assets	$14,113,686	$1,558,139	$5,779,300	$186,832	$—	$4,608,868	$194,763	$—		$26,441,588
Total on- and off-balance sheet program assets at principal balance	$17,199,347	$1,634,786	$6,296,263	$196,242	$—	$—	$—	$—		$25,326,638
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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2023
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$102,671	$22,842	$17,772	$3,108	$98,588	$397	$—	$—		$245,378
Less: reconciling adjustments(1)(2)(3)	(3,100)	—	(95)	—	60	186	—	2,949		—
Net effective spread	99,571	22,842	17,677	3,108	98,648	583	—	2,949		—
Guarantee and commitment fees	12,960	193	841	69	—	—	—	(1,121)		12,942
Other income/(expense)(3)	2,216	12	—	—	3	17	284	5,484		8,016
Total revenues	114,747	23,047	18,518	3,177	98,651	600	284	7,312		266,336

Release of/(provision for) losses	136	(934)	(652)	(38)	—	4	—	—		(1,484)

(Provision for)/release of reserve for losses	(594)	—	367	—	—	—	—	—		(227)
Operating expenses	—	—	—	—	—	—	(71,935)	—		(71,935)
Total non-interest expense	(594)	—	367	—	—	—	(71,935)	—		(72,162)
Core earnings before income taxes	114,289	22,113	18,233	3,139	98,651	604	(71,651)	7,312	(4)	192,690
Income tax (expense)/benefit	(24,001)	(4,644)	(3,829)	(659)	(20,716)	(127)	15,206	(1,536)		(40,306)
Core earnings before preferred stock dividends	90,288	17,469	14,404	2,480	77,935	477	(56,445)	5,776	(4)	152,384
Preferred stock dividends	—	—	—	—	—	—	(20,374)	—		(20,374)
Segment core earnings/(losses)	$90,288	$17,469	$14,404	$2,480	$77,935	$477	$(76,819)	$5,776	(4)	$132,010

Total Assets	$14,660,371	$1,619,664	$6,648,693	$320,572	$—	$4,866,969	$195,112	$—		$28,311,381
Total on- and off-balance sheet program assets at principal balance	$18,461,835	$1,741,306	$7,118,295	$330,575	$—	$—	$—	$—		$27,652,011
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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2022
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$99,197	$21,738	$11,218	$1,548	$67,673	$(4,069)	$—	$—		$197,305
Less: reconciling adjustments(1)(2)(3)	(2,910)	—	(106)	—	(9,863)	—	—	12,879		—
Net effective spread	96,287	21,738	11,112	1,548	57,810	(4,069)	—	12,879		—
Guarantee and commitment fees	12,387	108	929	43	—	—	—	(3,916)		9,551
Other income/(expense)(3)	1,030	261	—	—	—	—	3	21,987		23,281
Total revenues	109,704	22,107	12,041	1,591	57,810	(4,069)	3	30,950		230,137

Release of/(provision for) losses	440	(1,498)	1,927	(184)	—	14	—	—		699

Release of reserve for losses	324	—	116	—	—	—	—	—		440
Operating expenses	—	—	—	—	—	—	(60,815)	—		(60,815)
Total non-interest expense	324	—	116	—	—	—	(60,815)	—		(60,375)
Core earnings before income taxes	110,468	20,609	14,084	1,407	57,810	(4,055)	(60,812)	30,950	(4)	170,461
Income tax (expense)/benefit	(23,196)	(4,327)	(2,956)	(295)	(12,141)	852	12,827	(6,499)		(35,735)
Core earnings before preferred stock dividends	87,272	16,282	11,128	1,112	45,669	(3,203)	(47,985)	24,451	(4)	134,726
Preferred stock dividends	—	—	—	—	—	—	(20,374)	—		(20,374)
Segment core earnings/(losses)	$87,272	$16,282	$11,128	$1,112	$45,669	$(3,203)	$(68,359)	$24,451	(4)	$114,352

Total Assets	$14,113,686	$1,558,139	$5,779,300	$186,832	$—	$4,608,868	$194,763	$—		$26,441,588
Total on- and off-balance sheet program assets at principal balance	$17,199,347	$1,634,786	$6,296,263	$196,242	$—	$—	$—	$—		$25,326,638
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the quarter ended September 30, 2023. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage
Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on February 24, 2023
(the "2022 Annual Report").

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

During third quarter 2023:

•we continued to increase net income and core earnings;
•we maintained strong liquidity in our investment portfolio well above regulatory requirements;
•we maintained our strong capital position, well above regulatory requirements, and uninterrupted access to the debt capital markets, which historically have not been subject to the same short-term disruptions and liquidity concerns experienced by institutions that rely primarily on deposits to fund their assets; and
•we provided $2.3 billion in liquidity and lending capacity to lenders serving rural America.

Farmer Mac’s performance during third quarter 2023, described in more detail below, reflects the success of our continued focus on pursuing new channels and innovative ways to further our mission to increase the accessibility of financing for American agriculture and rural infrastructure. Despite ongoing macroeconomic concerns such as inflation, failures and liquidity concerns in the banking industry, rising interest rates, and geopolitical conflicts, Farmer Mac continued to deliver solid financial results. These financial results for third quarter 2023 reflected a variety of factors, including:

•the resilience of the farm economy, as producers have benefited from healthy farm incomes and liquidity from relatively high commodity prices in 2021 and 2022;
•an increase in outstanding business volume at higher spreads while credit quality improved;
•our disciplined approach to interest rate risk management that helps to protect earnings from the effects of interest rate volatility and has been accretive to Farmer Mac during periods of rising interest rates; and
•effective capital strategies that resulted in advantageous funding in a rising interest rate environment in the current period.

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

Table 1

	For the Three Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022
	(in thousands)
Net income attributable to common stockholders	$51,345	$40,421	$34,627
Core earnings	45,188	42,162	33,392

The $10.9 million sequential increase in net income attributable to common stockholders was due to a $7.1 million after-tax increase in net interest income, a $1.6 million after-tax increase in guarantee fees, a $1.0 million after-tax decrease in our provision for credit losses, and a $0.8 million after-tax increase in the fair value of undesignated financial derivatives.

The $16.7 million year-over-year increase in net income attributable to common stockholders was due to a $15.6 million after-tax increase in net interest income, a $2.3 million after-tax increase in guarantee fees, a $1.5 million after-tax increase in the fair value of undesignated financial derivatives, and a $0.5 million after-tax decrease in our provision for credit losses. These factors were partially offset by a $3.7 million after-tax increase in operating expenses.

The $3.0 million sequential increase in core earnings was due to a $1.3 million after-tax increase in net effective spread and a $1.0 million after-tax decrease in our provision for credit losses.

The $11.8 million year-over-year increase in core earnings was due to a $14.0 million after-tax increase in net effective spread and a $0.5 million after-tax decrease in our provision for credit losses, partially offset by a $3.7 million after-tax increase in operating expenses.

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

Table 2

	For the Three Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022
	(in thousands)
Net interest income	$87,643	$78,677	$67,853
Net interest yield %	1.22%	1.12%	1.04%
Net effective spread	$83,424	$81,832	$65,641
Net effective spread %	1.20%	1.20%	1.03%

The $9.0 million sequential increase in net interest income was primarily due to a $8.1 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives), and an increase of $0.8 million related to net new business volume. In percentage terms, the sequential 0.10% increase was primarily attributable to the increase in net fair value changes from designated financial derivatives.

The $19.8 million year-over-year increase in net interest income was primarily due to a $10.7 million decrease in funding costs primarily due to our disciplined funding strategies and higher nominal interest rates that have led to an upward repricing of our excess capital that is held in our short-term investment portfolio, a $4.3 million increase related to net new business volume, and a $3.8 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). In percentage terms, the 0.18% increase was primarily attributable to a decrease of 0.14% in funding costs and an increase of 0.05% in net fair value changes from designated financial derivatives.

The $1.6 million sequential increase in net effective spread was primarily due to a decrease of $1.2 million in non-GAAP funding costs due to the same factors mentioned above that decreased our funding costs. In percentage terms, net effective spread remained relatively constant.

The $17.8 million year-over-year increase in net effective spread was primarily due to a $14.8 million decrease in non-GAAP funding costs, due to the same factors mentioned above that decreased our funding costs, and a $3.5 million increase related to net new business volume. In percentage terms, the year-over-year increase of 0.17% was primarily attributable to a decrease in non-GAAP funding costs.

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

Business Volume

Our outstanding business volume was $27.7 billion as of September 30, 2023, a net increase of $0.9 billion from June 30, 2023 after taking into account all new business, maturities, and paydowns on existing assets. The net increase was primarily attributable to a net increase of $509.1 million in the Rural Infrastructure Finance line of business and a net increase of $405.9 million in the Agricultural Finance line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Core capital	$1,421,106	$1,322,801
Capital in excess of minimum capital level required	581,053	516,882

The increase in capital in excess of the minimum capital level required was primarily due to an increase in retained earnings.

Credit Quality

The following table presents Agricultural Finance on- and off-balance sheet substandard assets, in dollars and as a percentage of the respective portfolio as of September 30, 2023, June 30, 2023, and December 31, 2022:

Table 4

	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
September 30, 2023	$149,989	2.0%	$30,171	0.9%
June 30, 2023	156,403	2.1%	38,228	1.2%
December 31, 2022	169,667	2.3%	39,733	1.2%

Increase/(decrease) from prior quarter-ending	$(6,414)	(0.1)%	$(8,057)	(0.3)%
Increase/(decrease) from prior year-ending	$(19,678)	(0.3)%	$(9,562)	(0.3)%
The decrease of $6.4 million in on-balance sheet substandard assets during the third quarter was primarily driven by the full payoff of a substandard agricultural storage and processing loan. The $8.1 million decrease in substandard assets in our off-balance sheet portfolios during third quarter was primarily due to credit upgrades in livestock, permanent plantings, crops, and part-time farms.
There was one substandard asset with an outstanding balance of $29.5 million in the Rural Infrastructure Finance portfolio as of September 30, 2023, and there were no substandard assets as of December 31, 2022.
For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 24 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

The following table presents 90-day delinquencies for the on- and off-balance sheet Agricultural Finance portfolios in dollars and as a percentage of the respective balance sheet category as of September 30, 2023, June 30, 2023, and December 31, 2022:

Table 5

	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
September 30, 2023	$39,602	0.52%	$2,840	0.08%
June 30, 2023	40,798	0.54%	4,570	0.14%
December 31, 2022	39,681	0.53%	3,817	0.12%

Increase/(decrease) from prior quarter-ending	$(1,196)	(0.02)%	$(1,730)	(0.06)%
Increase/(decrease) from prior year-ending	$(79)	(0.01)%	$(977)	(0.04)%
On-balance sheet Agricultural Finance assets 90 or more days delinquent decreased in agricultural storage and processing, part-time farms, and livestock, and was partially offset by increases in permanent plantings and crops. Off-balance sheet Agricultural Finance assets 90 days or more delinquent decreased in livestock and permanent plantings and was partially offset by increases in crops. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet Agricultural Finance portfolio represented over half of the aggregate 90-day delinquencies as of September 30, 2023.

As of both September 30, 2023 and December 31, 2022, there were no 90-day delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loan purchases and loans underlying LTSPCs.

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

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	September 30, 2023	September 30, 2022
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$51,345	$34,627
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	2,921	6,441
Gains/(losses) on hedging activities due to fair value changes	3,210	(624)
Unrealized gains/(losses) on trading securities	1,714	(757)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	29	24
Net effects of terminations or net settlements on financial derivatives	(79)	(3,522)
Income tax effect related to reconciling items	(1,638)	(327)
Sub-total	6,157	1,235
Core earnings	$45,188	$33,392

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$83,424	$65,641
Guarantee and commitment fees(2)	4,828	4,201
Other(3)	1,056	473
Total revenues	89,308	70,315

Credit related expense (GAAP):
(Release of)/provision for losses	(181)	450
Total credit related expense	(181)	450

Operating expenses (GAAP):
Compensation and employee benefits	14,103	11,648
General and administrative	9,100	6,919
Regulatory fees	831	812
Total operating expenses	24,034	19,379

Net earnings	65,455	50,486
Income tax expense(4)	13,475	10,303
Preferred stock dividends (GAAP)	6,792	6,791
Core earnings	$45,188	$33,392

Core earnings per share:
Basic	$4.17	$3.09
Diluted	$4.13	$3.07
Weighted-average shares:
Basic	10,839	10,799
Diluted	10,938	10,874
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

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$132,010	$114,352
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	5,978	11,899
(Losses)/gains on hedging activities due to fair value changes	(1,796)	5,491
Unrealized gains/(losses) on trading securities	2,016	(948)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	87	(18)
Net effects of terminations or net settlements on financial derivatives	1,027	14,526
Income tax effect related to reconciling items	(1,536)	(6,499)
Sub-total	5,776	24,451
Core earnings	$126,234	$89,901

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$242,429	$184,426
Guarantee and commitment fees(2)	14,063	13,467
Other(3)	2,532	1,294
Total revenues	259,024	199,187

Credit related expense (GAAP):
Provision for/(release of) losses	1,711	(1,139)
Total credit related expense	1,711	(1,139)

Operating expenses (GAAP):
Compensation and employee benefits	43,391	36,661
General and administrative	26,047	21,717
Regulatory fees	2,497	2,437
Total operating expenses	71,935	60,815

Net earnings	185,378	139,511
Income tax expense(4)	38,770	29,236
Preferred stock dividends (GAAP)	20,374	20,374
Core earnings	$126,234	$89,901

Core earnings per share:
Basic	$11.66	$8.33
Diluted	$11.56	$8.27
Weighted-average shares:
Basic	10,825	10,787
Diluted	10,924	10,875
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
(4)Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings.

Table 7

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands, except per share amounts)
GAAP - Basic EPS	$4.74	$3.21	$12.20	$10.61
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	0.27	0.60	0.55	1.10
Gains/(losses) on hedging activities due to fair value changes	0.30	(0.06)	(0.17)	0.51
Unrealized gains/(losses) on trading securities	0.16	(0.07)	0.19	(0.09)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	0.01	—
Net effects of terminations or net settlements on financial derivatives	(0.01)	(0.32)	0.10	1.36
Income tax effect related to reconciling items	(0.15)	(0.03)	(0.14)	(0.60)
Sub-total	0.57	0.12	0.54	2.28
Core Earnings - Basic EPS	$4.17	$3.09	$11.66	$8.33

Shares used in per share calculation (GAAP and Core Earnings)	10,839	10,799	10,825	10,787

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$4.69	$3.18	$12.08	$10.51
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	0.27	0.59	0.54	1.09
Gains/(losses) on hedging activities due to fair value changes	0.29	(0.06)	(0.16)	0.50
Unrealized gains/(losses) on trading securities	0.16	(0.07)	0.18	(0.09)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	0.01	—
Net effects of terminations or net settlements on financial derivatives	(0.01)	(0.32)	0.09	1.34
Income tax effect related to reconciling items	(0.15)	(0.03)	(0.14)	(0.60)
Sub-total	0.56	0.11	0.52	2.24
Core Earnings - Diluted EPS	$4.13	$3.07	$11.56	$8.27

Shares used in per share calculation (GAAP and Core Earnings)	10,938	10,874	10,924	10,875

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

Net Interest Income. The following table provides information about interest-earning assets and funding for the three and nine months ended September 30, 2023 and 2022. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis. Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly. The average balance of loans in consolidated trusts with beneficial interests owned by third parties and for which Farmer Mac guarantees all classes of securities issued is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities. The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 8

	For the Three Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$5,974,669	$79,947	5.35%	$5,254,260	$21,581	1.64%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	21,859,457	293,378	5.37%	20,144,586	164,548	3.27%
Total interest-earning assets	27,834,126	373,325	5.36%	25,398,846	186,129	2.93%
Funding:
Notes payable due within one year	3,212,217	38,704	4.82%	2,873,545	15,679	2.18%
Notes payable due after one year(2)	22,784,190	248,002	4.35%	21,205,661	103,440	1.95%
Total interest-bearing liabilities(3)	25,996,407	286,706	4.41%	24,079,206	119,119	1.98%
Net non-interest-bearing funding	1,837,719	—		1,319,640	—
Total funding	27,834,126	286,706	4.12%	25,398,846	119,119	1.88%
Net interest income/yield prior to consolidation of certain trusts	27,834,126	86,619	1.24%	25,398,846	67,010	1.06%
Net effect of consolidated trusts(4)	861,980	1,024	0.48%	823,793	843	0.41%
Net interest income/yield	$28,696,106	$87,643	1.22%	$26,222,639	$67,853	1.04%
(1)Excludes interest income of $8.5 million and $7.7 million in the third quarter of 2023 and 2022, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $7.5 million and $6.8 million in the third quarter of 2023 and 2022, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(4)Includes the effect of consolidated trusts with beneficial interests owned by third parties.

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$5,833,829	$209,429	4.79%	$5,114,900	$38,497	1.00%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	21,518,428	805,922	4.99%	19,543,316	386,968	2.64%
Total interest-earning assets	27,352,257	1,015,351	4.95%	24,658,216	425,465	2.30%
Funding:
Notes payable due within one year	3,463,479	115,557	4.45%	2,741,738	21,630	1.05%
Notes payable due after one year(2)	22,242,225	657,538	3.94%	20,735,954	209,573	1.35%
Total interest-bearing liabilities(3)	25,705,704	773,095	4.01%	23,477,692	231,203	1.31%
Net non-interest-bearing funding	1,646,553	—		1,180,524	—
Total funding	27,352,257	773,095	3.77%	24,658,216	231,203	1.25%
Net interest income/yield prior to consolidation of certain trusts	27,352,257	242,256	1.18%	24,658,216	194,262	1.05%
Net effect of consolidated trusts(4)	880,150	3,122	0.47%	852,223	3,043	0.48%
Net interest income/yield	$28,232,407	$245,378	1.16%	$25,510,439	$197,305	1.03%
(1)Excludes interest income of $25.6 million and $23.7 million in the first nine months of 2023 and 2022, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $22.4 million and $20.6 million in the first nine months of 2023 and 2022, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(4)Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The $48.1 million year-over-year increase in net interest income was primarily due to a $40.3 million decrease in funding costs primarily due to our disciplined funding strategies and higher nominal interest rates that have led to an upward repricing of our excess capital that is held in our short-term investment portfolio, and a $17.0 million increase related to net new business volume. These factors were partially offset by a $7.7 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives) and a $1.1 million decrease in cash-basis interest income. In percentage terms, the 0.13% increase was primarily attributable to a decrease of 0.18% in funding costs, partially offset by a decrease of 0.04% in net fair value changes from designated financial derivatives.

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

Table 9

	For the Nine Months Ended September 30, 2023 Compared to Same Period in 2022
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$164,788	$6,144	$170,932
Loans, Farmer Mac Guaranteed Securities and USDA Securities	376,296	42,658	418,954
Total	541,084	48,802	589,886
Expense from other interest-bearing liabilities	517,961	23,931	541,892
Change in net interest income prior to consolidation of certain trusts(1)	$23,123	$24,871	$47,994
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

Table 10

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$87,643	1.22%	$67,853	1.04%	$245,378	1.16%	$197,305	1.03%
Net effects of consolidated trusts	(1,024)	0.02%	(843)	0.02%	(3,123)	0.02%	(3,044)	0.02%
Expense related to undesignated financial derivatives	(805)	(0.01)%	(2,613)	(0.05)%	(3,999)	(0.02)%	(5,633)	(0.03)%
Amortization of premiums/discounts on assets consolidated at fair value	(24)	—%	(21)	—%	(71)	—%	28	—%
Amortization of losses due to terminations or net settlements on financial derivatives	844	0.01%	640	0.01%	2,448	0.01%	1,723	0.01%
Fair value changes on fair value hedge relationships	(3,210)	(0.04)%	625	0.01%	1,796	0.01%	(5,953)	(0.03)%
Net effective spread	$83,424	1.20%	$65,641	1.03%	$242,429	1.18%	$184,426	1.00%

The $58.0 million year-over-year increase in net effective spread was primarily due to a $45.8 million decrease in non-GAAP funding costs due to the same factors mentioned above that decreased our funding costs, and a $16.4 million increase related to net new business volume. These factors were partially offset by a $1.1 million decrease in cash-basis interest income. In percentage terms, the year-over-year increase of 0.18% was primarily attributable to a decrease in non-GAAP funding costs.

See Note 10 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three and nine month periods ended September 30, 2023 and 2022:

Table 11

	As of September 30, 2023				As of September 30, 2022
	Allowance for Losses	Reserve for Losses	Total Allowance for Losses		Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended
Beginning Balance	$17,351	$1,705	$19,056	$19,056	$13,092	$1,677	$14,769
(Release of)/provision for losses	(136)	(45)	(181)		617	(167)	450
Charge-offs	—	—	—		—	—	—
Ending Balance	$17,215	$1,660	$18,875		$13,709	$1,510	$15,219

For the Nine Months Ended
Beginning Balance	$15,731	$1,433	$17,164	$17,164	$14,492	$1,950	$16,442
Provision for/(release of) losses	1,484	227	1,711		(699)	(440)	(1,139)
Charge-offs	—	—	—		(84)	—	(84)
Ending Balance	$17,215	$1,660	$18,875		$13,709	$1,510	$15,219

See Notes 5 and 6 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

During the three months ended September 30, 2023, we recorded a $0.2 million release from the allowance for losses primarily as a result of a single collateral dependent agricultural storage and processing loan that fully paid off during the quarter, partially offset by one rural infrastructure loan that was downgraded to substandard during the quarter. During the nine months ended September 30, 2023, we recorded a $1.7 million provision to the allowance for loan losses as a result of the above-mentioned rural infrastructure loan.

Guarantee and Commitment Fees. The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the three and nine months ended September 30, 2023 and 2022:

Table 12

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2023	September 30, 2022	$	%	September 30, 2023	September 30, 2022	$	%
	(dollars in thousands)
Contractual guarantee and commitment fees	$3,794	$3,494	$300	9%	$11,195	$10,556	$639	6%
Guarantee obligation amortization	847	1,030	(183)	(18)%	3,767	4,821	(1,054)	(22)%
Guarantee asset fair value changes	879	(1,880)	2,759	147%	(2,020)	(5,826)	3,806	(65)%
Guarantee and commitment fee income	$5,520	$2,644	$2,876	109%	$12,942	$9,551	$3,391	36%

Guarantee and commitment fees increased for the three and nine months ended September 30, 2023 compared to 2022, which was due to increases in the average outstanding balance of LTSPCs during the period. As adjusted for the core earnings presentation, guarantee and commitment fees were $4.8 million and $14.1 million for the three and nine months ended September 30, 2023, respectively, compared to $4.2 million and $13.5 million for the three and nine months ended September 30, 2022, respectively.

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

Gains on financial derivatives. The components of gains and losses on financial derivatives for the three and nine months ended September 30, 2023 and 2022 are summarized in the following table:

Table 13

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2023	September 30, 2022	$	%	September 30, 2023	September 30, 2022	$	%
	(dollars in thousands)
Gains due to fair value changes	$2,921	$6,441	$(3,520)	(55)%	$5,978	$11,899	$(5,921)	(50)%
Accrual of contractual payments	(805)	(2,613)	1,808	(69)%	(3,999)	(5,633)	1,634	(29)%
Gains due to terminations or net settlements	555	(3,056)	3,611	(118)%	2,784	15,285	(12,501)	(82)%
Gains on financial derivatives	$2,671	$772	$1,899	246%	$4,763	$21,551	$(16,788)	(78)%

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

Operating Expenses. The components of operating expenses for the three and nine months ended September 30, 2023 and 2022 are summarized in the following table:

Table 14

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2023	September 30, 2022	$	%	September 30, 2023	September 30, 2022	$	%
	(dollars in thousands)
Compensation and employee benefits	$14,103	$11,648	$2,455	21%	$43,391	$36,661	$6,730	18%
General and administrative	9,100	6,919	2,181	32%	26,047	21,717	4,330	20%
Regulatory fees	831	812	19	2%	2,497	2,437	60	2%
Total Operating Expenses	$24,034	$19,379	$4,655	24%	$71,935	$60,815	$11,120	18%

Compensation and Employee Benefits. The increase in compensation and employee benefits expenses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was largely due to increased headcount.

General and Administrative Expenses (G&A). The increase in G&A expenses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to increased spending on software licenses and information technology and other consultants to support growth and strategic initiatives. One of those initiatives is a multi-year effort to replace Farmer Mac's platform for securities trades and to implement a treasury management system.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three and nine months ended September 30, 2023 and 2022:

Table 15

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2023	September 30, 2022	$	%	September 30, 2023	September 30, 2022	$	%
	(dollars in thousands)
Income tax expense	$15,113	$10,631	$4,482	42%	$40,306	$35,735	$4,571	13%
Effective tax rate	20.6%	20.5%		0.1%	20.9%	21.0%		(0.1)%

Business Volume.

The following table sets forth the net growth or decrease in Farmer Mac's lines of business for the three and nine months ended September 30, 2023 and 2022:

Table 16

Net New Business Volume
		For the Three Months Ended		For the Nine Months Ended
		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	On or Off Balance Sheet	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$35,546	$(160,600)	$(162,932)	$278,637
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (Pass-Through)(1)	On-balance sheet	(17,146)	(11,835)	(55,001)	(125,517)
Beneficial interests owned by third-party investors (Structured)(1)	On-balance sheet	(8,180)	297,298	266,279	297,298
IO-FMGS(2)	On-balance sheet	(168)	(469)	(1,042)	(1,205)
USDA Securities	On-balance sheet	(13,456)	(2,149)	(77,472)	(18,548)
AgVantage Securities(1)	On-balance sheet	225,000	310,000	80,000	580,000
LTSPCs and unfunded commitments	Off-balance sheet	157,041	189,906	169,752	165,219
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(25,716)	(14,466)	(45,272)	(69,244)
Loans serviced for others	Off-balance sheet	(7,589)	(337)	558,731	(1,932)
Total Farm & Ranch		$345,332	$607,348	$733,043	$1,104,708
Corporate AgFinance:
Loans	On-balance sheet	$35,874	$51,433	$57,524	$77,747
AgVantage Securities(1)	On-balance sheet	15,050	(4,282)	23,573	(18,778)
Unfunded commitments	Off-balance sheet	9,626	20,324	56,702	37,983
Total Corporate AgFinance		$60,550	$67,475	$137,799	$96,952
Total Agricultural Finance		$405,882	$674,823	$870,842	$1,201,660
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$29,170	$67,721	$222,944	$397,042
AgVantage Securities(1)	On-balance sheet	476,028	76,425	573,386	29,567
LTSPCs and unfunded commitments	Off-balance sheet	1,205	(19,946)	(37,577)	(25,573)
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	—	—	(71)	—
Total Rural Utilities		$506,403	$124,200	$758,682	$401,036
Renewable Energy:
Loans	On-balance sheet	$6,776	$59,979	$98,503	$99,515
Unfunded commitments	Off-balance sheet	(4,102)	(11,755)	1,902	9,964
Total Renewable Energy		$2,674	$48,224	$100,405	$109,479
Total Rural Infrastructure Finance		$509,077	$172,424	$859,087	$510,515
Total		$914,959	$847,247	$1,729,929	$1,712,175
(1)Categories of Farmer Mac Guaranteed Securities.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.

(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Farmer Mac's outstanding business volume was $27.7 billion as of September 30, 2023, a net increase of $0.9 billion from June 30, 2023 after taking into account all new business, maturities, and paydowns on existing assets.

The $0.3 billion net increase in Farm & Ranch during third quarter 2023 resulted from $1.4 billion of new purchases, commitments, and guarantees, partially offset by $1.0 billion of scheduled maturities and repayments.

Farmer Mac purchased a total of $0.2 billion in Farm & Ranch loans, partially offset by $0.1 billion in repayments. The $0.1 billion net increase was primarily driven by strong borrower economics despite the continued higher interest rate environment.

Farmer Mac also purchased a total of $1.0 billion in Farm & Ranch AgVantage Securities during third quarter 2023, which primarily reflected the refinancing of maturing securities. The $1.0 billion in gross purchases was partially offset by $0.8 billion in scheduled maturities.

The $0.1 billion net increase in Corporate AgFinance during third quarter 2023 resulted from $0.3 billion of new purchases and commitments, which was partially offset by $0.2 billion of scheduled maturities and repayments. Farmer Mac purchased a total of $195.6 million in loans, which was partially offset by $159.7 million in scheduled maturities and repayments. The increase in loan purchases was primarily due to Farmer Mac's continued focus to support loans to larger and more complex agribusinesses focused on food and fiber processing and other food supply chain production.

The $0.5 billion net increase in Rural Utilities during third quarter 2023 resulted from $0.6 billion of new purchases, commitments, and guarantees, which was partially offset by $0.1 billion of scheduled maturities and repayments. Farmer Mac purchased a total of $500.0 million in AgVantage Securities, $43.5 million in telecommunications loans, and $47.0 million in electric distribution and generation and transmission loans. The $90.5 million in loan purchases was partially offset by $61.4 million in scheduled maturities and repayments. The net increase in loan purchases primarily reflected borrowers' normal-course capital expenditures related to maintaining and upgrading utility infrastructure as well as investments in broadband infrastructure, and Farmer Mac's continued focus to support telecommunications investment in rural America.

The $2.7 million net increase in Renewable Energy during third quarter 2023 primarily reflects $17.4 million in loan purchases and unfunded commitments, partially offset by $14.7 million in repayments.

Farmer Mac's outstanding business volume was $25.3 billion as of September 30, 2022, a net increase of $0.8 billion from June 30, 2022 after taking into account all new business, scheduled maturities, and paydowns on existing assets.

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

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 17

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(dollars in thousands)
AgVantage securities	$1,519,715	$1,398,807	$3,093,370	$4,245,963
Loans securitized and held in consolidated trusts with beneficial interests owned by third parties	6,399	318,997	291,600	344,925
Total Farmer Mac Guaranteed Securities Issuances	$1,526,114	$1,717,804	$3,384,970	$4,590,888

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

During the three and nine months ended September 30, 2023 and 2022, Farmer Mac realized no gains or losses from the securitization of loans that it holds in consolidated trusts. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets.

During the three and nine months ended September 30, 2023 and 2022, Farmer Mac realized no gains or losses from the issuance of Farmer Mac Guaranteed USDA Securities or AgVantage Securities.

The following table sets forth information about outstanding volume in each of Farmer Mac's lines of business as of the dates indicated:

Table 18

Outstanding Business Volume
	On or Off Balance Sheet	As of September 30, 2023	As of December 31, 2022
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$4,987,818	$5,150,750
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (Pass-Through)(1)	On-balance sheet	859,917	914,918
Beneficial interests owned by third-party investors (Structured)(1)	On-balance sheet	562,937	296,658
IO-FMGS(2)	On-balance sheet	9,580	10,622
USDA Securities	On-balance sheet	2,329,830	2,407,302
AgVantage Securities(1)	On-balance sheet	5,685,000	5,605,000
LTSPCs and unfunded commitments	Off-balance sheet	2,992,061	2,822,309
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	455,681	500,953
Loans serviced for others	Off-balance sheet	579,011	20,280
Total Farm & Ranch		$18,461,835	$17,728,792
Corporate AgFinance:
Loans	On-balance sheet	$1,223,777	$1,166,253
AgVantage Securities(1)	On-balance sheet	383,173	359,600
Unfunded commitments	Off-balance sheet	134,356	77,654
Total Corporate AgFinance		$1,741,306	$1,603,507
Total Agricultural Finance		$20,203,141	$19,332,299
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$3,024,640	$2,801,696
AgVantage Securities(1)	On-balance sheet	3,617,542	3,044,156
LTSPCs and unfunded commitments	Off-balance sheet	475,015	512,592
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	1,098	1,169
Total Rural Utilities		$7,118,295	$6,359,613
Renewable Energy:
Loans	On-balance sheet	$318,073	$219,570
Unfunded commitments	Off-balance sheet	12,502	10,600
Total Renewable Energy		$330,575	$230,170
Total Rural Infrastructure Finance		$7,448,870	$6,589,783
Total		$27,652,011	$25,922,082
(1)A Farmer Mac Guaranteed Security.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of September 30, 2023:

Table 19

Schedule of Principal Amortization as of September 30, 2023
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2023	$97,947	$72,738	$26,915	$197,600
2024	534,148	303,216	111,733	949,097
2025	588,262	244,862	112,693	945,817
2026	572,745	287,332	116,993	977,070
2027	686,149	256,126	118,859	1,061,134
Thereafter	8,497,911	2,703,472	2,044,506	13,245,889
Total	$10,977,162	$3,867,746	$2,531,699	$17,376,607

Of Farmer Mac's $27.7 billion outstanding principal balance of business volume as of September 30, 2023, $9.7 billion were AgVantage securities included in the Agricultural Finance and Rural Infrastructure Finance lines of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of September 30, 2023:

Table 20

AgVantage Balances by Year of Maturity
As of
September 30, 2023
(in thousands)
2023	$805,781
2024	2,191,199
2025	1,247,625
2026	1,186,530
2027	1,050,698
Thereafter(1)	3,204,980
Total	$9,686,813
(1)Includes various maturities ranging from 2028 to 2049.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.4 years as of September 30, 2023.

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools as a secondary market that helps meet the financing needs of rural America. The pace and trajectory of Farmer Mac's growth will depend on the capital and liquidity needs of the lending institutions serving agriculture and rural infrastructure businesses and the overall financial health of borrowers in the sectors we serve. Market interest rates have increased significantly since the lows experienced in 2021, and interest rates on Farmer Mac products during third quarter 2023 continued to be higher than Farmer Mac's 15-year historical averages. New loan origination volumes tend to correlate inversely with changes in interest rates. However, prepayment rates also generally correlate inversely with changes in interest rates, with higher interest rates typically slowing the pace of portfolio loan repayments. Future changes to monetary policy and the overall level, pace, and duration of elevated interest rates could continue to impact the pace and timing of the Agricultural Finance mortgage loan purchase demand and repayments. Farmer Mac anticipates positive momentum in wholesale volume refinancing activity in fourth quarter 2023, with most of the AgVantage Securities scheduled to mature in fourth quarter 2023 expected to be successfully refinanced through the purchase of new AgVantage Securities.

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

•Farmer Mac's growing relationships with larger regional and national lenders, as well as consolidation within the agricultural and rural infrastructure lending industry, continue to provide opportunities that could influence Farmer Mac's loan and wholesale funding demand and increase the average transaction size within Farmer Mac's lines of business.

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

•Resilient access to debt capital markets as investors seek government and agency issuances.

In third quarter 2023, elevated interest rates continued to cause fluctuations in bank liquidity due to deposit withdrawals. Farmer Mac, not being a depository institution, is insulated from similar liquidity concerns. In fact, certain economic disruptions could potentially have a positive impact on Farmer Mac’s funding costs relative to the market. Historically, significant economic events have often led investors to seek high-quality fixed income investments, such as Farmer Mac’s debt securities. As Farmer Mac’s funding strategies do not rely on deposits, it is generally capable of extending funding beyond short-term disruptions, thereby circumventing many potential liquidity concerns. This funding advantage could present Farmer Mac with increased opportunities in a competitive lending environment.

The U.S. economy continued to exhibit signs of growing volatility in third quarter 2023. While consumer spending has retreated modestly from the highs experienced in 2022, the significantly higher interest rate environment continues to create uncertainty for the economic outlook for the U.S. economy in the remainder of 2023 and into 2024. And while labor markets continue to remain resilient, slower consumer spending, declines in residential housing investment, and the continued tightening of credit conditions following bank industry stress indicate that the probability of a U.S. or global recession remains elevated. Farmer Mac believes that its portfolio is sufficiently balanced to withstand the market volatility that arises with an economic recession, as the agricultural, food, and infrastructure industries tend not to be directly correlated with the general economy. Farmer Mac believes these sectors are generally well positioned to withstand an economic downturn due to ample consumer demand and government support.

The recent rise in short-term rates has provided an asymmetric benefit to Farmer Mac's earnings, and Farmer Mac projects limited downside to earnings when rates decline due to its proactive equity capital allocation strategies. This is due to our fundamental asset liability management approach, where Farmer Mac matches the duration and convexity of our assets and liabilities in all rate environments, which enables Farmer Mac to minimize earnings volatility in periods of short-term interest rate volatility.

In addition to active fundamental asset liability management that enables Farmer Mac to mitigate earnings volatility in periods of short-term interest rate volatility, Farmer Mac's business has certain natural business hedges that help to insulate it from interest rate volatility. This is a key differentiator for Farmer Mac relative to other financial services entities. For example, when interest rates rise, prepayments also tend to decline - but interest earned on excess cash and capital would likely increase and Farmer Mac would continue to have strong market access, as Farmer Mac does not rely on deposits as a source of funding. Conversely, when interest rates decline, loan purchase volume often increases but prepayments also tend to increase. Farmer Mac is able to manage its interest rate risk through exercising callable issuances and maintaining its market-based credit spreads. Although these natural business dynamics are not perfect offsets, they do counterbalance to mitigate volatility from changes in short-term interest rates.

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

Agricultural Industry. The agricultural economy experienced somewhat favorable conditions in third quarter 2023, with mixed commodity prices and continued easing in input price inflation. In response to Russia's invasion of Ukraine in early 2022, grain commodity prices rose rapidly during first half of 2022 and continued to be elevated during much of the second half of 2022. Higher commodity prices for grains and many animal proteins substantially increased gross cash receipts for the 2022 marketing year. Farm expense price levels partially stabilized in third quarter 2023, after falling for several consecutive quarters. While many expense categories have dropped significantly from their 2022 peak levels, several other categories such as interest, labor, and other inputs remain elevated and could experience additional upward pressure through the remainder of the year and into 2024. Grain commodity prices moderated again in third quarter 2023 due to stabilizing supply expectations, though uncertainty in Ukraine could increase price volatility in the last quarter of 2023 and into 2024.

Overall farm incomes are expected to trend lower in 2023 after reaching new highs in 2022. The USDA estimates that net cash farm income climbed another 35% to $202.2 billion in 2022, a new all-time high. The primary driver of increased profitability was higher cash revenues, contrary to 2019 and 2020 when elevated government support payments lifted farm incomes. The USDA estimates production expenses rose by 15% in 2022, a level experienced in the 1970s and again in the 2012-2014 agricultural economy expansion. Looking forward, the USDA expects net cash farm income to fall by 27% to $148.6 billion in 2023 due to lower commodity prices and elevated farm expenses. However, the 2023 farm income projections are 20% higher than the 10-year average, demonstrating the continued strength in farm profitability.

Rising farm incomes alongside low interest rates in 2020 and 2021 drove a rapid rise in land values and a decrease in farm delinquencies and bankruptcies. This trend has continued into 2023. Land value survey data from the USDA show a 7.4% increase in average farm real estate values from June 2022 to June 2023. Annual farm real estate value gains were highest in the Northern Plains (13.7%) and the Southern Plains (9.4%) but also strong in the Lake states (8.2%), the Corn Belt (7.1%), and the Southeast (5.7%). The Federal Reserve Bank of Chicago AgLetter reported a 9% gain in farmland values in the Seventh District (primarily Iowa, Indiana, Illinois, and Wisconsin) between July 2022 and July 2023. Data from the Federal Reserve Bank of Kansas City show a similar rise in land values in the Tenth District (primarily Kansas, Missouri, Nebraska, and Oklahoma) during that same period. Farmland value growth rates moderated in second quarter 2023 in the face of rapidly rising interest rates. Growth rates in land values could remain low in 2023 and into 2024 due to compressing farm profitability and an elevated interest rate environment. While regional averages for farmland values provide a good barometer for the overall movement in U.S. farmland values, economic forces affecting land markets are highly localized, and some markets may experience greater volatility in farmland values than state or national averages indicate.

Economic conditions are likely to bring mixed effects to credit demand during the remainder of 2023. Strong asset appreciation in recent years could signal additional demand and capacity for farm debt as financial decision-makers look to lock in long-term economics for their appreciating farm and agribusiness assets. Farm profitability generally increases asset values and demand for the asset class for multiple years, which also contributes to increasing credit demand. However, the elevated interest rate environment could adversely impact mortgage portfolio growth, lowering new sales and originations but also potentially slowing portfolio prepayments. Finally, a changing yield curve coupled with widening market credit spreads could increase opportunities for corporate and institutional lending, as Farmer Mac's programs become more attractive at higher costs of capital. Combined, these factors are expected to be generally supportive of continued net portfolio growth for Farmer Mac during the last quarter of 2023.

Positive economic conditions in the agricultural economy improved Farmer Mac's agricultural portfolio performance in 2022 and throughout the first three quarters of 2023. Farmer Mac's 90-day delinquency levels decreased slightly in third quarter 2023 relative to second quarter 2023. The overall delinquency rate decreased from 0.42% of the Agricultural Finance line of business as of June 30, 2023 to 0.39% of the Agricultural Finance line of business as of September 30, 2023. The third quarter 2023 percentage is also slightly lower than the 0.42% delinquency rate as of September 30, 2022. The year-over-year decrease in the seriously delinquent rate was caused by typical, seasonal portfolio delinquency activity as well as a resolution of a large, agribusiness credit workout. The top five exposures of seriously delinquent loans as of third quarter 2023 represent over half of all 90-day delinquent loans. Rising input costs, market volatility, and the potential for continued economic and weather-related stress increase the level of uncertainty inherent in the agricultural credit sector, which could negatively affect the trajectory of the current agricultural cycle. Farmer Mac believes that its portfolio continues to be highly diversified, both geographically and by commodity and that its portfolio has been underwritten to high credit quality standards. Therefore, Farmer Mac believes that its portfolio is well-positioned to endure reasonably foreseeable volatility from cyclical and external factors. For more information about the loan balances, loan-to-value ratios, 90-day delinquencies, and substandard asset rate for the Agricultural Finance mortgage loans in Farmer Mac's portfolio as of September 30, 2023, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. External market conditions that could adversely impact the farm and food sectors in the remainder of 2023 and into 2024 include foreign trade and trade policy, supply chain disruptions, and environmental conditions. The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand, making trade policy an important consideration for farms and food. The USDA projects U.S. agriculture exports will drop to $177.5 billion in 2023, a 9% decline relative to last year. Through August 2023, agricultural export values were down approximately 12% in 2023 compared to 2022. The value of the U.S. dollar relative to other major currencies rose 3% in third quarter 2023. A strong U.S. dollar could potentially be a headwind for farm, food, fiber, and fuel exports through the last quarter of 2023. Slower global growth could also be a headwind for consumer-oriented products like animal proteins, dairy, fruits, and nuts, and Ukrainian corn and wheat production may eventually stabilize. Because Farmer Mac has significant exposure to crop commodities like corn, soybeans, hay, wheat, and cotton, any increase in agricultural commodity prices is likely to benefit Farmer Mac's overall portfolio credit quality more than degradation from downward pressure on livestock and consumer product profitability.

Severe weather conditions and long-term environmental change continue to shape agricultural sectors. The U.S. experienced 18 separate billion-dollar weather disasters in 2022, as tracked by the National Oceanic and Atmospheric Administration. Many of those events affected agriculture, including midwestern storms, western wildfires, excessive heat, and drought. Federal crop insurance provides a strong mitigator against this risk, but farmers and ranchers face increasingly-severe weather incidents. Long and persistent heat and drought conditions affected agricultural production regions in the western and midwestern parts of the United States in 2021 and 2022.

There has been a sizable improvement in conditions in 2023 for large portions of the West Coast, especially California, but drought conditions have intensified in other areas of the country. Approximately 19% of the continental U.S. was classified as being in severe to extreme drought as of September 30, 2023, according to data from the National Center for Environmental Information. Much of the U.S. affected by drought conditions in third quarter 2023 is in the Central and Southern Plains. Dry weather across a significant portion of the Mississippi River basin this summer has led to sharply lower river levels this fall. Barge traffic has been reduced as a result, complicating logistics for grain processors across the northern U.S. this fall. Higher transportation costs for barges may ultimately lead to lower farmgate prices, although the impact will likely vary significantly based on alternative transportation options such as rail. For loans in other areas that commonly experience exceptional drought (primarily in California), Farmer Mac's underwriting process includes an assessment of anticipated long-term water availability for the related property and how that impacts the collateral value and borrower's cash flow position to mitigate that risk.

Rural Infrastructure Industry. Economic conditions affecting the rural infrastructure industry typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers has slowed with an annual decline in sales of 1.2% and an increase in revenue of 7.5%, respectively, in the last 12 months through July 2023 compared to July 2022. This decline in sales was driven by a drop in the residential and industrial sectors. The average price of electricity to industrial customers decreased 10.2% in July 2023 relative to last year. Higher energy input prices such as natural gas and coal became a headwind in 2022. Natural gas prices rose consistently in 2021 and 2022 because of reduced supply and additional demand for U.S. liquified natural gas from European countries. Coal prices also rapidly increased in 2022, driven by higher natural gas prices and additional overseas demand to offset limited Russian coal exports. Despite higher input costs, power producers are generally able to pass cost increases through higher retail electricity prices, which has contributed to the increase in electricity costs for retail customers throughout 2022. Oil and natural gas prices were volatile during much of 2022 but have moderated throughout 2023, contributing to modest declines in electricity prices this year as of July. Through September 30, 2023, Farmer Mac had not observed material degradation in the financial performance of its rural infrastructure portfolio, and that portfolio has never experienced a serious delinquency or default since inception.

Prospects for loan growth within the rural infrastructure segment are varied by industry. For electric cooperatives, ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure are expected to continue at historical levels based on replacement and modernization of existing infrastructure. These growth opportunities may be affected by the demand for electric power in rural areas, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Investment in rural telecommunications infrastructure continues to be robust for cooperative and non-cooperative providers due to their access to federally funded programs, such as USDA's Broadband Equity Access and Deployment Program (BEAD), the Federal Communications Commission's Rural Digital Opportunity Fund (RDOF), the USDA’s ReConnect, and the USDA’s Telecommunications Infrastructure Loan and Loan Guarantee program. In addition to capital projects spurred by these programs, Farmer Mac could see an increase in financing opportunities for other telecommunications providers in rural areas, with fiber line expansion and wireless broadband increasingly important to rural economic opportunity and precision agriculture.

Finally, the growth in renewable energy generation and deployment of energy storage technologies may continue to deepen Farmer Mac's relationships with existing customers through new business opportunities. According to data from the U.S. Energy Information Administration, renewable electricity capacity is expected to grow by 48% in the next five years, compared to total electric capacity growth of 10%. The rising cost of fossil fuel-based inputs combined with the falling costs of renewable power generation may hasten this increase in capacity along with recently enacted legislation, such as the Inflation Reduction Act of 2022 that incentivizes domestic production in clean energy technologies such as solar and wind. Because of these policy tailwinds, analytics from Bloomberg New Energy Finance (BNEF) estimate that investors will install nearly 400 gigawatts of renewable energy capacity between

2023 and 2030. BNEF analysis also anticipates that nearly $2.5 trillion will be invested in renewable projects between 2021 and 2050. If realized, growth in renewable energy capacity may broaden Farmer Mac's customer base focused on financing renewable energy projects and companies. In response to this expected growth, Farmer Mac has deployed new financing products tailored to the renewable energy sector, which represents a new and growing market opportunity for Farmer Mac. Under this initiative, Farmer Mac's total outstanding loans and loan commitments of renewable energy financing transactions was $330.6 million as of September 30, 2023.

Legislative and Regulatory Outlook. Farmer Mac continues to monitor potential legislative and regulatory changes that could affect Farmer Mac or its stakeholders, including:

•The current farm bill expired on September 30, 2023. Covering a variety of programs impacting farm profitability, agricultural credit, and rural infrastructure, it is a critical piece of legislation for rural America and the agricultural sector which includes Farmer Mac's customers. Congress has started an extensive process to review programs that are included in the farm bill in preparation for reauthorization. Farmer Mac is seeking changes to its charter to enhance its partnerships and services in support of farmers, ranchers, agribusinesses, and rural infrastructure in this farm bill reauthorization.

•On October 5, 2023, FCA approved a final rule on cyber risk management. The rule requires an assessment of internal and external risk factors, identification of potential systems and software vulnerabilities, the establishment of a risk management program for the risks identified, development of a cyber risk training program, policies for managing third-party relationships, and the establishment of board reporting requirements. The effective date of the final rule is January 1, 2025.

•In the FCA's proposed 2023 regulatory agenda, the agency is targeting a proposed rulemaking on Farmer Mac's regulatory capital framework for May 2024. This timeline may change, and Farmer Mac's management team will continue to monitor the FCA's process for this potential rulemaking.

•Two of the three members of the FCA board are currently serving in holdover status because their terms have expired. These board members will continue to serve in their roles until replacements are nominated by the President and confirmed by the U.S. Senate.

Balance Sheet Review

The following table summarizes Farmer Mac's balance sheet as of the periods indicated:

Table 21

	As of		Change
	September 30, 2023	December 31, 2022	$	%
	(in thousands)
Assets
Cash and cash equivalents	$782,318	$861,002	$(78,684)	(9)%
Investment securities	4,924,253	4,628,268	295,985	6%
Farmer Mac Guaranteed Securities	9,216,111	8,628,380	587,731	7%
USDA Securities	2,323,657	2,411,601	(87,944)	(4)%
Loans, net of allowance	9,114,771	8,994,350	120,421	1%
Loans held in trusts	1,422,402	1,211,116	211,286	17%
Other	527,869	598,393	(70,524)	(12)%
Total assets	$28,311,381	$27,333,110	$978,271	4%
Liabilities
Notes Payable	$25,123,545	$24,469,113	$654,432	3%
Debt securities of consolidated trusts held by third parties	1,334,014	1,181,948	152,066	13%
Other	468,555	410,091	58,464	14%
Total liabilities	$26,926,114	$26,061,152	$864,962	3%
Total equity	1,385,267	1,271,958	113,309	9%
Total liabilities and equity	$28,311,381	$27,333,110	$978,271	4%

Assets. The increase in total assets was primarily attributable to new Farmer Mac Guaranteed Securities volume, new loan volume, including those held in consolidated trusts, and a larger investment portfolio.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to fund the acquisition of Farmer Mac Guaranteed Securities and loan volume, including those held in consolidated trusts.

Equity. The increase in total equity was primarily due to an increase in retained earnings and an increase in accumulated other comprehensive income.

Risk Management

Credit Risk – Loans and Guarantees.
Agricultural Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Agricultural Finance mortgage loans as of September 30, 2023 was $11.0 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For Corporate AgFinance loans, which are often larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for Agricultural Finance mortgage loans, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch" and "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance" in Farmer Mac's 2022 Annual Report.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. For Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, Farmer Mac's 90-day delinquencies as of September 30, 2023, were $42.4 million (0.39% of the Agricultural Finance mortgage loan portfolio to which Farmer Mac has direct credit exposure), compared to $45.4 million (0.42% of the Agricultural Finance mortgage loan portfolio) as of June 30, 2023 and $43.5 million (0.41% of the Agricultural Finance mortgage loan portfolio) as of December 31, 2022. Those 90-day delinquencies consisted of 23 delinquent loans as of September 30, 2023, compared to 42 delinquent loans as of June 30, 2023 and 37 delinquent loans as of December 31, 2022. The decrease in the number of 90-day delinquencies was primarily driven by decreased delinquencies in storage and processing, livestock, and part-time farms and was partially offset by increased delinquencies in permanent plantings and crops. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of September 30, 2023. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Farmer Mac's 90-day delinquency rate as of September 30, 2023 was below Farmer Mac's historical average. In the near-term, our delinquency rate may exceed our historical average due to changes in the agricultural or general economy or unforeseen and idiosyncratic events like adverse weather events. Farmer Mac's average 90-day delinquency rate as a percentage of its Agricultural Finance mortgage loan portfolio over the last 15 years is approximately 1%. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure:

Table 22

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2023	$11,014,678	$42,443	0.39%
June 30, 2023	10,826,201	45,368	0.42%
March 31, 2023	10,680,419	70,646	0.66%
December 31, 2022	10,719,571	43,498	0.41%
September 30, 2022	10,508,549	44,232	0.42%
June 30, 2022	10,128,083	20,623	0.20%
March 31, 2022	9,879,978	55,847	0.57%
December 31, 2021	9,811,749	47,307	0.48%
September 30, 2021	9,445,359	54,792	0.58%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.15% of total outstanding business volume as of September 30, 2023, compared to 0.17% as of December 31, 2022 and 0.17% as of September 30, 2022.

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of September 30, 2023 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 23

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of September 30, 2023
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2013 and prior	7%	$754,821	$2,861	0.38%
2014	2%	201,039	2,047	1.02%
2015	3%	323,275	9,585	2.96%
2016	5%	522,172	3,070	0.59%
2017	5%	520,982	—	—%
2018	5%	592,179	4,057	0.69%
2019	7%	830,527	12,177	1.47%
2020	18%	1,977,670	5,824	0.29%
2021	24%	2,608,527	931	0.04%
2022	16%	1,760,959	1,891	0.11%
2023	8%	922,527	—	0.11%
Total	100%	$11,014,678	$42,443	0.39%
By geographic region(2):
Northwest	13%	$1,398,926	$2,844	0.20%
Southwest	30%	3,321,507	22,000	0.66%
Mid-North	26%	2,883,439	4,845	0.17%
Mid-South	18%	1,941,821	10,355	0.53%
Northeast	4%	464,516	1,297	0.28%
Southeast	9%	1,004,469	1,102	0.11%
Total	100%	$11,014,678	$42,443	0.39%
By commodity/collateral type:
Crops	49%	$5,436,386	$19,628	0.36%
Permanent plantings	22%	2,397,576	18,007	0.75%
Livestock	19%	2,066,164	2,332	0.11%
Part-time farm	4%	471,934	2,476	0.52%
Ag. Storage and Processing	6%	625,774	—	—%
Other	—%	16,844	—	—%
Total	100%	$11,014,678	$42,443	0.39%
By original loan-to-value ratio:
0.00% to 40.00%	20%	$2,206,837	$4,081	0.18%
40.01% to 50.00%	23%	2,448,046	10,400	0.42%
50.01% to 60.00%	35%	3,867,086	20,708	0.54%
60.01% to 70.00%	20%	2,226,680	7,254	0.33%
70.01% to 80.00%(3)	2%	240,411	—	—%
80.01% to 90.00%(3)	—%	25,618	—	—%
Total	100%	$11,014,678	$42,443	0.39%
By size of borrower exposure(4):
Less than $1,000,000	25%	$2,806,391	$4,363	0.16%
$1,000,000 to $4,999,999	37%	4,095,503	18,360	0.45%
$5,000,000 to $9,999,999	15%	1,633,998	10,135	0.62%
$10,000,000 to $24,999,999	13%	1,399,862	9,585	0.68%
$25,000,000 and greater	10%	1,078,924	—	—%
Total	100%	$11,014,678	$42,443	0.39%
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Agricultural Finance mortgage loans is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of September 30, 2023, Farmer Mac's Agricultural Finance mortgage loans (to which it has direct credit exposure) comprising substandard assets were $180.2 million (1.6% of the portfolio), compared to $194.6 million (1.8% of the portfolio) as of June 30, 2023, and $209.4 million (2.0% of the portfolio) as of December 31, 2022. Those substandard assets comprised 210 loans as of September 30, 2023, 239 loans as of June 30, 2023, and 243 loans as of December 31, 2022.

The decrease of $14.4 million in Agricultural Finance substandard assets during third quarter 2023 was primarily driven by a substandard loan payoff in our on-balance sheet portfolios. Agricultural Finance substandard assets decreased as a percentage of both our on-balance sheet and our off-balance sheet Agricultural Finance portfolios during third quarter 2023.

The percentage of Agricultural Finance substandard assets within the portfolio as of September 30, 2023 was below the historical average. Farmer Mac's average Agricultural Finance substandard assets as a percentage of its Agricultural Finance mortgage loans over the last 15 years is approximately 4%. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses will also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its Agricultural Finance portfolio, which Farmer Mac believes is adequately collateralized.

Within Agricultural Finance, Farmer Mac considers a Farm & Ranch loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards. As of September 30, 2023 and December 31, 2022, the average unpaid principal balances for Farm & Ranch loans outstanding and to which Farmer Mac has direct credit exposure was $800,000 and $806,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans purchased during third quarter 2023 was 49%, compared to 47% for loans purchased during third quarter 2022. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 50% and 51% as of September 30, 2023 and December 31, 2022, respectively. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 54% and 46% as of September 30, 2023 and December 31, 2022, respectively.

The weighted-average current loan-to-value ratio (the loan to-value ratio based on original appraised value and current outstanding loan amount adjusted to reflect amortization) for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 45% and 46% as of September 30, 2023 and December 31, 2022, respectively.

The following table presents the current loan-to-value ratios for the Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, as disaggregated by internally assigned risk ratings:

Table 24

Agricultural Finance Mortgage Loans current loan-to-value ratio by internally assigned risk rating as of September 30, 2023
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio(1):
0.00% to 40.00%	$3,383,689	$100,328	$57,113	$3,541,130
40.01% to 50.00%	2,782,252	106,362	36,305	2,924,919
50.01% to 60.00%	2,803,606	109,240	46,605	2,959,451
60.01% to 70.00%	1,310,122	53,242	22,761	1,386,125
70.01% to 80.00%	158,890	13,056	13,453	185,399
80.01% and greater	12,953	778	3,923	17,654
Total	$10,451,512	$383,006	$180,160	$11,014,678
(1)The current loan-to-value ratio is based on original appraised value (or most recently obtained valuation, if available) and current outstanding loan amount adjusted to reflect loan amortization.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of September 30, 2023 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 25

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of September 30, 2023
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2013 and prior	$18,729,043	$33,785	0.18%
2014	1,088,631	—	—%
2015	1,251,414	(516)	(0.04)%
2016	1,596,330	903	0.06%
2017	1,708,843	4,311	0.25%
2018	1,396,862	—	—%
2019	1,630,441	—	—%
2020	2,926,857	—	—%
2021	3,325,688	—	—%
2022	2,006,572	—	—%
2023	1,057,544	—	—%
Total	$36,718,225	$38,483	0.10%
By geographic region(1):
Northwest	$4,676,155	$12,094	0.26%
Southwest	12,270,175	8,542	0.07%
Mid-North	9,112,740	17,165	0.19%
Mid-South	5,315,291	(613)	(0.01)%
Northeast	1,904,527	323	0.02%
Southeast	3,439,337	972	0.03%
Total	$36,718,225	$38,483	0.10%
By commodity/collateral type:
Crops	$16,890,404	$3,790	0.02%
Permanent plantings	7,952,588	9,783	0.12%
Livestock	8,066,465	3,836	0.05%
Part-time farm	1,909,960	1,090	0.06%
Ag. Storage and Processing	1,730,020	19,984	1.16%
Other	168,788	—	—%
Total	$36,718,225	$38,483	0.10%
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

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 26

	As of September 30, 2023
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$732,692	$233,353	$299,186	$110,339	$23,333	$23	$1,398,926
	6.7%	2.1%	2.7%	1.0%	0.2%	—%	12.7%
Southwest	706,411	1,794,271	565,136	107,611	132,777	15,301	3,321,507
	6.5%	16.3%	5.1%	1.0%	1.2%	0.1%	30.2%
Mid-North	2,359,328	10,746	256,906	83,326	171,805	1,328	2,883,439
	21.4%	0.1%	2.3%	0.8%	1.6%	—%	26.2%
Mid-South	1,116,811	84,500	619,109	61,942	59,459	—	1,941,821
	10.1%	0.8%	5.6%	0.6%	0.5%	—%	17.6%
Northeast	188,431	43,133	72,144	48,991	111,817	—	464,516
	1.7%	0.4%	0.7%	0.4%	1.0%	—%	4.2%
Southeast	332,713	231,573	253,683	59,725	126,583	192	1,004,469
	3.0%	2.1%	2.4%	0.5%	1.1%	—%	9.1%
Total	$5,436,386	$2,397,576	$2,066,164	$471,934	$625,774	$16,844	$11,014,678
	49.4%	21.8%	18.8%	4.3%	5.6%	0.1%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 27

	As of September 30, 2023
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

Rural Infrastructure Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Rural Infrastructure Finance loans held and loans underlying LTSPCs as of September 30, 2023 was $3.8 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Rural Infrastructure Finance loans, see "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac's 2022 Annual Report. As of September 30, 2023, there were no delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loans. As of September 30, 2023, there was one telecommunications loan downgraded to substandard, with an unpaid principal balance of $29.5 million.

Farmer Mac evaluates credit risk of Rural Infrastructure assets by reviewing a variety of borrower credit risk characteristics. These characteristics can include (but is not limited to) financial metrics, internal risk ratings, ratings assigned by ratings agencies, types of customers served, sources of power supply, and the regulatory environment.

The following table disaggregates Farmer Mac’s portfolio of Rural Infrastructure loans by portfolio segment and by internally assigned risk ratings.

Table 28

	As of September 30, 2023
	Rural Infrastructure Finance portfolio by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$2,321,834	$—	$—	$2,321,834
Generation and Transmission Cooperative	692,779	—	—	692,779
Renewable Energy	330,575	—	—	330,575
Telecommunications	455,548	—	29,494	485,042
Rural Infrastructure Total	$3,800,736	$—	$29,494	$3,830,230

For more information about the credit quality of Farmer Mac's Rural Infrastructure Finance portfolio and the associated allowance for losses please refer to Notes 5 and 6 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business because of the USDA guarantee. As of September 30, 2023, Farmer Mac had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended September 30, 2023, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the Agricultural Finance mortgage loans (other than rural housing and part-time farm mortgage loans) and Rural Infrastructure Finance loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance," and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac’s 2022 Annual Report.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for material errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended September 30, 2023, Farmer Mac had not exercised any remedies or taken any formal action against any servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Servicing" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Lenders and Loan Servicing" in Farmer Mac’s 2022 Annual Report.

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

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. As a result, Farmer Mac has indirect credit exposure to the Agricultural Finance mortgage loans and Rural Infrastructure loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, Farmer Mac also typically requires that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower loan-to-value ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of September 30, 2023, Farmer Mac had not experienced any credit losses on any AgVantage securities. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Other Products – Agricultural Finance—AgVantage Securities" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Other Products – Rural Infrastructure Finance—AgVantage Securities" in Farmer Mac’s 2022 Annual Report.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Agricultural Finance line of business totaled $6.1 billion as of September 30, 2023 and $6.0 billion as of December 31, 2022. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Infrastructure Finance line of business totaled $3.6 billion as of September 30, 2023 and $3.0 billion as of December 31, 2022. The unpaid principal balance of outstanding off-balance sheet AgVantage securities totaled $1.1 million as of September 30, 2023 and $1.2 million as of December 31, 2022.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of September 30, 2023 and December 31, 2022:

Table 29

	As of September 30, 2023		As of December 31, 2022
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,618,640	100%	$3,045,325	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	2,935,000	105%	2,855,000	105%
Other(1)	1,083,173	100% to 125%	1,059,600	100% to 125%
Total outstanding	$9,686,813		$9,009,925
(1)Consists of AgVantage securities issued by 10 and 12 different issuers as of September 30, 2023 and December 31, 2022, respectively.

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

Credit Risk – Other Investments. As of September 30, 2023, Farmer Mac had $0.8 billion of cash and cash equivalents and $4.9 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as regulations issued by the FCA found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($144.0 million as of September 30, 2023). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($72.0 million as of September 30, 2023). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

Farmer Mac's $0.8 billion of cash and cash equivalents held as of September 30, 2023 mature within three months. As of September 30, 2023, $3.1 billion of the $4.9 billion of investment securities (63%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are funded with floating rate debt. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of September 30, 2023 and December 31, 2022 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 30

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of September 30, 2023	As of December 31, 2022
+100 basis points	(4.0)%	(3.7)%
-100 basis points	3.5%	2.7%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of September 30, 2023	As of December 31, 2022
+100 basis points	(0.2)%	0.4%
-100 basis points	0.1%	(0.6)%

As of September 30, 2023, Farmer Mac's duration gap was positive 3.8 months, compared to positive 3.6 months as of December 31, 2022. Interest rates within the yield curve increased during the first nine months of 2023, as the 2-year U.S. Treasury Note yield-to-maturity increased by approximately 62 basis points and the 10-year U.S. Treasury Note yield-to-maturity decreased by approximately 70 basis points versus year-end 2022. This rate movement contributed to lengthening the duration of Farmer Mac's funded assets compared to its debt and financial derivatives, thereby widening Farmer Mac's duration gap.

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

As of September 30, 2023, Farmer Mac had $24.5 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to just over thirty years, of which $9.6 billion were pay-fixed interest rate swaps, $14.0 billion were receive-fixed interest rate swaps, and $0.9 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of undesignated financial derivatives are reported in "Gains on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on floating rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both September 30, 2023 and December 31, 2022, Farmer Mac had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

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

As of September 30, 2023, Farmer Mac held $7.9 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as SOFR. As of the same date, Farmer Mac also had $9.6 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily SOFR.

Discontinuation of LIBOR

Farmer Mac has not had, and does not foresee, a material impact on our business due to the replacement of LIBOR with SOFR. We had no further variable LIBOR exposure as of September 30, 2023.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and repayments of AgVantage and investment securities. Farmer Mac regularly accesses the debt capital markets for funding, and Farmer Mac has maintained steady access to the debt capital markets throughout 2023. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of September 30, 2023, Farmer Mac had outstanding discount notes of $1.5 billion, medium-term notes that mature within one year of $6.4 billion, and medium-term notes that mature after one year of $17.6 billion.

Assuming continued access to the debt capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the debt capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and

Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 293 days of liquidity throughout third quarter 2023 and had 297 days of liquidity as of September 30, 2023.

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
•money market instruments;
•diversified investment funds;
•asset-backed securities;
•corporate debt securities; and
•mortgage-backed securities.

The following table presents these assets as of September 30, 2023 and December 31, 2022:

Table 31

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Cash and cash equivalents	$782,318	$861,002
Investment securities:
Guaranteed by U.S. Government and its agencies	1,348,081	1,444,650
Guaranteed by GSEs	3,551,332	3,160,919
Asset-backed securities	19,033	19,027
Total	$5,700,764	$5,485,598

The objectives of the investment portfolio as of September 30, 2023 and December 31, 2022 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity, to prepare for the possibility of future volatility in the debt capital markets, and to support program asset growth.

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of September 30, 2023, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with the FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of September 30, 2023 and 2022, Farmer Mac's Tier 1 capital ratio was 16.0% and 14.9%, respectively. As of September 30, 2023, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with the FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and the FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's 2022 Annual Report. See Note 8 to the consolidated financial statements for more information about Farmer Mac's capital position.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 32

New Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
September 30, 2023	$1,384,273	$275,932	$607,979	$17,390	$2,285,574
June 30, 2023	1,574,169	218,136	294,292	71,611	2,158,208
March 31, 2023	750,040	203,211	683,232	89,747	1,726,230
December 31, 2022	1,114,255	165,395	140,222	43,737	1,463,609
September 30, 2022	1,927,209	169,932	547,117	61,653	2,705,911
June 30, 2022	1,418,397	107,916	326,899	35,307	1,888,519
March 31, 2022	2,452,539	103,353	377,965	41,636	2,975,493
December 31, 2021	2,075,540	411,838	631,338	12,594	3,131,310
September 30, 2021	1,791,662	122,043	609,745	4,152	2,527,602

For the year ended:
December 31, 2022	$6,912,400	$546,596	$1,392,203	$182,333	$9,033,532
December 31, 2021	5,881,049	880,232	1,823,295	43,671	8,628,247

Table 33

Repayments of Assets
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$922,223	$110,383	$80,998	$14,716	$1,128,320
Unscheduled	108,960	104,999	20,578	—	234,537
September 30, 2023	$1,031,183	$215,382	$101,576	$14,716	$1,362,857

Scheduled	$1,050,480	$81,386	$558,944	$52,203	$1,743,013
Unscheduled	96,507	55,976	13,138	—	165,621
June 30, 2023	$1,146,987	$137,362	$572,082	$52,203	$1,908,634

Scheduled	$279,676	$78,482	$95,809	$11,424	$465,391
Unscheduled	231,288	128,254	57,354	—	416,896
March 31, 2023	$510,964	$206,736	$153,163	$11,424	$882,287

Scheduled	$447,976	$64,308	$75,671	$9,809	$597,764
Unscheduled	136,245	132,366	1,201	—	269,812
December 31, 2022	$584,221	$196,674	$76,872	$9,809	$867,576

Scheduled	$724,580	$38,018	$422,917	$13,429	$1,198,944
Unscheduled	296,763	64,439	—	—	361,202
September 30, 2022	$1,021,343	$102,457	$422,917	$13,429	$1,560,146

Scheduled	$1,114,779	$42,162	$159,491	$7,898	$1,324,330
Unscheduled	286,303	30,203	1,791	—	318,297
June 30, 2022	$1,401,082	$72,365	$161,282	$7,898	$1,642,627

Scheduled	$1,535,369	$39,480	$266,349	$7,790	$1,848,988
Unscheduled	434,794	60,947	397	—	496,138
March 31, 2022	$1,970,163	$100,427	$266,746	$7,790	$2,345,126

Scheduled	$928,663	$205,778	$816,802	$18,526	$1,969,769
Unscheduled	318,024	48,042	—	—	366,066
December 31, 2021	$1,246,687	$253,820	$816,802	$18,526	$2,335,835

Scheduled	$725,713	$406,285	$95,443	$4,043	$1,231,484
Unscheduled	374,287	—	201	—	374,488
September 30, 2021	$1,100,000	$406,285	$95,644	$4,043	$1,605,972

For the year ended:
Scheduled	$3,822,704	$183,968	$924,428	$38,926	$4,970,026
Unscheduled	1,154,105	287,955	3,389	—	1,445,449
December 31, 2022	$4,976,809	$471,923	$927,817	$38,926	$6,415,475

Scheduled	$2,756,150	$872,458	$1,237,984	$29,944	$4,896,536
Unscheduled	1,603,355	134,053	4,132	—	1,741,540
December 31, 2021	$4,359,505	$1,006,511	$1,242,116	$29,944	$6,638,076

Table 34

Outstanding Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
As of:
September 30, 2023	$18,461,835	$1,741,306	$7,118,295	$330,575	$27,652,011
June 30, 2023	18,116,503	1,680,756	6,611,892	327,901	26,737,052
March 31, 2023	17,685,961	1,599,982	6,889,682	308,493	26,484,118
December 31, 2022	17,728,792	1,603,507	6,359,613	230,170	25,922,082
September 30, 2022	17,199,347	1,634,786	6,296,263	196,242	25,326,638
June 30, 2022	16,591,999	1,567,311	6,172,063	148,018	24,479,391
March 31, 2022	16,575,595	1,540,760	6,006,446	120,609	24,243,410
December 31, 2021	16,094,639	1,537,834	5,895,227	86,763	23,614,463
September 30, 2021	15,565,589	1,379,816	6,080,691	92,695	23,118,791

Table 35

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
September 30, 2023	$13,727,280	$3,019,317	$6,255,690	$23,002,287
June 30, 2023	13,721,129	3,003,560	5,493,104	22,217,793
March 31, 2023	13,607,740	3,020,229	5,924,032	22,552,001
December 31, 2022	13,693,810	3,031,288	5,251,427	21,976,525
September 30, 2022	13,810,162	2,960,596	4,644,958	21,415,716
June 30, 2022	13,798,771	2,939,467	3,993,956	20,732,194
March 31, 2022	14,174,611	2,858,521	3,443,816	20,476,948
December 31, 2021	13,228,675	2,896,014	3,695,269	19,819,958
September 30, 2021	12,921,572	2,872,499	3,818,550	19,612,621

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 36

	Net Effective Spread(1)
	Agricultural Finance				Rural Infrastructure Finance				Treasury
	Farm & Ranch		Corporate AgFinance		Rural Utilities		Renewable Energy		Funding		Investments		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
September 30, 2023(2)	$32,718	0.97%	$8,250	2.05%	$6,362	0.39%	$1,150	1.46%	$34,412	0.49%	$532	0.04%	$83,424	1.20%
June 30, 2023	34,388	1.03%	7,444	1.92%	5,808	0.38%	1,100	1.47%	32,498	0.48%	594	0.04%	81,832	1.20%
March 31, 2023	32,465	0.97%	7,148	1.94%	5,507	0.36%	858	1.53%	31,738	0.47%	(543)	(0.04)%	77,173	1.15%
December 31, 2022	32,770	0.98%	7,471	1.94%	4,960	0.34%	935	1.76%	27,656	0.42%	(2,689)	(0.19)%	71,103	1.07%
September 30, 2022(2)	33,343	1.04%	7,600	1.99%	4,220	0.30%	705	1.97%	22,564	0.36%	(2,791)	(0.21)%	65,641	1.03%
June 30, 2022	32,590	1.05%	6,929	1.87%	3,733	0.27%	468	1.78%	18,508	0.30%	(1,282)	(0.10)%	60,946	0.99%
March 31, 2022	30,354	1.02%	7,209	1.96%	3,159	0.23%	375	1.69%	16,738	0.28%	4	—%	57,839	0.97%
December 31, 2021	28,998	0.99%	6,321	1.84%	2,521	0.19%	356	1.53%	15,979	0.28%	158	0.01%	54,333	0.94%
September 30, 2021	28,914	1.06%	7,163	1.80%	2,067	0.16%	236	1.09%	17,386	0.31%	159	0.01%	55,925	0.99%
(1)Farmer Mac excludes the Corporate segment in the presentation above because the segment does not have any interest-earning assets.
(2)See Note 10 to the consolidated financial statements for a reconciliation of GAAP net interest income by segment to net effective spread by segment for the three months ended September 30, 2023 and 2022.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 37

	Core Earnings by Quarter End
	September 2023	June 2023	March 2023	December 2022	September 2022	June 2022	March 2022	December 2021	September 2021
	(in thousands)
Revenues:
Net effective spread	$83,424	$81,832	$77,173	$71,103	$65,641	$60,946	$57,839	$54,333	$55,925
Guarantee and commitment fees	4,828	4,581	4,654	4,677	4,201	4,709	4,557	4,637	4,322
Gains on sale of mortgage loans	—	—	—	—	—	—	—	6,539	—
Other	1,056	409	1,067	390	473	307	514	241	687
Total revenues	89,308	86,822	82,894	76,170	70,315	65,962	62,910	65,750	60,934

Credit related expense/(income):
(Release of)/provision for losses	(181)	1,142	750	1,945	450	(1,535)	(54)	(1,428)	255
REO operating expenses	—	—	—	819	—	—	—	—	—
Total credit related expense/(income)	(181)	1,142	750	2,764	450	(1,535)	(54)	(1,428)	255

Operating expenses:
Compensation and employee benefits	14,103	13,937	15,351	12,105	11,648	11,715	13,298	11,246	10,027
General and administrative	9,100	9,420	7,527	8,055	6,919	7,520	7,278	8,492	6,330
Regulatory fees	831	831	835	832	812	813	812	812	750
Total operating expenses	24,034	24,188	23,713	20,992	19,379	20,048	21,388	20,550	17,107

Net earnings	65,455	61,492	58,431	52,414	50,486	47,449	41,576	46,628	43,572
Income tax expense	13,475	12,539	12,756	11,210	10,303	9,909	9,024	9,809	9,152
Preferred stock dividends	6,792	6,791	6,791	6,791	6,791	6,792	6,791	6,792	6,774
Core earnings	$45,188	$42,162	$38,884	$34,413	$33,392	$30,748	$25,761	$30,027	$27,646

Reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes	$2,921	$2,141	$916	$1,596	$6,441	$2,846	$2,612	$(1,242)	$(405)
Gains/(losses) on hedging activities due to fair value changes	3,210	(4,901)	(105)	(148)	(624)	428	5,687	(2,079)	1,818
Unrealized gains/(losses) on trading assets	1,714	(57)	359	31	(757)	(285)	94	(76)	36
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	29	29	29	57	24	(62)	20	71	23
Net effects of terminations or net settlements on financial derivatives	(79)	583	523	1,268	(3,522)	2,536	15,512	(429)	(351)
Income tax effect related to reconciling items	(1,638)	464	(362)	(590)	(327)	(1,148)	(5,024)	789	(236)
Net income attributable to common stockholders	$51,345	$40,421	$40,244	$36,627	$34,627	$35,063	$44,662	$27,061	$28,531

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

Item 4.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors

Information about risk factors can be found in “Management’s Discussion and Analysis of Financial
Condition and Results of Operations—Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of Farmer Mac’s 2022 Annual Report.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 451 shares of its Class C non-voting common stock in July 2023 to the seven directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $143.74 per share, which was the closing price of the
Class C non-voting common stock on June 30, 2023 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

On September 29, 2023, Farmer Mac granted an aggregate of 2,979 time-vested restricted stock units of Farmer Mac’s Class C non-voting common stock ("RSUs") to 77 employees under Farmer Mac's Amended and Restated 2008 Omnibus Incentive Plan. Those RSUs will vest in three equal installments on March 31, 2024, March 31, 2025, and March 31, 2026 if those individuals are employed by Farmer Mac on those dates.

(b)     Not applicable.

(c)     None.

Item 3.Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Officer Trading Arrangements

None of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		November 6, 2023
By:	Bradford T. Nordholm
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Aparna Ramesh		November 6, 2023
By:	Aparna Ramesh
Executive Vice President – Chief Financial Officer and Treasurer
(Principal Financial Officer)