Form 10-K
period 2023-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2024-02-23
CIK 845877

As filed with the Securities and Exchange Commission on February 23, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes         ☐                               No           ☒
The aggregate market value of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant was $1,402,769,072 as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing prices for the respective classes on June 30, 2023 reported by the New York Stock Exchange. For purposes of this information, the outstanding shares of Class A voting common stock and Class C non-voting common stock held by directors, executive officers, and significant stockholders of the registrant, as applicable, as of June 30, 2023 were deemed to be held by affiliates. The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.
As of February 9, 2024, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,315,397 shares of Class C non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed
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
•the effect of economic conditions stemming from disruptive global events or otherwise on agricultural mortgage or rural infrastructure lending, borrower repayment capacity, or collateral values, including inflation, fluctuations in interest rates, changes in U.S. trade policies, fluctuations in export demand for U.S. agricultural products and foreign currency exchange rates, supply chain disruptions, increases in input costs, labor availability, and volatility in commodity prices;
•the degree to which Farmer Mac is exposed to interest rate risk resulting from fluctuations in Farmer Mac's borrowing costs relative to market indexes;
•developments in the financial markets, including possible investor, analyst, and rating agency reactions to events involving government-sponsored enterprises, including Farmer Mac;
•the effects of the Federal Reserve’s efforts to achieve monetary policy normalization to respond to inflation and employment levels; and
•other factors that could hinder agricultural mortgage lending or borrower repayment capacity, including the effects of severe weather, flooding and drought, climate change, or fluctuations in agricultural real estate values.

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
•guaranteeing and purchasing securities issued by lenders and other financial institutions that are secured by pools of eligible loans (Farmer Mac refers to these securities as "AgVantage," a registered trademark of Farmer Mac);
•issuing and guaranteeing securities that represent interests in, or obligations secured by, pools of eligible loans (together with AgVantage, Farmer Mac refers to these securities as "Farmer Mac Guaranteed Securities");
•servicing (including as master servicer) eligible loans, including loans that have been purchased or securitized by Farmer Mac or that would be eligible for purchase by Farmer Mac but are owned by a third party; and
•providing long-term standby purchase commitments ("LTSPCs") for eligible loans.

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

Farmer Mac funds its purchases of eligible loans and securities primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac also uses the proceeds of debt issuance to fund liquidity investments that must comply with policies adopted by Farmer Mac's board of directors and with FCA regulations, which establish limitations on asset class, dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investments provide an alternative source of funds should market conditions become unfavorable. As of December 31, 2023, Farmer Mac had $1.7 billion of discount notes and $24.9 billion of medium-term notes outstanding. For more information about Farmer Mac's eligible loans, securities, and liquidity investments, as well as its financial performance and sources of capital and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." For more information about Farmer Mac's debt issuance, see "Business—Financing—Debt Issuance."

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

Farmer Mac's purchases of loans and securities and its sale of guaranteed securities to investors increase lenders' liquidity and lending capacity and provide a stable source of funding for lenders that extend credit to the agricultural and rural credit markets. Farmer Mac's issuance of LTSPCs for loans held by lenders and its issuance of guaranteed securities to lenders in exchange for the related securitized loans could result in lower regulatory capital requirements and reduced borrower or commodity concentration exposure for many lenders, thereby expanding their lending capacity. By providing efficient and competitive financing solutions, Farmer Mac has the potential to increase lending flexibility for rural credit markets, which may result in lower interest rates paid on loans made by lenders to rural and agricultural borrowers.

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

FARMER MAC'S LINES OF BUSINESS

Farmer Mac engages in a variety of secondary market activities across its two lines of business, Agricultural Finance and Rural Infrastructure Finance. Within those two lines of business are four segments: Corporate AgFinance, Farm & Ranch, Rural Utilities, and Renewable Energy, as shown in the table below:

	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy
Interest-earning assets
Loans	X	X	X	X
Loans held in securitization trusts (single-class)[1]	X
AgVantage Securities[1]	X	X	X
Interest-only portions of agricultural mortgage-backed securities ("IO")[1]	X
USDA Securities	X
Products and services that earn fee income
LTSPCs	X		X
Unfunded loan commitments	X	X	X	X
Structured securitization transactions[1]	X
Loan servicing	X
Other Farmer Mac Guaranteed Securities[1]	X
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

As of December 31, 2023, the total outstanding business volume in Farmer Mac's two lines of business (Agricultural Finance and Rural Infrastructure Finance) was $28.5 billion. The following table presents the outstanding balances under Farmer Mac's two lines of business as of December 31, 2023 and 2022:

Lines of Business - Outstanding Business Volume
	On or Off Balance Sheet	As of December 31, 2023	As of December 31, 2022
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$5,133,450	$5,150,750
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	870,912	914,918
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	561,349	296,658
IO-FMGS(2)	On-balance sheet	9,409	10,622
USDA Securities	On-balance sheet	2,368,872	2,407,302
AgVantage Securities(1)	On-balance sheet	5,835,000	5,605,000
LTSPCs and unfunded loan commitments	Off-balance sheet	2,999,943	2,822,309
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	452,602	500,953
Loans serviced for others	Off-balance sheet	577,264	20,280
Total Farm & Ranch		$18,808,801	$17,728,792
Corporate AgFinance:
Loans	On-balance sheet	$1,259,723	$1,166,253
AgVantage Securities(1)	On-balance sheet	288,879	359,600
Unfunded loan commitments	Off-balance sheet	145,377	77,654
Total Corporate AgFinance		$1,693,979	$1,603,507
Total Agricultural Finance		$20,502,780	$19,332,299
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$3,094,477	$2,801,696
AgVantage Securities(1)	On-balance sheet	3,898,468	3,044,156
LTSPCs and unfunded loan commitments	Off-balance sheet	487,778	512,592
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	—	1,169
Total Rural Utilities		$7,480,723	$6,359,613
Renewable Energy:
Loans	On-balance sheet	$440,286	$219,570
Unfunded loan commitments	Off-balance sheet	47,235	10,600
Total Renewable Energy		$487,521	$230,170
Total Rural Infrastructure Finance		$7,968,244	$6,589,783
Total		$28,471,024	$25,922,082
(1)A type of Farmer Mac Guaranteed Security.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Agricultural Finance

Farmer Mac provides a secondary market for eligible loans in Farmer Mac's Agricultural Finance line of business by (1) purchasing and retaining eligible loans and securities, (2) guaranteeing the payment of principal and interest on securities that represent interests in, or obligations secured by, pools of eligible loans, (3) servicing (including as master servicer) eligible loans, and (4) issuing LTSPCs for designated eligible loans. Farmer Mac is compensated for these activities through net interest income on loans and securities held on balance sheet, guarantee fees earned on securities issued to third parties, servicing fees on securitized loans and loans serviced for others, and commitment fees earned on loans in LTSPCs and on unfunded loan commitments.

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

Farmer Mac's charter authorizes a maximum loan size (adjusted annually for inflation) for an eligible Agricultural Finance mortgage loan secured by more than 2,000 acres of agricultural real estate. That maximum loan size was $17.0 million as of December 31, 2023. The charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Agricultural Finance mortgage loan secured by 2,000 acres or less of agricultural real estate. However, an internal policy approved by Farmer Mac's board of directors limits the cumulative direct credit exposure to any one borrower or group of related borrowers on loans secured by 2,000 acres or less of agricultural real estate to 10% of Farmer Mac's Tier 1 capital ($145.2 million as of December 31, 2023). For Agricultural Finance mortgage loans, eligible agricultural real estate consists of one or more parcels of land, which may be improved by permanently affixed buildings or other structures, that (i) is used for the production of one or more agricultural commodities or products and (ii) either consists of a minimum of five acres or generates minimum annual receipts of $5,000.

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

Underwriting and Collateral Standards - Farm & Ranch

Farmer Mac accepts direct credit exposure to borrowers on Agricultural Finance mortgage loans in its Farm & Ranch reportable operating segment (referred to as "Farm & Ranch loans") through its loan purchases, unfunded loan commitments, LTSPCs, and Farmer Mac Guaranteed Securities that represent interests in, or obligations secured by, pools of eligible Farm & Ranch loans but that are not AgVantage securities ("Farm & Ranch Guaranteed Securities"). Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to Farm & Ranch loans, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information.

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

Underwriting and Collateral Standards - Corporate AgFinance

Farmer Mac accepts direct credit exposure to borrowers on Agricultural Finance mortgage loans in Farmer Mac’s Corporate AgFinance reportable operating segment (referred to as “Corporate AgFinance loans”) through its loan purchases and unfunded commitments. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to Corporate AgFinance loans, which may include cash flow, leverage, and liquidity assessment, financial metrics analysis, collateral valuation, and other appropriate borrower financial and credit information.

Corporate AgFinance loans tend to be larger and more complex operations than Farm & Ranch loans (generally more than $10 million) and typically are loans made to agribusinesses focused on agriculture production, food and fiber processing, and other supply chain production. The underwriting for loans to agribusinesses typically relies upon enterprise value, meaning the debt is generally secured by all business assets and common stock (in addition to first lien mortgages) of the borrower and the value of the borrowing entity depends on its ability to generate recurring positive cash flow. Enterprise value is the estimated value of the borrower as a going concern, which is estimated using one or more valuation techniques such as: discounted cash flow, cash flow multiples, asset liquidation, or other valuation techniques. Thus, Corporate AgFinance loans often have a different credit risk profile than Farm & Ranch loans. Farmer Mac has implemented methodologies and parameters to help assess credit risk and has established specific underwriting criteria for Corporate AgFinance loans based on the sector, borrower construct, and transaction complexity. Due to the larger loan sizes and different credit risk profiles, Farmer Mac thoroughly analyzes each prospective Corporate AgFinance loan, including assessing the borrower's leverage, cash flows, liquidity, revenue and margin trends, as well as evaluating the borrower's suppliers, customers, market share, and competition. Any underlying weaknesses are assessed and analyzed in conjunction with any compensating strengths. Corporate AgFinance loans also typically require ongoing monitoring of reporting requirements and financial and non-financial covenants. Farmer Mac relies on the experience of internal underwriters with the expertise to analyze large, complex farming operations and agribusiness loans, along with collateral valuation contractors, and legal counsel to perform the necessary diligence to assess the overall credit risk and loan structures of these transactions.

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

Loan Servicing

Farmer Mac services a sizeable portion of its Agricultural Finance mortgage loan and USDA Securities portfolios, as well as a smaller portfolio of eligible agricultural mortgage loans that are held by an unrelated third party. Farmer Mac also continues to contract with other institutions to undertake most of the servicing responsibilities for the remaining portion of its Agricultural Finance mortgage loans in accordance with Farmer Mac's specified servicing requirements or in accordance with the servicing standards established by the servicing institution if the institution's standards are acceptable to Farmer Mac. For these loans, the servicer may or may not be the same entity as the lender that sold the loans to Farmer Mac. For Farm & Ranch loans for which the servicer is not the originating lender, the originating lender often retains some servicing responsibility, particularly with direct borrower contact, which is referred to as "field servicing." Field servicers may enter into contracts with Farmer Mac's servicers that specify their field servicing responsibilities.

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

An LTSPC permits the lender to retain loans in its portfolio until such time, if ever, as the lender elects to deliver some or all of the loans covered by the LTSPC to Farmer Mac for purchase. Loans subject to an LTSPC must meet Farmer Mac's standards for eligible loans at the commencement of the LTSPC when Farmer Mac assumes the credit risk on the loans and are serviced by the holders of those loans in accordance with those lenders' servicing procedures, which Farmer Mac reviews before entering into those transactions. As consideration for its assumption of the credit risk on loans covered by an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears. Some LTSPCs contain risk sharing arrangements for pools of loans that provide for the counterparty to absorb up to a specified amount (typically between one percent and three percent of the original principal balance of the loan pool) of any losses incurred on the loans in the pool. At a lender's request, Farmer Mac purchases loans subject to an LTSPC at:

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

Farmer Mac's Rural Infrastructure Finance line of business encompasses purchases of Rural Utilities loans and Renewable Energy loans and guarantees of securities backed by those loans, as well as LTSPCs for pools of eligible Rural Utilities loans. The vast majority of Farmer Mac's business to date under the Rural Infrastructure Finance line of business has involved Rural Utilities loans made to electric facilities (primarily electric distribution cooperatives and electric generation and transmission cooperatives). During 2023, Farmer Mac purchased $232.5 million of loans to telecommunications companies that provide wireless, cable, fiber transport, and broadband services to rural America as part of its strategic initiative to provide further support for the telecommunications industry. Also during 2023, Farmer Mac purchased

$273.5 million of Renewable Energy loans as part of its strategic initiative to support rural renewable energy projects.

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

For Rural Utilities loans, Farmer Mac reviews lenders' credit submissions and analyzes borrowers' audited financial statements and financial and operating reports to confirm that loans meet Farmer Mac's underwriting standards for Rural Utilities loans. It is customary with these loans for the lender or lender group to take a security interest in substantially all of the borrower's assets. When Farmer Mac purchases a Rural Utilities loan with a pledge of all assets and a lender also has a lien on all assets, Farmer Mac verifies that a lien accommodation will result in either a shared first lien or a first lien in favor of Farmer Mac. When debt indentures are used, Farmer Mac determines if available collateral is adequate to support the loan program and Farmer Mac's investment. Farmer Mac also purchases unsecured Rural Utilities loans (primarily electric generation and transmission loans) that meet Farmer Mac's underwriting standards for unsecured Rural Utilities loans.

For a Renewable Energy loan, Farmer Mac has direct credit exposure to the related standalone renewable energy project. These projects are typically financed on a non-recourse or limited recourse basis and underwritten on a projection basis with significant reliance placed on assumptions used in each project’s analysis. Farmer Mac has implemented methodologies and parameters to assess credit risk and has established specific underwriting criteria based on the project and transaction construct and complexity. Farmer Mac thoroughly analyzes each prospective Renewable Energy loan. Farmer Mac performs quantitative assessments typically focused on projected debt service requirements, term and amortization review, interest rate sensitivity, and collateral analysis. Farmer Mac also performs qualitative assessments typically focused on the project sponsor's credentials and experience, off-take (cash flow) considerations, and concentration and other market considerations. Farmer Mac also typically reviews the project contracts and agreements for each Renewable Energy loan. Renewable Energy loans are typically secured by a first lien on the borrower's project assets, an assignment of the project contracts and agreements, a land or leasehold interest, and in certain cases, a pledge of the equity interests in the borrower entity. Farmer Mac's enforcement rights in any collateral securing a Renewable Energy loan may be subject to tax equity interests in the borrower's renewable energy project.

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

•Class C non-voting common stock. The charter does not impose any ownership restrictions on Farmer Mac's Class C non-voting common stock, so shares of this class are freely transferable. Farmer Mac uses Class C non-voting common stock for awards of equity-based compensation to officers, directors, and employees as part of the company's compensation programs. Holders of the Class C non-voting common stock do not vote on the election of directors or any other matter. Farmer Mac's Class C non-voting common stock is listed on the New York Stock Exchange under the symbol AGM.

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

HUMAN CAPITAL

As of December 31, 2023, Farmer Mac employed 185 people, with 36 new employees hired during the year resulting in a net increase of 27 employees (17%) compared to year-end 2022. Farmer Mac primarily employs full-time employees to meet its business needs as it grows and evolves while supplementing human capital needs with part-time employees (including interns) and independent contractors and consultants as needed.

Farmer Mac has experienced a geographic evolution in its workforce since 2020 and now employs personnel in 27 states across the United States. This represents a 73% increase in geographic diversity (by state) since the start of the COVID-19 pandemic in early 2020. As of December 31, 2023, 95 full-time employees were located in the Washington, D.C. area, 28 full-time employees were located in the Johnston, Iowa area, and 62 full-time employees worked on a fully remote basis in other parts of the United States.

Workplace Culture

Farmer Mac continues to focus on how and where people work and to reassess physical workspace needs and operates under a "Presence with Purpose" model. This hybrid work approach, which is grounded in the three core principles of community, collaboration, and communication, relies on managers and leaders to consider their unique team circumstances and determine an appropriate cadence for purposeful in-

person presence. This has allowed leadership to leverage the collaborative benefits that cannot be fully replicated remotely while still being flexible with the unique needs of each team and employee. To ensure continuity in regular communication, Farmer Mac has continued to reinforce employees' access to secure digital meeting platforms, and its senior executive team has continued to lead regular meetings of all employees to share pertinent information on Farmer Mac's business and operations and to provide a forum for discussing issues. In 2023, Farmer Mac was awarded a Top Workplaces USA national award and an industry award in financial services. Farmer Mac also received six Top Workplaces USA cultural excellence awards in 2023 in the categories of innovation, employee appreciation, leadership, compensation & benefits, employee well being, and professional development.

Compensation & Benefits

As a financial services organization, Farmer Mac must attract and retain a highly skilled workforce in an often competitive employment environment. Farmer Mac uses traditional methods to attract and retain talent, such as competitive salaries and benefits that include:

•a robust paid time off program (up to 5 weeks of vacation, 2 weeks of sick leave, 11 paid holidays, 6 weeks of pregnancy leave, 6 weeks of parental leave, and 8 hours of leave to volunteer for community or charitable service activities);
•an "equity for all" program in which all employees are eligible to receive annual grants of equity-based compensation;
•a group health plan with all premiums paid by Farmer Mac;
•a 401(k) plan that provides for both voluntary employee contributions and employer contributions at the levels described in Note 11 to the consolidated financial statements;
•a self-funded short-term disability benefit that provides varying percentages of base salary payments through the time of eligibility for long-term disability insurance coverage;
•group term life insurance and long-term disability insurance with all premiums paid by Farmer Mac;
•pre-tax dependent care reimbursement;
•partially-funded health savings accounts;
•access to group rates for legal services insurance, additional life and disability insurance, and pet insurance; and
•professional and career development opportunities and programs.

Talent Acquisition and Development

Farmer Mac is committed to the professional and career development of all employees. "Farmer Mac LEARN" is a program that Farmer Mac launched in 2022 to provide a comprehensive suite of learning and development services to maximize the learning effectiveness in the business. Farmer Mac LEARN is deployed in a blended learning fashion and is structured around six strategic LEARN Academies to enable effective learning and career development. The LEARN Academies were introduced in 2023 and include:

•New Hire Academy
•Skills Academy
•Leadership Academy
•Business Academy
•Ethics & Compliance Academy
•IT and Cybersecurity Academy

Each Academy is structured around learning paths aligned to each employee’s professional level, role, and career trajectory. Farmer Mac continues to invest in digital learning platforms to support the learning needs of the employees and business, while also leveraging internal subject matter expertise to elevate learning offerings. Farmer Mac also continues to offer an education assistance plan for employees with at least one year of full-time employment.

As part of its workforce strategy, Farmer Mac is building intern, early career, and talent pipelines through partnership with academic institutions, community organizations, and business partners. Farmer Mac also places strategic focus on succession planning. Detailed succession plans are crafted in partnership with key leaders in the business to identify and develop high potential leaders to promote career readiness for expanded responsibilities and roles in Farmer Mac.

Farmer Mac experienced a 6.4% turnover rate in 2023, which was down from 12.3% in 2022, despite a highly competitive employment market.

Philanthropy

Farmer Mac's mission to serve agricultural and rural communities, as well as philanthropic activities undertaken in support of its mission, provide Farmer Mac an advantage in its effort to attract and retain talent. Farmer Mac's philanthropic philosophy centers on supporting agriculture and rural communities and supporting the next generation of farmers and ranchers and financial professionals, including in the communities where Farmer Mac's employees live.

Code of Business Conduct and Ethics

Farmer Mac's onboarding program includes a mandatory compliance session for every new hire and contract consultant within their first week. All employees also take annual training on and recertification of Farmer Mac's Code of Business Conduct and Ethics, which encompasses the following core principles: (1) promoting a safe workplace and a respectful and inclusive culture, (2) conducting business lawfully, fairly, and objectively, (3) communicating responsibly and protecting information, (4) conducting business diligently and being a good corporate citizen, and (5) how to report actual or suspected misconduct. Farmer Mac's Code of Business Conduct and Ethics was refreshed in May 2023 while maintaining this principles-based approach. Farmer Mac's Code of Business Conduct and Ethics is available at www.farmermac.com and is not incorporated by reference into this report.

Diversity, Equity, and Inclusion

Farmer Mac's diversity, equity, and inclusion ("DEI") council was formed in late 2020 at the direction of Farmer Mac's board of directors and senior executives. In 2023, Farmer Mac's DEI council, with support from external consultants, continued to assess the council’s objectives and focused its DEI efforts on refining its three-year plan. This included leveraging regular internal Farmer Mac communications to inform and educate personnel on diversity, equity, and inclusion matters and engage in company-wide philanthropic efforts with a focus on inclusion.

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

Farmer Mac's charter requires Farmer Mac to maintain in its accounts a portion of the guarantee fees it receives from its guarantee activities as a reserve against losses. As of December 31, 2023, this reserve against losses arising from Farmer Mac's guarantee activities was $129.6 million. Farmer Mac calculates the amount of this statutorily required reserve against losses arising from its guarantee activities based on the credit risk component of guarantee fees received on all securities it guarantees, including AgVantage securities. This amount does not represent expected credit losses and does not directly relate to either the allowance for loan losses or the reserve for losses in Farmer Mac's consolidated balance sheets. Rather, this is the amount of capital that must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion that Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations. That borrowing authority is not intended to be a routine funding source and has never been used. For a more detailed discussion of Farmer Mac's borrowing authority from the U.S. Treasury, see "Business—Farmer Mac's Authority to Borrow from the U.S. Treasury."

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

As of December 31, 2023, the following shares of Farmer Mac common stock were outstanding:

•1,030,780 shares of Class A voting common stock;
•500,301 shares of Class B voting common stock; and
•9,310,872 shares of Class C non-voting common stock.

Except for the period from March 16, 2020 to March 10, 2021, Farmer Mac has had a common stock repurchase program in place since third quarter 2015. In March 2023, Farmer Mac's board of directors extended the expiration date of the repurchase program to March 2025 on the same terms and with a remaining authorization of up to $9.8 million in stock repurchases. As of December 31, 2023, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

The following table presents the dividends declared on Farmer Mac's common stock during and after 2023:

Date Dividend Declared	Per Share Amount	For Holders Of Record As Of	Date Paid
February 22, 2023	$1.10	March 16, 2023	March 31, 2023
May 3, 2023	$1.10	June 16, 2023	June 30, 2023
August 9, 2023	$1.10	September 15, 2023	September 29, 2023
November 8, 2023	$1.10	December 15, 2023	December 29, 2023
February 21, 2024	$1.40	March 15, 2024	*
*  The dividend declared on February 21, 2024 is scheduled to be paid on March 28, 2024.

Farmer Mac's ability to declare and pay common stock dividends could be restricted if it were to fail to comply with applicable capital requirements. See Note 9 to the consolidated financial statements and "Business—Government Regulation of Farmer Mac—Capital Standards."

Preferred Stock

No ownership restrictions apply to any preferred stock issued by Farmer Mac, and those securities are freely transferable. As of December 31, 2023, the following shares of Farmer Mac preferred stock were outstanding:

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

The Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, and Series G Preferred Stock pay an annual dividend rate fixed at 5.700%, 5.750%, 5.250%, and 4.875%, respectively, for the life of the securities. The Series C Preferred Stock pays an annual dividend rate of 6.000% from the date of issuance to and including the quarterly payment date on July 17, 2024 and thereafter at a floating rate equal to three-month LIBOR plus 3.260%, which Farmer Mac expects will be converted to the Term Secured Overnight Financing Rate published by CME Group Benchmark Administration, Ltd., plus a spread adjustment based on the tenor of the securities, if not redeemed prior to that payment date. Dividends on all series of Outstanding Preferred Stock are non-cumulative, so if the board of directors has not declared a dividend before the applicable dividend payment date for any dividend period, the dividend will not be paid or accumulate, and Farmer Mac will not be obligated to pay dividends for that dividend period, whether or not dividends on any series of Outstanding Preferred Stock are declared for any future dividend period. Farmer Mac may pay dividends on the Outstanding Preferred Stock without paying dividends on any class or series of stock Farmer Mac may issue in the future that ranks junior to the Outstanding Preferred Stock.

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

The following table presents the dividends declared and paid on Series C Preferred Stock during and after 2023:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 22, 2023	$0.3750	January 18, 2023	April 17, 2023	April 17, 2023
May 3, 2023	$0.3750	April 18, 2023	July 17, 2023	July 17, 2023
August 9, 2023	$0.3750	July 18, 2023	October 17, 2023	October 17, 2023
November 8, 2023	$0.3750	October 18, 2023	January 17, 2024	January 17, 2024
February 21, 2024	$0.3750	January 18, 2024	April 17, 2024	*
* The dividend declared on February 21, 2024 is scheduled to be paid on April 17, 2024.

The following table presents the dividends declared and paid on Series D Preferred Stock during and after 2023:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 22, 2023	$0.35625	January 18, 2023	April 17, 2023	April 17, 2023
May 3, 2023	$0.35625	April 18, 2023	July 17, 2023	July 17, 2023
August 9, 2023	$0.35625	July 18, 2023	October 17, 2023	October 17, 2023
November 8, 2023	$0.35625	October 18, 2023	January 17, 2024	January 17, 2024
February 21, 2024	$0.35625	January 18, 2024	April 17, 2024	*
* The dividend declared on February 21, 2024 is scheduled to be paid on April 17, 2024.

The following table presents the dividends declared and paid on Series E Preferred Stock during and after 2023:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 22, 2023	$0.359375	January 18, 2023	April 17, 2023	April 17, 2023
May 3, 2023	$0.359375	April 18, 2023	July 17, 2023	July 17, 2023
August 9, 2023	$0.359375	July 18, 2023	October 17, 2023	October 17, 2023
November 8, 2023	$0.359375	October 18, 2023	January 17, 2024	January 17, 2024
February 21, 2024	$0.359375	January 18, 2024	April 17, 2024	*
* The dividend declared on February 21, 2024 is scheduled to be paid on April 17, 2024.

The following table presents the dividends declared and paid on Series F Preferred Stock during and after 2023:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 22, 2023	$0.3281250	January 18, 2023	April 17, 2023	April 17, 2023
May 3, 2023	$0.3281250	April 18, 2023	July 17, 2023	July 17, 2023
August 9, 2023	$0.3281250	July 18, 2023	October 17, 2023	October 17, 2023
November 8, 2023	$0.3281250	October 18, 2023	January 17, 2024	January 17, 2024
February 21, 2024	$0.3281250	January 18, 2024	April 17, 2024	*
* The dividend declared on February 21, 2024 is scheduled to be paid on April 17, 2024.

The following table presents the dividends declared and paid on Series G Preferred Stock during and after 2023:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 22, 2023	$0.3046875	January 18, 2023	April 17, 2023	April 17, 2023
May 3, 2023	$0.3046875	April 18, 2023	July 17, 2023	July 17, 2023
August 9, 2023	$0.3046875	July 18, 2023	October 17, 2023	October 17, 2023
November 8, 2023	$0.3046875	October 18, 2023	January 17, 2024	January 17, 2024
February 21, 2024	$0.3046875	January 18, 2024	April 17, 2024	*
* The dividend declared on February 21, 2024 is scheduled to be paid on April 17, 2024.

FARMER MAC'S AUTHORITY TO BORROW FROM THE U.S. TREASURY

Farmer Mac is authorized to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Farmer Mac's charter provides that the U.S. Treasury is required to purchase Farmer Mac's debt obligations up to the authorized limit if Farmer Mac certifies that:

•a portion of the guarantee fees assessed by Farmer Mac has been set aside as a reserve against losses arising out of Farmer Mac's guarantee activities in an amount determined by Farmer Mac's board of directors to be necessary and such reserve has been exhausted (that amount was
$129.6 million as of December 31, 2023); and
•the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations.

Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. Farmer Mac would be required to repurchase any of its debt obligations held by the U.S. Treasury within a "reasonable time." As of December 31, 2023, Farmer Mac had not used this borrowing authority and does not expect to use this borrowing authority in the future.

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

The risk-based capital stress test then adds an additional 30% to the resulting capital requirement for management and operational risk. Farmer Mac's risk-based capital requirement as of December 31, 2023 was $186.4 million, and Farmer Mac's regulatory capital of $1.5 billion exceeded that amount by approximately $1.3 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.

Enforcement Levels. Farmer Mac's charter directs FCA to classify Farmer Mac within one of four enforcement levels to determine compliance with the capital standards established by Farmer Mac's charter. As of December 31, 2023, Farmer Mac was classified as within level I – the highest compliance level.

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

These distribution restrictions would remain for so long as the Tier 1 capital conservation buffer remains at or below the minimum level of 2.5%, and Farmer Mac's board of directors may consider other factors, such as earnings presented in accordance with generally accepted accounting principles in the United States ("GAAP") and other regulatory requirements, in determining whether to restrict capital distributions, including dividends and bonus payments. As of December 31, 2023, Farmer Mac's Tier 1 capital ratio was 15.4%. The calculation of Farmer Mac's Tier 1 capital ratio does not include certain interest rate risk components of the risk weighting of assets, which reflects the fact that Farmer Mac pursues an approach to funding its assets with liabilities of similar duration and convexity characteristics and therefore does not bear material interest rate risk in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for more information on Farmer Mac's Tier 1 capital ratio.

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

Credit and Counterparty Risk

Economic stress caused by disruptive global events, such as geopolitical instability, and natural or human-caused disasters, may materially and adversely affect Farmer Mac's business, operations, operating results, financial condition, liquidity, or capital levels and may heighten other risk factors in this report.

In a tightly-linked global economy, recent or continuing disruptive global events have contributed and may continue to contribute to economic stress on America’s agricultural producers and rural infrastructure by disrupting or transforming markets, systems, or resources that America’s farmers, ranchers, and rural service providers rely on to remain profitable. This includes supply chain disruptions that prevent producers from accessing critical resources or that inhibit exports, inflationary effects that put downward pressure on demand for agricultural products or that may increase production expenses, and rising interest rates that may increase the risk that Farmer Mac’s borrowers may default on their loans. For example, the conflict between Russia and Ukraine, conflict in the Middle East, and severe weather conditions and natural disasters have all contributed to recent or current economic stress on producers and service providers in rural America. Depending on the severity and frequency of these types of disruptive events, as well as the capability of governments and global markets to effectively mitigate the resulting negative effects, a prolonged period of economic stress, including a broader economic downturn or recession, could ensue from these events, which could increase stress on Farmer Mac’s borrowers and their ability to remain profitable and make payments on their loans.

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

In addition to the general risks posed by adverse weather conditions, Farmer Mac’s exposure to credit risk and the market value of loan collateral is potentially subject to risks associated with the long-term effects of climate change, as farmers and ranchers face increasing, as well as increasingly-severe, weather incidents. The U.S. experienced 28 separate billion-dollar weather disasters in 2023, surpassing 2020 (which had 22 billion-dollar weather disasters) as the highest level in the 40 years tracked by the National Oceanic and Atmospheric Administration. Many climatologists predict increases in average temperatures, more extreme temperatures, and increases in volatile weather over time. These physical changes may prompt changes in regulations or consumer preferences, which in turn could have negative consequences for the business models of borrowers, such as increasing costs, reducing the value of assets, and increasing operating expenses. For example, long and persistent heat and drought conditions affected agricultural production regions in the western and midwestern parts of the United States in 2021 and 2022. There was a sizable improvement in conditions in 2023 for large portions of the West Coast, especially California, but drought conditions have intensified in other areas of the country. Approximately 14% of the continental U.S. was classified as being in severe to exceptional drought as of January 2, 2024, according to data from the National Center for Environmental Information. The effects of climate change could make some agricultural properties less suitable for farming or for other alternative uses. Extended periods of drought and dryness can reduce agricultural productivity, cause lasting damage to permanent crops like fruit and tree nuts, and result in producers leaving some fields fallow due to lack of water. These and other effects of climate change could have an adverse impact on farming operations and the value of loan collateral, which could have a material adverse effect on Farmer Mac’s business, operating results, or financial condition.

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

A decline in the value of collateral securing loans in Farmer Mac's portfolio or a decline in the value of Farmer Mac's borrowers could increase the probability of loss in the event of default, which could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

Farmer Mac's credit risk may increase due to decline in the collateral values securing the loans in Farmer Mac's portfolio. Specialized or highly improved collateral, such as storage and processing facilities, permanent plantings, or rural utilities and renewable energy facilities, increase the risk of undercollateralization in a default scenario because producers requiring specialized or highly improved collateral are generally less able to adapt their operations or switch functional production when faced with adverse conditions. Highly improved properties also face higher risk of loss in a default scenario, as the pool of potential purchasers in a sale or foreclosure action may be smaller for a highly improved property than for a property that is adaptable to multiple uses. If a borrower defaults and Farmer Mac forecloses on a loan secured by property that is specialized or highly improved, Farmer Mac has experienced, and may in the future experience, losses if the value of the property has dropped significantly since origination or if there is a limited pool of potential purchasers willing to purchase the property at the price necessary for Farmer Mac to recoup its investment. Farmer Mac's credit risk may also increase due to a decline in the enterprise value of borrowers whose loans have been underwritten based on the estimated value of the borrower as a going concern. External market factors outside of the borrower's control may cause stress in the related industry, such as decrease in market demand, disruptions in supply chain, geopolitical or regulatory action, or increased market competition. A borrower's management decisions, such as poorly executed acquisitions or growth strategies or inability to adapt to changing market conditions, may also adversely affect that borrower's ability to repay its loan. In these scenarios, the borrower may experience downward pressure on cash flows and liquidity, which not only may contribute to an increased risk of default, but also could decrease the borrower's enterprise value. Farmer Mac may incur losses if the value of the collateral securing a loan or the enterprise value of a borrower is less than the outstanding principal balance of Farmer Mac's loan at the time of foreclosure or sale, liquidation, or other disposition of the business. If losses caused by declines in collateral value or borrower enterprise value occur across a large number of loans, or across loans with large principal balances in the aggregate, this could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

Concentrations in Farmer Mac's loan or investments portfolios, or to one or more borrowers or counterparties, may increase Farmer Mac's exposure to credit risk, which could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac's exposure to credit risk may increase due to concentrations in its loan portfolio, which can include concentrated exposure to particular commodities, geographic regions, or collateral types, as well as concentrations in processing and manufacturing segments of agricultural supply chains or in rural utilities or renewable energy industries. Widespread weakening in the financial condition of borrowers within a particular geographic region that produce particular commodities or rely on particular collateral, that engage in processes or production that depend on a fluid supply chain, or that produce or provide a specialized infrastructure service or product could negatively affect Farmer Mac’s financial condition if sufficient diversity in these areas does not successfully mitigate concentration risk.

Farmer Mac's exposure to credit risk may also increase due to concentrated exposure to a particular borrower or counterparty. Farmer Mac’s portfolio consists of loans varying in size and by borrower, including large exposures ($25 million or more) to individual borrowers. The default of any one of these borrowers could negatively affect Farmer Mac's financial condition. Farmer Mac also has concentrated exposures to individual business counterparties on AgVantage securities, which are general obligations of institutional counterparties secured by eligible loans held by the issuing institution. Although AgVantage securities are collateralized by eligible loans in a principal amount equal to or greater than the principal amount of the securities outstanding, Farmer Mac could suffer losses if the market value of the loan collateral declines and the counterparty defaults. Taking possession of the loan collateral upon a default by the AgVantage counterparty could also result in higher current expected credit losses for Farmer Mac's loans held on balance sheet, as well as increased capital requirements. As of December 31, 2023, $9.0 billion of the $10.0 billion of AgVantage securities outstanding had been issued by only three counterparties. A default by any of these counterparties could have a significant adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac's exposure to credit risk may also increase due to concentrated exposure to one or more investment types or counterparties in the investment portfolio Farmer Mac maintains for liquidity. This investment portfolio consists primarily of cash and cash equivalents, U.S. Treasury securities, investment securities guaranteed by U.S. Government agencies and GSEs, and asset-backed securities backed primarily by U.S. Government-guaranteed loans. Farmer Mac regularly reviews concentration limits to ensure that its investments are appropriately diversified and comply with policies approved by Farmer Mac's board of directors and with applicable FCA regulations, but Farmer Mac is still exposed to credit risk from issuers of the investment securities it holds, particularly to issuers to whom Farmer Mac may have a higher concentration of exposure relative to the rest of Farmer Mac's investment portfolio. For example, as of December 31, 2023, Farmer Mac held at fair value $3.7 billion of investment securities guaranteed by GSEs. A default by multiple issuers of investment securities held by Farmer Mac or by a single issuer of investment securities in which Farmer Mac is more heavily concentrated could have an adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac Guaranteed Securities and LTSPCs expose Farmer Mac to significant contingent liabilities, and Farmer Mac's ability to fulfill its obligations under its guarantees and LTSPCs may be limited.

Farmer Mac's guarantee and purchase commitment obligations to third parties, including LTSPCs and securities guaranteed by Farmer Mac, are obligations of Farmer Mac only and are not backed by the full faith and credit of the United States, FCA, or any other agency or instrumentality of the United States other than Farmer Mac. As of December 31, 2023, Farmer Mac had $4.1 billion of contingent liabilities related to LTSPCs and securities issued to third parties and guaranteed by Farmer Mac, which represents Farmer Mac's exposure if all loans underlying these LTSPCs and guarantees defaulted and Farmer Mac recovered no value from the related collateral. If this were to occur, the funds available for payment on these guarantees and LTSPCs could be substantially less than the aggregate amount of the corresponding liabilities. As of December 31, 2023, Farmer Mac held cash, cash equivalents, and other investment securities with a fair value of $5.9 billion that could be used as a source of funds for payment on its obligations, including its guarantee and LTSPC obligations. Although Farmer Mac believes that it remains well-collateralized on the assets underlying its guarantee and LTSPC obligations to third parties and that the estimated probable losses for these obligations remain low relative to the amount available for payment of claims on these obligations, Farmer Mac's total contingent liabilities for these obligations could exceed the amount it may have available for payment of Farmer Mac's obligations, including claims on Farmer Mac's contingent obligations. See "Management's Discussion and Analysis—Risk Management—Credit Risk – Loans and Guarantees" for more information on Farmer Mac's management of credit risk.

Farmer Mac is exposed to counterparty risk on both its cleared and non-cleared swaps transactions that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac uses interest rate swap contracts and hedging arrangements to manage its interest rate risk. Farmer Mac clears a significant portion of its interest rate swaps through a swap clearinghouse and uses the services of a futures commission merchant to post and receive mark-to-market margin amounts. Farmer Mac also transacts non-cleared (bilateral) derivative contracts directly with swap counterparties and posts and receives collateral to secure the market value of those contracts. A failure of any of these counterparties could cause intra-day disruption for Farmer Mac's swap operations if the failure were to prompt a termination of all or part of Farmer Mac's swap positions or if Farmer Mac were unable to quickly access margin or collateral amounts. These conditions could be exacerbated in volatile market conditions, in which the market could move against Farmer Mac's position before Farmer Mac had time to reposition its swaps. These events could have a negative effect on Farmer Mac's operations and liquidity and could expose Farmer Mac to more interest rate risk, which could materially and adversely affect its business, operating results, and financial condition. As of December 31, 2023, the aggregate notional balance of Farmer Mac's cleared swaps was $20.5 billion, and the aggregate notional balance of Farmer Mac's non-cleared swaps was $5.2 billion.

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

Farmer Mac's business and ability to generate revenues and profits largely depends on its ability to purchase eligible loans or place eligible loans under guarantees or LTSPCs and to purchase or guarantee AgVantage securities. Farmer Mac conducts a significant portion of its business with a few business counterparties. This concentration of business could potentially result in increased variability in Farmer Mac's business as existing assets pay down or mature and the status and needs of Farmer Mac's customers evolve. In 2023, ten institutions generated approximately 81% of loan purchase volume in the Agricultural Finance line of business. As of December 31, 2023, approximately 90.1% of the $10.0 billion outstanding principal amount of AgVantage securities (of which $2.4 billion and $1.2 billion will be maturing in 2024 and 2025, respectively) were issued by three institutions. As of December 31, 2023, transactions with two institutions represented nearly all of the business volume under Farmer Mac's Rural Infrastructure Finance line of business. Farmer Mac's ability to maintain the current relationships with its business counterparties or customers and the business generated by those business counterparties or customers is significant to Farmer Mac's business. As a result, the loss of business from any one of Farmer Mac's key business counterparties could decrease Farmer Mac's revenues and profitability. Farmer Mac may be unable to replace the loss of business of a key business counterparty or customer with alternate sources of business due to limitations on the types of assets eligible for Farmer Mac's secondary market, which could adversely affect Farmer Mac's business and decrease its revenues and profits.

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

The ownership of Farmer Mac's two classes of voting common stock is concentrated in a few institutions. Four financial institutions hold approximately 51% of Farmer Mac's Class A voting common stock, with 31% held by one institution. Five FCS institutions hold approximately 97% of Farmer Mac's Class B voting common stock (two of which are related to each other through a parent-subsidiary relationship). The holders of Farmer Mac's Class A voting common stock and the holders of Farmer Mac's Class B voting common stock each have the right to elect one-third of the membership of Farmer Mac's board of directors. Many of these holders are rural lenders that may compete directly with each other. As long as Farmer Mac's Class A and Class B voting common stock is highly concentrated in a few institutions, these institutions may seek to influence Farmer Mac's business, strategy, or board composition in a way that may not be in the best interests of either Farmer Mac or other stockholders.

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
•any cybersecurity incident or compromise of Farmer Mac's information systems or security measures (including of its third parties), or the unauthorized access and/or acquisition of data;
•failed execution of system implementations and upgrades;
•human error, malfeasance, or other misconduct;
•undetected or unknown errors, defects, or vulnerabilities in third party software or cybersecurity incidents related to third party software;
•inadequate or failed internal controls or processes to detect or prevent fraud or other violations of law or regulations; or
•external events, including a disruption involving physical site access, catastrophic events, natural disasters, terrorist activities, or disease pandemics.

Farmer Mac relies on business processes that largely depend on people, technology, and the use of complex systems and models to manage its business, process a high volume of daily transactions, and generate the records on which Farmer Mac's financial statements are based. Inadequacies or failures in Farmer Mac's internal processes, personnel, systems, cybersecurity program, or infrastructure could lead to a significant disruption to business operations; unauthorized access to, or acquisition, destruction, alteration, release, theft, or loss of, confidential, proprietary, or personal data; fraud on Farmer Mac's business and customers; extortion; financial and economic loss or costs; errors in its financial statements; impairment of its liquidity; harm to its employees, customers, or vendors; liability or service interruptions to its customers; loss of customers or vendors; violation of data protection laws and other litigation and legal risk; increased regulatory or legislative scrutiny; or reputational damage.

The potential for operational risk exposure also exists as a result of Farmer Mac's interactions with, and reliance on, third parties. Farmer Mac's business relies on its ability to process, evaluate, and interpret significant amounts of information, much of which third parties provide or process. Yet Farmer Mac's ability to implement safeguards preventing disruption or unauthorized access to third-party systems or infrastructure is more limited than for its own systems or infrastructure. If the financial, accounting, data processing, backup, information technology, or other operating systems and infrastructure of third parties with whom Farmer Mac interacts or upon whom it relies fail to operate properly, are subject to unauthorized access, or are disrupted, then Farmer Mac may be impacted in the same manner as it would be due to inadequacies or failures in Farmer Mac's own internal processes, personnel, systems, cybersecurity program, or infrastructure.

Farmer Mac’s internal loan servicing function and reliance on third-party servicers could expose Farmer Mac to operational risks that could adversely affect its business, operating results, or financial condition.

Effective and reliable loan servicing is essential for Farmer Mac to successfully operate its business. Starting in 2021, Farmer Mac has expanded its internal loan servicing function through two strategic acquisitions that included the loan servicing rights for a sizeable portion of Farmer Mac’s Agricultural Finance mortgage loan and USDA Securities portfolios, as well as servicing rights for eligible agricultural mortgage loans that are held by an unrelated third party. Farmer Mac has also acquired experienced servicing personnel and an operational servicing platform during that time. This expansion of servicing responsibilities and personnel has required Farmer Mac to implement processes and controls for a business function that Farmer Mac has previously not operated and still has limited experience executing and managing. Farmer Mac also continues to rely on experienced third-party servicers to service the portion of Farmer Mac’s Agricultural Finance mortgage loan portfolio not serviced directly by Farmer Mac. Although Farmer Mac has established servicing standards and requirements to which these third-party servicers are required by contract to adhere and on which they must report to Farmer Mac, Farmer Mac does not manage the processes and controls of these third-party servicers. The ineffective implementation, operation, or oversight of one or more of the servicing processes or controls employed by Farmer Mac or any of its third-party servicers could expose Farmer Mac to operational risk that could adversely affect Farmer Mac’s business, operating results, or financial condition.

A deficiency, failure, interruption, or breach in Farmer Mac's or its service providers' technology and information systems, infrastructure, or cybersecurity program, including the occurrence of a cybersecurity incident, could result in a loss of business, damage to Farmer Mac's reputation, the disclosure or misuse of confidential or proprietary information, or increased costs or liability to Farmer Mac, which could adversely affect Farmer Mac's business, operating results, or financial condition.

Farmer Mac relies heavily on technology and information systems, including from third parties, for the secure collection, processing, transmission, and storage of confidential, proprietary, and personal information in its information systems (and those of third parties) to conduct and manage its business operations. These technology and information systems encompass an integrated set of hardware, software, infrastructure, and personnel organized to facilitate the planning, control, coordination, operations, and decision-making processes within Farmer Mac. As the importance and complexity of Farmer Mac’s technology and information systems has increased, and as new technologies are developed that are used by its customers, Farmer Mac, or its service providers to support its business and operations, the risks posed to Farmer Mac’s information systems and data from cybersecurity attacks that threaten the confidentiality, integrity, or availability of Farmer Mac’s information technology assets and resources and its data have increased. Like many other financial institutions, Farmer Mac and its third party service providers face regular attacks by threat actors attempting to gain unauthorized access to, or disrupt, its information systems and access or acquire its data, including from organized criminal groups, hackers, nation states, activists, insiders, and other unauthorized third parties. These threats come from a variety of different sources, including cyber-attacks, computer viruses, malware, exploits of system and network vulnerabilities, human error, phishing, ransomware, and distributed denial of service attacks. The threats Farmer Mac faces and the methods used to gain unauthorized access to or disrupt its information systems and data, or those of its service providers, are evolving. Farmer Mac is not always able to prevent or recognize attacks, and Farmer Mac's existing cybersecurity defenses may not be sufficient to detect attacks in a timely manner. Also, Farmer Mac may be unable to implement effective preventive measures or proactively address these threats until after a cybersecurity incident has been discovered. Moreover, any employees or agents of Farmer Mac’s (or its third-party customers or vendors) who have authorized access to confidential, proprietary, or personal information could also intentionally, inadvertently, or erroneously disseminate the information to unauthorized third parties.

Farmer Mac’s current information security program with cybersecurity procedures, policies, practices, and controls, may not be sufficient to prevent unauthorized access to its information technology assets or data, which could lead to a significant disruption to business operations; unauthorized access to or acquisition, destruction, alteration, release, theft, or loss of confidential, proprietary, or personal data; fraud (on Farmer Mac and/or its customers); extortion; financial and economic loss or costs; errors in its financial statements; impairment of its liquidity; harm to employees, customers, or vendors; liability or service interruptions to its customers; loss of customers or vendors; violation of data protection laws and other litigation and legal risk; increased regulatory or legislative scrutiny; or reputational damage. Farmer Mac also could be subject to litigation and government enforcement actions as a result of any such failure. Any such claim or proceeding could cause us to incur significant unplanned expenses in excess of Farmer Mac's insurance coverage, which could adversely affect Farmer Mac's financial condition and results of operations. The amount and scope of insurance Farmer Mac maintains may not cover all expenses related to such claims. Also, Farmer Mac's service providers may also experience interruptions to their technology, facilities, and information systems that could adversely impact Farmer Mac and over which Farmer Mac may have limited or no control. Finally, the risk of unauthorized access to confidential, proprietary, or personal information through information system breaches or inadvertent dissemination may be heightened in a remote-working environment, which is currently more prevalent at Farmer Mac.

Failure by Farmer Mac's third-party loan servicers, third-party applications, information systems providers, and other service providers to protect confidential information from unauthorized access and dissemination could result in liability for Farmer Mac or damage Farmer Mac's reputation, which could have a negative effect on Farmer Mac's business, operating results, or financial condition.

Farmer Mac relies on third parties, including loan servicers, information systems providers, software-as-a-service (SaaS) providers, cloud computing service providers, law firms, and other service providers, to perform various functions that support Farmer Mac’s business and operations. Farmer Mac depends on these third parties to collect, process, transmit, and store a variety of confidential, proprietary, or personal information, including sensitive financial information and customer information. Just as Farmer Mac is subject to numerous cyber-attacks from a variety of actors, so too are these third parties. Farmer Mac requires third parties who collect, process, or store confidential, proprietary, or personal data to adhere to security policies, processes, and controls. However, the control systems, cybersecurity program, infrastructure, and personnel associated with third parties with which Farmer Mac does business or obtains services are beyond its control. Farmer Mac is aware of cybersecurity incidents involving its third party service providers in the past, and although Farmer Mac has not experienced a material loss of data or disruption of its operations due to a breach of third party systems, unauthorized access to a third party service provider's information technology assets or data may significantly impact Farmer Mac's operations in the same manner as incidents on its own systems.

Farmer Mac relies upon a variety of third parties to run and operate its business, including servicers who perform certain duties for loans Farmer Mac has purchased. Farmer Mac also relies upon a variety of third-party applications, services, and tools that are not developed by Farmer Mac, including cloud-based platforms and related data centers, to host data and support and operate certain aspects of its services and business operations. These third parties – particularly servicers – maintain, transmit, and receive confidential, proprietary, and personal information, including customer information. The unauthorized access to, acquisition, misuse, mishandling, unavailability, or destruction of Farmer Mac's data or confidential information stored by these third parties or on their applications and systems, or unauthorized access to or disruption of these third party applications, services, or tools could result in: unauthorized access to Farmer Mac's own systems; significant disruption to its business operations; fraud (on Farmer Mac and/or its customers); extortion; financial and economic losses or costs; errors in financial statements; impairment of its liquidity; harm to its employees, customers, or vendors; liability or service interruptions to its customers; loss of customers or vendors; violation of data protection laws and other litigation and legal risk; increased regulatory or legislative scrutiny; reputational damage; or litigation and government enforcement actions.

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

Farmer Mac is subject to interest rate risk due to the timing differences in the cash flows of the assets it holds and the liabilities issued to fund those assets. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with debt together with financial derivatives that have similar duration and convexity characteristics to help mitigate impacts from interest rate changes across the yield curve. However, the ability of borrowers to prepay their loans before the scheduled maturities increases the likelihood of asset and liability cash flow mismatches. In a changing interest rate environment, these cash flow mismatches affect Farmer Mac's earnings if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments, particularly if Farmer Mac's related funding costs cannot be correspondingly repaid. Conversely, if assets repay more slowly than anticipated and the associated debt issued to fund the assets must be reissued at a higher interest rate, Farmer Mac's earnings could be adversely affected. In addition, rapid changes in interest rates could have a negative effect on Farmer Mac's net interest income across quarters. For example, since 2022, the Federal Reserve has rapidly increased the target range for the federal funds rate by 5.25% in an effort to combat rising inflation. Although Farmer Mac benefited from higher nominal interest rates in its investment portfolio, if those nominal interest rates decline, Farmer Mac may earn less interest income on its investments in future periods. Furthermore, a future period of rapid increase or decline in interest rates may create or exacerbate periods of market volatility that could adversely affect Farmer Mac's ability to manage interest rate risk, which could have a material adverse effect on Farmer Mac's operating results or financial condition. See "Management's Discussion and Analysis—Risk Management—Interest Rate Risk" for more information on Farmer Mac's management of interest rate risk.

Farmer Mac is also subject to repricing risk, which is the risk that Farmer Mac's funding cost relative to a benchmark index (for example, the Secured Overnight Financing Rate known as "SOFR") will increase from the time the initial funding was issued and the time the liabilities are re-funded. This repricing risk arises from a funding strategy whereby Farmer Mac issues floating rate debt across a variety of maturities to fund floating or synthetically floating rate assets that on average may have longer maturities. A significant increase in the difference between Farmer Mac's funding cost relative to the benchmark index, including SOFR, may compress spread income on the assets Farmer Mac holds and seeks to re-fund with the higher cost funding. Widespread compression within a short timeframe could adversely affect Farmer Mac's operating results or financial condition.

Changes in interest rates relative to Farmer Mac's management of interest rate risk through derivatives may cause volatility in financial results and capital levels and may adversely affect Farmer Mac's net income, liquidity position, or operating results.

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business and carries its financial derivatives at fair value in its consolidated financial statements. Although

Farmer Mac's financial derivatives provide economic hedges of interest rate risk, changes in the fair values of financial derivatives can cause volatility in net income and in capital, particularly if those financial derivatives are not designated in hedge accounting relationships or if there is any ineffectiveness in a hedge accounting relationship. As interest rates increase or decrease, the fair values of Farmer Mac's derivatives change based on the position Farmer Mac holds relative to the specific characteristics of the derivative. Farmer Mac's core capital available to meet its statutory minimum capital requirement can be affected by changes in the fair values of financial derivatives, as noted above. Adverse changes in the fair values of Farmer Mac's financial derivatives that are not designated in hedge accounting relationships and any hedge ineffectiveness that results in a loss would reduce the amount of core capital available to meet this requirement. In 2023 and 2022, Farmer Mac recorded a gain of $5.1 million and a gain of $13.5 million, respectively, from changes in the fair values of its financial derivatives as a result of movements in interest rates during those years. Farmer Mac recorded losses of $5.4 million and gains of $5.8 million in 2023 and 2022, respectively, related to ineffectiveness in hedge accounting relationships.

Changes in interest rates have required, and in the future may require, Farmer Mac to post cash or investment securities to collateralize its derivative exposures due to corresponding changes in the fair market values of these derivatives. If changes in interest rates were to result in a significant decrease in the fair value of Farmer Mac's derivatives, Farmer Mac would be required to post cash, cash equivalents, or investment securities, possibly within a short period of time, to satisfy its obligations under its derivatives contracts. As of December 31, 2023, Farmer Mac posted $84.6 million of cash and $207.2 million of investment securities as collateral for its derivatives in net liability positions. If Farmer Mac is required to fully collateralize a significant portion of its derivatives in an adverse interest rate environment, it could have a material adverse effect on Farmer Mac's liquidity position or operating results.

Financial Risk

Incorrect estimates and assumptions by management in preparing financial statements could adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

Farmer Mac's accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. Some of these policies and methods require management to make estimates and assumptions in preparing Farmer Mac's consolidated financial statements. Incorrect estimates and assumptions by management in connection with preparing Farmer Mac's consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. For example, as of December 31, 2023, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.6 billion whose fair values management estimated in the absence of readily observable fair values (in other words, level 3). These financial instruments measured with significant unobservable inputs represented 18.8% of total assets and 52.4% of financial instruments measured at fair value as of December 31, 2023. See "Management's Discussion and Analysis—Critical Accounting Estimates" for more information about fair value measurement. If management makes incorrect assumptions or estimates that result in understating or overstating reported financial results, it could materially and adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

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

The trading price of Farmer Mac's Class C non-voting common stock ("Class C stock") has at times experienced substantial price volatility and may remain volatile. For example, the trading price of the Class C stock ranged from $113.53 per share to $194.92 per share during 2023. The trading price may fluctuate in response to various factors, including short sales, hedging, the presence or absence of a share repurchase program, stock market influences in general that are unrelated to Farmer Mac's operating performance, or sales of significant amounts of the stock by large holders. Farmer Mac typically grants equity awards each year that are based on the Class C stock, including grants that vest over time or upon the achievement of specified performance goals. Sales of stock acquired upon vesting or the exercise of equity awards by Farmer Mac's officers, directors, or employees, whether under an established trading plan or otherwise, could adversely affect the trading price of the Class C stock. All of these factors may be exacerbated during periods of low trading volume for Farmer Mac's Class C stock, which averaged 57,662 shares daily during 2023 and may have a prolonged negative effect on its trading price or increase price volatility.

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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Risk Management and Strategy

Farmer Mac recognizes the importance of assessing, identifying, and managing risks associated with cybersecurity threats. These risks include the potential for:

•unauthorized access to or acquisition, destruction, alteration, release, theft, or loss of confidential, proprietary, or personal data;
•fraud or extortion;
•financial and economic loss or costs;
•errors in Farmer Mac’s financial statements;
•impairment of Farmer Mac’s liquidity;
•harm to employees, customers, or vendors;
•liability or service interruptions to customers;
•loss of customers or vendors;
•violation of data protection laws and other litigation and legal risk;
•increased regulatory or legislative scrutiny; and
•reputational damage.

Farmer Mac’s process to identify and assess material risks from cybersecurity threats operates alongside Farmer Mac’s broader overall risk assessment process that contemplates all company risks. As part of this process, appropriate personnel collaborate with subject matter specialists, as necessary, to gather information to identify and assess material cybersecurity threat risks, their severity, and potential mitigations.

Farmer Mac has implemented a variety of processes, technologies, and controls to aid in its efforts to identify, assess, and manage cybersecurity risks. Farmer Mac’s approach includes:

•an enterprise risk management program that includes cybersecurity risk assessment and management and is periodically refreshed;
•security reviews designed to identify risks from many new features, software, and vendors, including a security operations center to monitor our systems;
•a team of trained and experienced security professionals to investigate and remediate cybersecurity incidents;
•regular cybersecurity training for all employees and network users to raise and maintain awareness of cybersecurity risks and best practices;
•a vulnerability management program designed to identify vulnerabilities in the systems and software Farmer Mac uses;
•regular cybersecurity testing, including penetration testing on a periodic basis to allow security researchers to help identify vulnerabilities in Farmer Mac’s systems before they mature into real-world cybersecurity threats;
•a third-party service provider risk management program designed to identify and mitigate risks associated with third-party vendors and business partners, which includes pre-engagement diligence, contractual security and notification provisions, and ongoing monitoring, as appropriate;
•a threat intelligence program designed to model and research potential cybersecurity threat actors to identify vulnerabilities and anticipate attack vectors before they are exploited;

•cybersecurity controls designed to segment access to systems and to limit access to sensitive data; and
•patch management controls aimed at reducing system vulnerabilities.

These processes vary in maturity across the business, and Farmer Mac works continually to improve them.

Farmer Mac also maintains a privacy and security incident response program to prepare for, detect, respond to, and recover from cybersecurity incidents. That program includes processes to triage, assess severity for, escalate, contain, investigate, and remediate any cybersecurity incident, as well as to comply with any applicable legal obligations and to mitigate brand and reputational damage. Farmer Mac also conducts regular tabletop exercises to test and fortify the controls of its cybersecurity incident response program. Farmer Mac’s security operations center and incident response team assesses the severity and priority of incidents on a rolling basis, with escalations of cybersecurity incidents provided to Farmer Mac’s management team. If a cybersecurity incident is determined to be a material cybersecurity incident, Farmer Mac’s incident response plan defines the process for any required regulatory disclosures.

Farmer Mac’s risk management approach is supplemented by external and internal enterprise risk management audits, which are designed to test the effectiveness of Farmer Mac’s security controls. Prior cybersecurity incidents have not materially affected Farmer Mac's business strategy, results of operations, or financial condition. Farmer Mac does not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect its business strategy, results of operations, or financial condition, although the occurrence of both intentional and unintentional incidents could cause a variety of adverse business impacts in the future. For more information on Farmer's Mac's cybersecurity risks see "Operational Risks" in "Risk Factors" in Part I, Item 1A of this report. Those disclosures are incorporated by reference in this section.

Governance

Farmer Mac’s board of directors is actively involved in overseeing the company's cybersecurity risk management. At least once a year, the full board of directors meets with Farmer Mac’s Chief Information Security Officer (“CISO”) to discuss Farmer Mac’s programs and policies related to cybersecurity and risk initiatives and considers them closely both from a risk management perspective and as part of Farmer Mac’s business strategy.

The board has created a dedicated cybersecurity subcommittee of the enterprise risk committee to oversee Farmer Mac’s cybersecurity programs and practices, including the identification and mitigation of security and privacy risks. The cybersecurity subcommittee consists of three members of the enterprise risk committee. Two members of that subcommittee have successfully completed the National Association of Corporate Directors (“NACD”) certificate in cyber-risk oversight program. The other member of the subcommittee is the CEO of an energy company and has direct experience managing cyber risk and cybersecurity incidents in that capacity. The chair of the board audit committee has also successfully completed the NACD certificate in cyber-risk oversight program (but is not a member of the cybersecurity subcommittee). The cybersecurity subcommittee typically meets on a monthly basis with the CISO and other members of Farmer Mac's management team to discuss the performance and effectiveness of Farmer Mac's cyber program and to receive updates on cybersecurity risks, any cybersecurity incidents, and major cybersecurity initiatives.

The materials provided to Farmer Mac’s cybersecurity subcommittee and discussed in the meetings include:

•updates on Farmer Mac’s data security posture;
•results from third-party assessments and testing;
•progress towards predetermined risk-mitigation-related goals;
•Farmer Mac’s incident response plan; and
•information about cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to those risks or incidents.

At each regular quarterly meeting of the board enterprise risk committee, the cybersecurity subcommittee reviews a summary of the information discussed in the most recent cybersecurity subcommittee meetings. The board of directors has determined that cybersecurity is a priority area of focus and regularly engages with the CISO and other members of senior management in substantial discussions in board and committee meetings to address cybersecurity topics relating to risk management, compliance, strategy, innovation, and governance. Material cybersecurity threat risks are also considered during separate board and committee meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, business transactions and acquisitions, and brand management.

Farmer Mac’s CISO manages Farmer Mac’s cybersecurity program, including the identification, evaluation, and prioritization of security risks, as well as the company’s response to security incidents. The CISO has more than 19 years of experience in cybersecurity and information technology and holds a Master’s degree in Business Administration with a focus on Information Technology. The CISO also holds a Certified Information Security Manager (CISM) certification, which is an advanced certification indicating that an individual possesses the knowledge and experience required to develop and manage an enterprise information security program. The CISO reports to Farmer Mac's Senior Vice President – Enterprise Risk Officer, who in turn reports to the Chief Executive Officer.

Members of senior management have regular meetings with the CISO and other members of Farmer Mac's information technology team to discuss and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents. The participants in these meetings also discuss their management of, and participation in, the cybersecurity risk management and strategy processes described in this report, including the operation of Farmer Mac’s incident response plan. Farmer Mac provides quarterly cybersecurity training to all employees, board members, and users of Farmer Mac's technology assets. Employees with elevated privileges within the computing environment also receive specialized training tailored to their job responsibilities. Farmer Mac tracks the metrics from the cybersecurity training program and includes the results in dashboard reports shared and discussed with senior management, the board enterprise risk committee, and the board cybersecurity subcommittee.

Item 2.Properties

Farmer Mac maintains its principal office at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006, under a lease that ends on August 30, 2024. During 2023, Farmer Mac signed a new lease for office space at 2100 Pennsylvania Avenue, N.W., Washington, D.C., which begins on September 1, 2024 and ends on April 30, 2036. Under the terms of that lease, Farmer Mac has had access to the property since May 2023 and may take possession of its new office space upon completion of the agreed-upon buildout of tenant improvements, which is expected before September 1, 2024. Farmer Mac also maintains another office location at 9169 Northpark Drive, Johnston, Iowa 50131, under an amended lease that began on

October 1, 2017 and ends on August 31, 2027. Farmer Mac believes that its offices (including the anticipated office space under Farmer Mac's new lease) are suitable and adequate for its current and anticipated needs for the near future.

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

As of February 5, 2024, Farmer Mac had 833 registered owners of the Class A voting common stock, 75 registered owners of the Class B voting common stock, and 789 registered owners of the Class C non-voting common stock.

The dividend rights of all three classes of Farmer Mac's common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and payment of dividends on any outstanding preferred stock. On February 24, 2022, Farmer Mac's board of directors declared a dividend of $0.95 per share on Farmer Mac's common stock payable for first quarter 2022. That dividend was paid quarterly through fourth quarter 2022. On February 22, 2023, Farmer Mac's board of directors declared a dividend of $1.10 per share on Farmer Mac's common stock payable for first quarter 2023. That dividend was paid quarterly through fourth quarter 2023. On February 21, 2024, Farmer Mac's board of directors declared a dividend of $1.40 per share on Farmer Mac's common stock payable for first quarter 2024. See "Business—Financing—Equity Issuance" for more information on Farmer Mac's common stock.

The quarterly dividend of $1.40 per share on all three classes of common stock for first quarter 2024 represents an increase of $0.30 per common share, or 27%, over the quarterly dividend payout in 2023. In deciding to increase Farmer Mac's common stock dividend payout, the board of directors considered Farmer Mac's strong capital position and the consistency of and outlook for earnings, balanced against the need for capital to fund the significant growth objectives identified in the company's strategic plan and to meet regulatory requirements and metrics established by the board of directors. These actions are also consistent with Farmer Mac's goal of providing a competitive return on its common stockholders' investments through the payment of cash dividends.

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

Information about securities authorized for issuance under Farmer Mac's equity compensation plans appears under "Equity Compensation Plans" in Farmer Mac's definitive proxy statement to be filed on or about April 17, 2024. That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States, and its common stock is exempt from registration under Section 3(a)(2) of the Securities Act. One type of transaction related to Farmer Mac's common stock occurred during fourth quarter 2023 that was not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K:

•In October 2023, consistent with Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 420 shares of Class C non-voting common stock to the seven directors who elected to receive such stock in lieu of a portion of their cash retainers. The number of shares issued to the directors was calculated based on a price of $154.30 per share, which was the closing price of the Class C non-voting common stock on September 30, 2023, the last business day of the third quarter, as reported by the New York Stock Exchange.

Performance Graph. The following graph compares the performance of Farmer Mac's Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index ("NYSE Comp") and the Standard & Poor's 500 Financial Services Index ("S&P 500 Financial Services Index") over the period from December 31, 2018 to December 31, 2023. The S&P 500 Financial Services Index was renamed in 2023 and was formerly known as the Standard & Poor's 500 Diversified Financials Index. The graph assumes that $100 was invested on December 31, 2018 in each of: Farmer Mac's Class A voting common stock; Farmer Mac's Class C non-voting common stock; the NYSE Composite Index; and the S&P 500 Financial Services Index. The graph also assumes that all dividends were reinvested into the same securities throughout the past five years. Farmer Mac obtained the information in the performance graph from S&P Global Market Intelligence.

Total Return Performance
Index Value
400
350
300
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Farmer Mac Class C (AGM)
Farmer Mac Class A (AGM.A)
S&P 500 Financial Services
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

(c)None.

Item 6.[Reserved].

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the year ended December 31, 2023. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage
Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac's consolidated financial statements and the related notes to the consolidated financial statements for the fiscal years ended December 31, 2023, 2022, and 2021.

Overview

Farmer Mac is a mission-focused, purpose-driven company determined to drive economic opportunity and prosperity by increasing the accessibility of financing for American agriculture and rural infrastructure. As the nation’s secondary market for agricultural and rural infrastructure loans, we help strengthen and connect rural America by providing a broad array of financial solutions to lenders that support flexible low-cost financing to farmers, ranchers, agribusinesses, renewable energy projects, rural utilities (including telecommunications, fiber, and broadband projects), and other related rural businesses and enterprises. Farmer Mac also serves as a critical investment tool for entities such as states, counties, municipalities, pension funds, banks, public trust funds, and credit unions. Farmer Mac offers those entities a variety of investment opportunities that may diversify their investment portfolios and provide the opportunity to earn a competitive return on their investment dollars.

During 2023:

•we continued to increase net income and core earnings;
•we maintained strong liquidity in our investment portfolio well above regulatory requirements;
•we maintained our strong capital position, well above regulatory requirements, and uninterrupted access to the debt capital markets, which historically have not been subject to the same short-term disruptions and liquidity concerns experienced by institutions that rely primarily on deposits to fund their assets; and
•we provided $8.3 billion in liquidity and lending capacity to lenders serving rural America.

Farmer Mac’s performance during 2023, described in more detail below, reflects the success of our continued focus on pursuing new channels and innovative ways to further our mission to increase the accessibility of financing for American agriculture and rural infrastructure. Despite recent macroeconomic concerns such as inflation, failures and liquidity concerns in the banking industry, rising interest rates, and geopolitical conflicts, Farmer Mac continued to deliver solid financial results. These financial results for 2023 reflected a variety of factors, including:

•our disciplined approach to interest rate risk management that helps to protect earnings from the effects of interest rate volatility and has been accretive to Farmer Mac during periods of rising interest rates;

•effective capital strategies that resulted in advantageous funding in an elevated interest rate environment in the current period;
•an increase in outstanding business volume at higher spreads while credit quality improved; and
•the resilience of the farm economy, as producers had benefited from healthy farm incomes and liquidity from relatively high commodity prices in 2021 and 2022.

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

Table 1

	For the Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net income attributable to common stockholders	$172,838	$150,979	$111,412
Core earnings	171,156	124,314	113,570

The $21.9 million year-over-year increase in net income attributable to common stockholders was due to a $44.7 million after-tax increase in net interest income and a $2.9 million after-tax increase in guarantee fees. These factors were partially offset by a $15.6 million after-tax decrease in the fair value of undesignated financial derivatives and a $12.1 million after-tax increase in operating expenses.

The $39.6 million year-over-year increase in net income attributable to common stockholders for 2022 compared to 2021 was due to a $38.7 million after-tax increase in net interest income and a $17.6 million after-tax increase in the fair value of undesignated financial derivatives. These factors were partially offset by a $5.2 million after-tax decrease related to the non-recurrence of the gain on the sale of mortgage loans that occurred in the prior period, a $6.6 million increase in operating expenses, a $2.5 million increase in preferred stock dividends, and a $2.4 million increase in our provision for credit losses.

The $46.8 million year-over-year increase in core earnings was due to a $56.4 million after-tax increase in net effective spread, partially offset by a $12.1 million after-tax increase in operating expenses.

The $10.7 million year-over-year increase in core earnings for 2022 compared to 2021 was due to a $27.5 million after-tax increase in net effective spread. This factor was partially offset by a $5.2 million after-tax decrease related to the non-recurrence of the gain on the sale of mortgage loans that occurred in the prior period, a $6.6 million increase in operating expenses, a $2.5 million increase in preferred stock dividends, and a $2.4 million increase in our provision for credit losses.

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

Table 2

	For the Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net interest income	$327,547	$270,940	$221,951
Net interest yield %	1.15%	1.04%	0.94%
Net effective spread	$326,980	$255,529	$220,668
Net effective spread %	1.18%	1.02%	0.98%

The $56.6 million year-over-year increase in net interest income was primarily due to a $48.9 million decrease in funding costs and a $19.9 million increase related to net new business volume. The decrease in funding costs was primarily due to our disciplined funding strategies and higher nominal interest rates that have led to an upward repricing of our excess long-term capital that we raised when interest rates were at historical lows and is held in our investment portfolio. The factors that contributed to the increase in net interest income were partially offset by an $11.2 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). In percentage terms, the 0.11% increase was primarily attributable to a decrease of 0.16% in funding costs and a decrease of 0.04% in net fair value changes from designated financial derivatives.

The $49.0 million year-over-year increase in net interest income for 2022 compared to 2021 was primarily attributable to a $21.9 million increase from net new business volume and a $21.4 million decrease in funding costs, due to increasing yields on interest-earning assets on our short-term investments that are funded by non-interest bearing excess equity, and a $6.1 million increase in the fair value of designated financial derivatives. In percentage terms, the year-over-year 0.10% increase was primarily attributable to a decrease of 0.08% in funding costs and an increase of 0.02% in net fair value changes from financial derivatives designated in hedge accounting relationships (designated financial derivatives).

The $71.5 million year-over-year increase in net effective spread was primarily due to a $54.6 million decrease in non-GAAP funding costs, due to the same factors mentioned above that decreased our funding costs, and a $20.6 million increase related to net new business volume. In percentage terms, the year-over-year increase of 0.16% was primarily attributable to a decrease in non-GAAP funding costs.

The $34.9 million year-over-year increase in net effective spread in dollars for 2022 compared to 2021 was primarily due to a $23.6 million increase from net new business volume, a $7.7 million decrease in non-GAAP funding costs, due to increasing yields on interest-earning assets on our short-term investments that are funded by non-interest bearing excess equity, a $2.4 million increase in net servicing revenue, and a $0.9 million increase in cash-basis interest income. In percentage terms, the year-over-year increase of 0.04% was primarily attributable to a decrease of 0.03% in non-GAAP funding costs and an increase of 0.01% in cash-basis interest income.

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

Business Volume

Our outstanding business volume was $28.5 billion as of December 31, 2023, a net increase of $2.5 billion from December 31, 2022 after taking into account all new business, maturities, and paydowns on existing assets. The net increase was primarily attributable to a net increase of $1.4 billion in the Rural Infrastructure Finance line of business and a net increase of $1.2 billion in the Agricultural Finance line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	December 31, 2023	December 31, 2022
	(in thousands)
Core capital	$1,452,008	$1,322,801
Capital in excess of minimum capital level required	589,399	516,882

The increase in capital in excess of the minimum capital level required was primarily due to an increase in retained earnings.

Credit Quality

The following table presents Agricultural Finance on- and off-balance sheet substandard assets, in dollars and as a percentage of the respective portfolio as of December 31, 2023 and 2022:

Table 4

	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
December 31, 2023	$152,865	2.0%	$33,086	1.0%
December 31, 2022	169,667	2.3%	39,733	1.2%

Increase/(decrease) from prior year-ending	$(16,802)	(0.3)%	$(6,647)	(0.2)%
The decrease of $16.8 million in on-balance sheet substandard assets during 2023 was primarily driven by the full payoff of a substandard agricultural storage and processing loan. The $6.6 million decrease in substandard assets in our off-balance sheet portfolios during 2023 was primarily due to credit upgrades in livestock and crops, and was partially offset by credit downgrades in permanent plantings and part-time farms.
There was one substandard asset with an outstanding balance of $29.4 million in the Rural Infrastructure Finance portfolio as of December 31, 2023, and there were no substandard assets as of December 31, 2022.
For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 26 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

The following table presents 90-day delinquencies for the on- and off-balance sheet Agricultural Finance portfolios in dollars and as a percentage of the respective balance sheet category as of December 31, 2023 and 2022:

Table 5

	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
December 31, 2023	$32,893	0.42%	$1,784	0.05%
December 31, 2022	39,681	0.53%	3,817	0.12%

Increase/(decrease) from prior year-ending	$(6,788)	(0.11)%	$(2,033)	(0.07)%
On-balance sheet Agricultural Finance assets 90 or more days delinquent decreased in agricultural storage and processing and was partially offset by increases in permanent plantings, crops, livestock, and part-time farms. Off-balance sheet Agricultural Finance assets 90 days or more delinquent decreased in permanent plantings and livestock and was partially offset by increases in crops and part-time farms. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet Agricultural Finance portfolio represented over half of the aggregate 90-day delinquencies as of December 31, 2023.

As of both December 31, 2023 and 2022, there were no 90-day delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loan purchases and loans underlying LTSPCs.

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

The accounting estimate that Farmer Mac considers to be critical in the preparation of its consolidated financial statements is the estimation of the fair value of AgVantage Securities (AgVantage). Farmer Mac considers the fair value of AgVantage Securities that are classified as held-to-maturity (AgVantage HTM) because of their impact on the company's fair value disclosures in Note 5 to the consolidated financial statements – Farmer Mac Guaranteed Securities and USDA Securities and Note 13 to the consolidated financial statements – Fair Value Disclosures. Farmer Mac considers the fair value of AgVantage Securities that are classified as available-for-sale (AgVantage AFS) to be a critical estimate due to the significance of the periodic measurement of mark-to-market adjustments relative to the company's total assets, comprehensive income, and equity. Farmer Mac also considers the fair value of AgVantage to be a critical accounting estimate because Farmer Mac applies a discount rate in calculating the net present value of future expected cash flows that is both significant to the estimate of their fair value and unobservable in the market. Farmer Mac relies upon this significant unobservable input to estimate the fair value of AgVantage because there are no observable transactions in these securities in the market.

Farmer Mac's AgVantage HTM amortized cost was $4.2 billion and $1.0 billion as of December 31, 2023 and 2022, respectively. The fair value of AgVantage HTM had net unrealized losses in the amount of $34.8 million and $53.7 million as of December 31, 2023 and 2022, respectively. See Note 5 to the consolidated financial statements – Farmer Mac Guaranteed Securities and USDA Securities for more information.

Farmer Mac's AgVantage AFS fair value was $5.5 billion and $7.6 billion as of December 31, 2023 and 2022, respectively. The fair value of AgVantage AFS had accumulated net unrealized losses in the amount of $293.0 million and $408.9 million as of December 31, 2023 and 2022, respectively. See Note 5 to the consolidated financial statements – Farmer Mac Guaranteed Securities and USDA Securities for more information.

Farmer Mac applies discount rates that are commensurate with the risks involved to estimate the fair value measurement of AgVantage AFS. As of December 31, 2023, Farmer Mac applied discount rates that ranged from 4.7% to 5.4% (with a weighted average of 5.0%). As of December 31, 2022, Farmer Mac applied discount rates that ranged from 4.7% to 6.1% (with a weighted average of 5.1%).
Use of different discount rates than those selected by Farmer Mac may result in materially different estimates of fair value for AgVantage AFS. Farmer Mac selects the discount rate for each AgVantage AFS security by analyzing credit default swap levels and the long-term credit outlook of Farmer Mac's major counterparties and estimating an appropriate credit spread relative to U.S. Treasury yields. The periodic measurement of fair value and underlying discount rate methodology is subject to Farmer Mac’s internal controls and review by management. As of December 31, 2023, a 0.50% increase in the discount rates used to determine the fair value of AgVantage AFS would decrease the overall GAAP carrying value by approximately 2.01%. See Note 13 to the consolidated financial statements – Fair Value Disclosures for more information.

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

Core Earnings and Core Earnings Per Share

The main difference between core earnings and core earnings per share (non-GAAP measures) and net income attributable to common stockholders and earnings per common share (GAAP measures) is that those non-GAAP measures exclude the effects of fair value fluctuations. These fluctuations are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is expected. Another difference is that these two non-GAAP measures exclude specified infrequent or unusual transactions that we believe are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. For example, in prior periods, we excluded any losses on retirement of preferred stock from core earnings and core earnings per share. Similar transactions may reoccur in future periods. For a reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings and of earnings per common share to core earnings per share, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

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

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Years Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$172,838	$150,979	$111,412
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 13)	5,142	13,495	(1,431)
(Losses)/gains on hedging activities due to fair value changes	(5,394)	5,343	(1,810)
Unrealized gains/(losses) on trading securities	1,979	(917)	(115)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	175	39	130
Net effects of terminations or net settlements on financial derivatives	227	15,794	494
Income tax effect related to reconciling items	(447)	(7,089)	574
Sub-total	1,682	26,665	(2,158)
Core earnings	$171,156	$124,314	$113,570

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$326,980	$255,529	$220,668
Guarantee and commitment fees(2)	18,928	18,144	17,533
Gains on sale of mortgage loans	—	—	6,539
Other(3)	3,299	1,684	1,680
Total revenues	349,207	275,357	246,420

Credit related expense (GAAP):
Provision for/(release of) losses	1,136	806	(2,187)
REO operating expenses	—	819	—
Total credit related expense	1,136	1,625	(2,187)

Operating expenses (GAAP):
Compensation and employee benefits	58,914	48,766	42,847
General and administrative	34,963	29,772	27,507
Regulatory fees	3,222	3,269	3,062
Total operating expenses	97,099	81,807	73,416

Net earnings	250,972	191,925	175,191
Income tax expense(4)	52,651	40,446	36,944
Preferred stock dividends (GAAP)	27,165	27,165	24,677
Core earnings	$171,156	$124,314	$113,570

Core earnings per share:
Basic	$15.80	$11.52	$10.56
Diluted	$15.65	$11.42	$10.47
Weighted-average shares:
Basic	10,829	10,791	10,758
Diluted	10,937	10,883	10,846
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

Table 7

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Years Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
GAAP - Basic EPS	$15.97	$14.00	$10.36
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 13)	0.49	1.25	(0.13)
(Losses)/gains on hedging activities due to fair value changes	(0.50)	0.50	(0.17)
Unrealized gains/(losses) on trading securities	0.18	(0.08)	(0.01)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	0.02	—	0.01
Net effects of terminations or net settlements on financial derivatives	0.02	1.47	0.04
Income tax effect related to reconciling items	(0.04)	(0.66)	0.06
Sub-total	0.17	2.48	(0.20)
Core Earnings - Basic EPS	$15.80	$11.52	$10.56

Shares used in per share calculation (GAAP and Core Earnings)	10,829	10,791	10,758

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Years Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$15.81	$13.87	$10.27
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 13)	0.47	1.24	(0.13)
(Losses)/gains on hedging activities due to fair value changes	(0.49)	0.49	(0.17)
Unrealized gains/(losses) on trading securities	0.18	(0.08)	(0.01)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	0.02	—	0.01
Net effects of terminations or net settlements on financial derivatives	0.02	1.45	0.05
Income tax effect related to reconciling items	(0.04)	(0.65)	0.05
Sub-total	0.16	2.45	(0.20)
Core Earnings - Diluted EPS	$15.65	$11.42	$10.47

Shares used in per share calculation (GAAP and Core Earnings)	10,937	10,883	10,846

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

Net Interest Income. The following table provides information about interest-earning assets and funding for the years ended December 31, 2023, 2022, and 2021. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis. Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly. The average balance of loans in consolidated trusts with beneficial interests owned by third parties (single-class) and for which Farmer Mac guarantees all classes of securities issued is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities. The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 8

	For the Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$5,894,515	$287,144	4.87%	$5,236,118	$82,659	1.58%	$4,726,552	$18,660	0.39%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	21,739,403	1,070,932	4.93%	19,882,489	602,537	3.03%	17,838,238	368,330	2.06%
Total interest-earning assets	27,633,918	1,358,076	4.91%	25,118,607	685,196	2.73%	22,564,790	386,990	1.72%
Funding:
Notes payable due within one year	3,274,799	150,666	4.60%	2,876,452	48,481	1.69%	3,779,689	3,820	0.10%
Notes payable due after one year(2)	22,631,904	884,034	3.91%	20,987,990	370,014	1.76%	18,004,757	166,083	0.92%
Total interest-bearing liabilities(3)	25,906,703	1,034,700	3.99%	23,864,442	418,495	1.75%	21,784,446	169,903	0.78%
Net non-interest-bearing funding	1,727,215	—		1,254,165	—		780,344	—
Total funding	27,633,918	1,034,700	3.74%	25,118,607	418,495	1.67%	22,564,790	169,903	0.75%
Net interest income/yield prior to consolidation of certain trusts	27,633,918	323,376	1.17%	25,118,607	266,701	1.06%	22,564,790	217,087	0.96%
Net effect of consolidated trusts(4)	873,181	4,171	0.48%	850,916	4,239	0.50%	1,049,521	4,864	0.46%
Net interest income/yield	$28,507,099	$327,547	1.15%	$25,969,523	$270,940	1.04%	$23,614,311	$221,951	0.94%
(1)Excludes interest income of $34.2 million, $31.7 million, and $39.0 million in 2023, 2022, and 2021, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $30.0 million, $27.4 million, and $34.1 million in 2023, 2022, and 2021, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(4)Includes the effect of consolidated trusts with beneficial interests owned by third parties (single-class).

The $56.6 million year-over-year increase in net interest income was primarily due to a $48.9 million decrease in funding costs and a $19.9 million increase related to net new business volume. The decrease in funding costs was due to our disciplined funding strategies and higher nominal interest rates that have led to an upward repricing of our excess long-term capital that we raised when interest rates were at historical lows and is held in our investment portfolio. The factors that contributed to an increase in net interest income were partially offset by an $11.2 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). In percentage terms, the 0.11% increase was primarily attributable to a decrease of 0.16% in funding costs and a decrease of 0.04% in net fair value changes from designated financial derivatives.

For 2022 compared to 2021, the $49.0 million year-over-year increase in net interest income was primarily attributable to a $21.9 million increase from net new business volume, a $21.4 million decrease in funding costs due to increasing yields on interest-earning assets on our short-term investments that are funded by non-interest bearing excess equity, and a $6.1 million increase in the fair value of designated financial derivatives. In percentage terms, the year-over-year 0.10% increase was primarily attributable to a decrease of 0.08% in funding costs and an increase of 0.02% in net fair value changes from financial derivatives designated in hedge accounting relationships (designated financial derivatives).

The following table sets forth information about changes in the components of Farmer Mac's net interest income prior to consolidation of certain trusts for the periods indicated. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by prior rate), and changes in rate (change in rate multiplied by old volume), and then allocated based on the relative size of rate and volume changes from the prior period.

Table 9

	2023 vs. 2022			2022 vs. 2021
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$192,859	$11,626	$204,485	$61,778	$2,221	$63,999
Loans, Farmer Mac Guaranteed Securities and USDA Securities	407,548	60,847	468,395	188,111	46,096	234,207
Total	600,407	72,473	672,880	249,889	48,317	298,206
Expense from other interest-bearing liabilities	577,519	38,686	616,205	230,931	17,661	248,592
Change in net interest income prior to consolidation of certain trusts(1)	$22,888	$33,787	$56,675	$18,958	$30,656	$49,614
(1)Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties (single-class).

The following table presents a reconciliation of net interest income and net interest yield to net effective spread. Net effective spread is measured by: including (1) expenses related to undesignated financial derivatives, which consists of income or expense related to contractual amounts due on financial derivatives not designated in hedge relationships (the income or expense related to financial derivatives designated in hedge accounting relationships is already included in net interest income), and (2) the amortization of losses due to terminations or net settlements of financial derivatives; and excluding (1) the amortization of premiums and discounts on assets consolidated at fair value, (2) the net effects of consolidated trusts with beneficial interests owned by third parties (single-class), and (3) the fair value changes of financial derivatives and corresponding financial assets or liabilities in fair value hedge relationships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for more information about net effective spread.

Table 10

	For the Years Ended December 31,
	2023		2022		2021
	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$327,547	1.15%	$270,940	1.04%	$221,951	0.94%
Net effects of consolidated trusts	(4,171)	0.02%	(4,239)	0.02%	(4,864)	0.02%
Expense related to undesignated financial derivatives	(4,845)	(0.02)%	(7,756)	(0.03)%	2,841	0.01%
Amortization of premiums/discounts on assets consolidated at fair value	(175)	—%	(24)	—%	(45)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	3,230	0.01%	2,413	0.01%	446	—%
Fair value changes on fair value hedge relationships	5,394	0.02%	(5,805)	(0.02)%	339	0.01%
Net effective spread	$326,980	1.18%	$255,529	1.02%	$220,668	0.98%

The $71.5 million year-over-year increase in net effective spread was primarily due to a $54.6 million decrease in non-GAAP funding costs, due to our disciplined funding strategies and higher nominal interest rates that have led to an upward repricing of our excess capital that is held in our short-term investment portfolio, and a $20.6 million increase related to net new business volume. In percentage terms, the year-over-year increase of 0.16% was primarily attributable to a decrease in non-GAAP funding costs.

For 2022 compared to 2021, the $34.9 million year-over-year increase in net effective spread in dollars was primarily due to a $23.6 million increase from net new business volume, a $7.7 million decrease in non-GAAP funding costs due to increasing yields on interest-earning assets on our short-term investments that are funded by non-interest bearing excess equity, a $2.4 million increase in net servicing revenue, and a $0.9 million increase in cash-basis interest income. In percentage terms, the year-over-year increase of 0.04% was primarily attributable to an decrease of 0.03% in non-GAAP funding costs and an increase of 0.01% in cash-basis interest income.

See Note 14 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three-year period ended December 31, 2023:

Table 11

	Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of December 31, 2020	$14,298	$3,277	$17,575
Release of losses	(860)	(1,327)	(2,187)
Recovery	1,054	—	1,054
Balance as of December 31, 2021	$14,492	$1,950	$16,442
Provision for/(release of) losses	1,323	(517)	806
Charge-offs	(84)	—	(84)
Balance as of December 31, 2022	$15,731	$1,433	$17,164
Provision for losses	858	278	1,136
Balance as of December 31, 2023	$16,589	$1,711	$18,300

See Notes 8 and 12 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

During 2023, we recorded a $1.1 million net provision to the total allowance for losses primarily as a result of one rural infrastructure loan that was downgraded to substandard during the year, partially offset by an allowance for losses release related to a single collateral dependent agricultural storage and processing loan that fully paid off during the year.

Guarantee and Commitment Fees. The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the years ended December 31, 2023, 2022, and 2021:

Table 12

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Contractual guarantee and commitment fees	$15,084	$14,235	$12,669
Guarantee obligation amortization	4,331	5,913	7,257
Guarantee asset fair value changes	(2,703)	(7,108)	(7,257)
Guarantee and commitment fee income	$16,712	$13,040	$12,669

Guarantee and commitment fees increased for the year ended December 31, 2023 compared to 2022, which was due to increases in the average outstanding balance of LTSPCs during the period. As adjusted for the core earnings presentation, guarantee and commitment fees were $18.9 million for the year ended December 31, 2023, compared to $18.1 million and $17.5 million for the years ended December 31, 2022, and 2021, respectively.

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

Gains on financial derivatives. The components of gains and losses on financial derivatives for the years ended December 31, 2023, 2022, and 2021 are summarized in the following table:

Table 13

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Gains/(losses) due to fair value changes	$5,142	$13,495	$(1,431)
Accrual of contractual payments	(4,845)	(7,756)	2,841
Gains/(losses) due to terminations or net settlements	2,585	16,892	(1,086)
Gains on financial derivatives	$2,882	$22,631	$324

These changes in fair value are primarily the result of fluctuations in long-term interest rates. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are undesignated financial derivatives is shown as income or expense related to financial derivatives. Payments or receipts to terminate undesignated derivative positions or net cash settled forward sales contracts on the debt of other GSEs and undesignated U.S. Treasury security futures and initial cash payments received upon the inception of certain undesignated swaps are included in "Gains/(losses) due to terminations or net settlements" in the table above.  See Note 6 to the consolidated financial statements for more information about Farmer Mac's financial derivatives.

Gains on Sale of Mortgage Loans

Table 14

	For the Years Ended December 31,
	2023	2022	2021
	(in thousands)
Gains on sale of mortgage loans	$—	$—	$6,539

In 2021, Farmer Mac executed a structured securitization of Farm & Ranch loans that resulted in a gain of $6.5 million from the sale of the pool of mortgage loans into the securitization vehicle.

Operating Expenses. The components of operating expenses for the years ended December 31, 2023, 2022, and 2021 are summarized in the following table:

Table 15

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Compensation and employee benefits	$58,914	$48,766	$42,847
General and administrative	34,963	29,772	27,507
Regulatory fees	3,222	3,269	3,062
Total Operating Expenses	$97,099	$81,807	$73,416

Compensation and Employee Benefits. The increase in compensation and employee benefits expenses for the year ended December 31, 2023 compared to 2022 was largely due to increased headcount. The increase in compensation and employee benefits expenses for 2022 compared to 2021 was due to increased headcount (full year impact of 32 net new hires in 2021 and 5 net new hires in 2022) and increased executive stock compensation.

General and Administrative Expenses (G&A). The increase in G&A expenses for the year ended December 31, 2023 compared to 2022 was primarily due to increased spending on software licenses and information technology and other consultants to support growth and strategic initiatives. One of those initiatives is a multi-year effort to replace Farmer Mac's platform for securities trades and to implement a treasury management system. That initiative is expected to be completed during the first half of 2024.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the years ended December 31, 2023, 2022, and 2021:

Table 16

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Income tax expense	$53,098	$47,535	$36,372
Effective tax rate	21.0%	21.1%	21.1%

Business Volume.

The following table sets forth the net growth or decrease in Farmer Mac's lines of business for the years ended December 31, 2023 and 2022:

Table 17

Net New Business Volume
		For the Years Ended
		December 31, 2023	December 31, 2022
	On or Off Balance Sheet	Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$(17,300)	$375,680
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	(44,006)	(33,705)
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	264,691	296,658
IO-FMGS(2)	On-balance sheet	(1,213)	(1,675)
USDA Securities	On-balance sheet	(38,430)	(38,504)
AgVantage Securities(1)	On-balance sheet	230,000	880,000
LTSPCs and unfunded loan commitments	Off-balance sheet	177,634	235,155
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(48,351)	(77,405)
Loans serviced for others	Off-balance sheet	556,984	(2,051)
Total Farm & Ranch		$1,080,009	$1,634,153
Corporate AgFinance:
Loans	On-balance sheet	$93,470	$42,953
AgVantage Securities(1)	On-balance sheet	(70,721)	(7,864)
Unfunded loan commitments	Off-balance sheet	67,723	30,584
Total Corporate AgFinance		$90,472	$65,673
Total Agricultural Finance		$1,170,481	$1,699,826
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$292,781	$499,323
AgVantage Securities(1)	On-balance sheet	854,312	10,894
LTSPCs and unfunded loan commitments	Off-balance sheet	(24,814)	(44,245)
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(1,169)	(1,586)
Total Rural Utilities		$1,121,110	$464,386
Renewable Energy:
Loans	On-balance sheet	$220,716	$132,807
Unfunded loan commitments	Off-balance sheet	36,635	10,600
Total Renewable Energy		$257,351	$143,407
Total Rural Infrastructure Finance		$1,378,461	$607,793
Total		$2,548,942	$2,307,619
(1)Categories of Farmer Mac Guaranteed Securities.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Farmer Mac's outstanding business volume was $28.5 billion as of December 31, 2023, a net increase of $2.5 billion from December 31, 2022 after taking into account all new business, maturities, and paydowns on existing assets.

The $1.1 billion net increase in Farm & Ranch during 2023 resulted from $5.0 billion of new purchases, commitments, and guarantees, partially offset by $3.9 billion of scheduled maturities and repayments. Included in the $5.0 billion of new volume is newly purchased servicing rights on $0.6 billion of loans (i.e., loans serviced for others). Loans serviced for others earn servicing fee income rather than interest income and are a component of outstanding business volume because they are assets under our management.

Farmer Mac also purchased a total of $2.7 billion in Farm & Ranch AgVantage Securities during 2023, which primarily reflected the refinancing of maturing securities. The $2.7 billion in gross purchases was partially offset by $2.5 billion in scheduled maturities.

The $90.5 million net increase in Corporate AgFinance during 2023 resulted from $0.9 billion of new purchases and unfunded loan commitments, which was partially offset by $0.8 billion of scheduled maturities, repayments, and paydowns on revolving commitments. Farmer Mac purchased a total of $578.1 million in loans, including draws on revolving commitments, which was partially offset by $484.6 million in scheduled maturities, repayments, and paydowns on revolving commitments. The increase in loan purchases was primarily due to Farmer Mac's continued focus to support loans to larger and more complex agribusinesses focused on food and fiber processing and other food supply chain production.

The $1.1 billion net increase in Rural Utilities during 2023 resulted from $2.0 billion of new purchases, unfunded loan commitments, and guarantees, which was partially offset by $0.9 billion of scheduled maturities and repayments. Farmer Mac purchased a total of $1.5 billion in AgVantage Securities, $232.5 million in telecommunications loans, and $297.6 million in electric distribution and generation and transmission loans. The $530.1 million in loan purchases was partially offset by $237.3 million in scheduled maturities and repayments. The net increase in loan purchases primarily reflected borrowers' normal-course capital expenditures related to maintaining and upgrading utility infrastructure as well as investments in broadband infrastructure, and Farmer Mac's continued focus to support telecommunications investment in rural America.

The $257.4 million net increase in Renewable Energy during 2023 primarily reflects $273.5 million in loan purchases and unfunded commitments, partially offset by $52.7 million in repayments.

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

Farmer Mac also purchased a total of $4.2 billion in Farm & Ranch AgVantage Securities during 2022, which primarily reflected the refinancing of maturing securities as well as financial counterparties seeking to add longer-term AgVantage securities to manage their asset-liability maturity profile given increases in credit spreads and interest rates. The $4.2 billion in gross purchases was partially offset by $3.3 billion in scheduled maturities. Of the AgVantage Securities that were acquired during 2022 and were still outstanding as of December 31, 2022, $470.0 million are scheduled to mature by June 30, 2023 and an additional $600.0 million are scheduled to mature by December 31, 2023.

The $65.7 million net increase in Corporate AgFinance during 2022 resulted from $546.6 million of new purchases and unfunded loan commitments, which was partially offset by $480.9 million of scheduled maturities, repayments, and sales. Farmer Mac purchased a total of $328.9 million in loans, which was partially offset by $276.9 million in scheduled maturities and repayments. The increase in loan purchases was primarily due to Farmer Mac's continued focus to support loans to larger and more complex agribusinesses focused on food and fiber processing and other food supply chain production.

The $464.4 million net increase in Rural Utilities during 2022 resulted from $1.4 billion of new purchases, unfunded loan commitments, and guarantees, which was partially offset by $927.8 million of scheduled maturities and repayments. Farmer Mac purchased a total of $670.0 million in AgVantage Securities, $231.0 million in telecommunications loans, and $449.5 million in electric distribution and generation and transmission loans. The $680.5 million in loan purchases was partially offset by $181.2 million in scheduled maturities and repayments. The net increase in loan purchases primarily reflected borrowers' normal-course capital expenditures related to maintaining and upgrading utility infrastructure as well as investments in broadband infrastructure, and Farmer Mac's continued focus to support telecommunications investment in rural America.

The $143.4 million net increase in Renewable Energy during 2022 primarily reflects $182.3 million in loan purchases and unfunded loan commitments, partially offset by $38.9 million in repayments.

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

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 18

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in thousands)
AgVantage securities	$4,284,405	$4,990,483	$3,919,907
Structured securitization transactions (not consolidated)	—	—	289,519
Loans securitized and held in consolidated trusts with beneficial interests owned by third parties (structured and single-class)	317,524	460,588	113,175
Total Farmer Mac Guaranteed Securities Issuances	$4,601,929	$5,451,071	$4,322,601

Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those securitized loans. During 2023, Farmer Mac sold and securitized agricultural mortgage loans in a structured securitization resulting in $281.0 million of Farmer Mac Guaranteed Securities. Farmer Mac consolidates the assets and liabilities of the trust for this structured securitization. Farmer Mac does not consider the assets held by the related securitization trust to be available to satisfy the claims of the creditors of Farmer Mac and/or the depositor.

During 2023 and 2022, Farmer Mac realized no gains or losses from the securitization of loans that it holds in consolidated trusts. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets.

During 2021, Farmer Mac realized a $5.2 million gain after tax from the sale of Farmer Mac Guaranteed Securities in its structured securitization transaction.

The following table sets forth information about outstanding volume in each of Farmer Mac's lines of business as of the dates indicated:

Table 19

Outstanding Business Volume
	On or Off Balance Sheet	As of December 31,
		2023	2022	2021
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$5,133,450	$5,150,750	$4,775,070
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	870,912	914,918	948,623
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	561,349	296,658	—
IO-FMGS(2)	On-balance sheet	9,409	10,622	12,297
USDA Securities	On-balance sheet	2,368,872	2,407,302	2,445,806
AgVantage Securities(1)	On-balance sheet	5,835,000	5,605,000	4,725,000
LTSPCs and unfunded loan commitments	Off-balance sheet	2,999,943	2,822,309	2,587,154
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	452,602	500,953	578,358
Loans serviced for others	Off-balance sheet	577,264	20,280	22,331
Total Farm & Ranch		$18,808,801	$17,728,792	$16,094,639
Corporate AgFinance:
Loans	On-balance sheet	$1,259,723	$1,166,253	$1,123,300
AgVantage Securities(1)	On-balance sheet	288,879	359,600	367,464
Unfunded loan commitments	Off-balance sheet	145,377	77,654	47,070
Total Corporate AgFinance		$1,693,979	$1,603,507	$1,537,834
Total Agricultural Finance		$20,502,780	$19,332,299	$17,632,473
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$3,094,477	$2,801,696	$2,302,373
AgVantage Securities(1)	On-balance sheet	3,898,468	3,044,156	3,033,262
LTSPCs and unfunded loan commitments	Off-balance sheet	487,778	512,592	556,837
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	—	1,169	2,755
Total Rural Utilities		$7,480,723	$6,359,613	$5,895,227
Renewable Energy:
Loans	On-balance sheet	$440,286	$219,570	$86,763
Unfunded loan commitments	Off-balance sheet	47,235	10,600	—
Total Renewable Energy		$487,521	$230,170	$86,763
Total Rural Infrastructure Finance		$7,968,244	$6,589,783	$5,981,990
Total		$28,471,024	$25,922,082	$23,614,463
(1)A type of Farmer Mac Guaranteed Security.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of December 31, 2023:

Table 20

Schedule of Principal Amortization as of December 31, 2023
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2024	$613,695	$344,092	$111,958	$1,069,745
2025	610,817	246,828	114,089	971,734
2026	585,917	310,052	119,223	1,015,192
2027	696,170	248,520	119,790	1,064,480
2028	814,868	299,813	120,020	1,234,701
Thereafter	8,038,730	2,483,552	1,983,870	12,506,152
Total	$11,360,197	$3,932,857	$2,568,950	$17,862,004

Of Farmer Mac's $28.5 billion outstanding principal balance of business volume as of December 31, 2023, $10.0 billion were AgVantage securities included in the Agricultural Finance and Rural Infrastructure Finance lines of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of December 31, 2023:

Table 21

AgVantage Balances by Year of Maturity
As of
December 31, 2023
(in thousands)
2024	$2,576,297
2025	1,676,625
2026	1,195,815
2027	1,048,898
2028	245,451
Thereafter(1)	3,279,261
Total	$10,022,347
(1)Includes various maturities ranging from 2029 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.2 years as of December 31, 2023.

Related Party Transactions. As provided by Farmer Mac's statutory charter, only banks, insurance companies, and other financial institutions or similar entities may hold Farmer Mac's Class A voting common stock, and only institutions of the FCS may hold Farmer Mac's Class B voting common stock. Farmer Mac's charter also provides that holders of Class A voting common stock elect five members of Farmer Mac's 15-member board of directors and that holders of Class B voting common stock elect five members of the board of directors. The ownership of Farmer Mac's two classes of voting common stock is currently concentrated in a small number of institutions. Approximately 51% of the Class A voting common stock is held by four financial institutions, with 31% held by one institution. Approximately 97% of the Class B voting common stock is held by five FCS institutions (two of which are related to each other through a parent-subsidiary relationship).

Unlike some other GSEs, specifically other FCS institutions and the Federal Home Loan Banks, Farmer Mac is not structured as a cooperative owned exclusively by member institutions and established to provide services exclusively to its members. Farmer Mac, as a stockholder-owned, publicly-traded corporation, seeks to fulfill its mission of serving the financing needs of rural America in a way that is consistent with providing a return on the investment of its stockholders, including those who do not directly participate in the secondary market provided by Farmer Mac. Farmer Mac generally requires most financial institutions that participate in Farmer Mac's Agricultural Finance line of business to own a requisite amount of common stock, based on the size and type of institution. As a result of this requirement, coupled with the ability of holders of Class A and Class B voting common stock to elect two-thirds of Farmer Mac's board of directors, Farmer Mac regularly conducts business with "related parties," including institutions affiliated with members of Farmer Mac's board of directors and institutions that own large amounts of Farmer Mac's voting common stock. Farmer Mac has adopted a Code of Business Conduct and Ethics and other related corporate policies that govern any conflicts of interest that may arise in these transactions, and Farmer Mac's policy is to require that any transactions with related parties be conducted in the ordinary course of business, with terms and conditions comparable to those available to any other counterparty not related to Farmer Mac.

The following table summarizes the material relationships between Farmer Mac and certain related parties. The related parties listed in the table below consist of (1) all holders of at least five percent of a class of Farmer Mac voting common stock as of December 31, 2023 and (2) other institutions that are considered "related parties" through an affiliation with a Farmer Mac director and that have conducted business with Farmer Mac during the two years ended December 31, 2023. The table below does not specify any relationships based on the ownership of Farmer Mac's non-voting common stock or any series of preferred stock.

Table 22

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgFirst Farm Credit Bank	84,024 shares of Class B voting common stock (16.79% of outstanding Class B stock and 5.49% of total voting common stock outstanding)	None	In 2023 and 2022, Farmer Mac earned approximately $1.4 million and $1.2 million, respectively, in fees attributable to transactions with AgFirst, primarily commitment fees for LTSPCs.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgriBank, FCB	201,621 shares of Class B voting common stock (40.30% of outstanding Class B stock and 13.17% of total voting common stock outstanding)	None	Farmer Mac did not conduct any business with AgriBank during 2023 or 2022.
Bath State Bank	Less than 5% ownership	Farmer Mac director Dennis L. Brack serves as a director of Bath State Bank and Bath State Bancorp, the holding company of Bath State Bank.
Farmer Mac purchased $1.3 million and no USDA Securities from Bath State Bank in 2023 and 2022, respectively. Farmer Mac also purchased $0.3 million and $2.1 million in Agricultural Finance mortgage loans from Bath State Bank in 2023 and 2022, respectively.

CoBank, ACB	163,253 shares of Class B voting common stock (32.63% of outstanding Class B stock and 10.66% of total voting common stock outstanding)
Farmer Mac director Everett M. Dobrinski served as a director of CoBank through December 2019. Although no longer a director of CoBank, Mr. Dobrinski served on CoBank's independent nominating committee until December 2023.

Farmer Mac purchased $438.8 million and $376.0 million in loans from CoBank in 2023 and 2022, respectively.
In 2023 and 2022, CoBank retained $3.6 million and $3.5 million of servicing fees related to the loan participations sold to Farmer Mac, respectively.
Farm Credit Bank of Texas (FCBT)	38,503 shares of Class B voting common stock (7.70% of outstanding Class B stock and 2.51% of total voting common stock outstanding)	None	In 2023 and 2022, Farmer Mac earned approximately $3.4 million and $2.9 million, respectively, in fees attributable to transactions with FCBT, primarily commitment fees for LTSPCs.
In both 2023 and 2022, FCBT retained approximately $0.1 million in servicing fees for its work as a Farmer Mac servicer.
Matthew 25 Management Corp.	71,500 shares of Class A voting common stock (6.94% of outstanding Class A stock and 4.67% of total voting common stock outstanding)	None	Farmer Mac did not conduct any business with Matthew 25 Management Corp. during 2023 or 2022.
National Rural Utilities Cooperative Finance Corporation (CFC)	81,500 shares of Class A voting common stock (7.91% of outstanding Class A stock and 5.32% of total voting common stock outstanding)	None	Transactions with CFC represented 37.1% and 46.7% of loans under the Rural Infrastructure Finance line of business during 2023 and 2022, respectively.
In 2023 and 2022, Farmer Mac earned commitment fees of approximately $1.0 million and $1.1 million, respectively, attributable to transactions with CFC.
In 2023 and 2022, Farmer Mac earned interest income of $143.5 million and $79.4 million, respectively, attributable to AgVantage transactions with CFC.
In 2023 and 2022, CFC retained approximately $3.7 million and $3.4 million in servicing fees for its work as a Farmer Mac servicer, respectively.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
The Vanguard Group, Inc.	53,805 shares of Class A voting common stock (5.22% of outstanding Class A stock and 3.51% of total voting common stock outstanding)	None	Farmer Mac did not conduct any business with The Vanguard Group during 2023 or 2022.
Zions Bancorporation, National Association (Zions)	322,100 shares of Class A voting common stock (31.25% of outstanding Class A stock and 21.04% of total voting common stock outstanding)	None
In 2023 and 2022, Farmer Mac's purchases of on-balance sheet Agricultural Finance mortgage loans from Zions represented approximately 9.5% and 12.9%, respectively, of Agricultural Finance mortgage loan purchase volume for those years. Those purchases represented 6.9% and 9.6%, respectively, of total Agricultural Finance mortgage loan business volume (excluding AgVantage and USDA Securities) for those years. The purchases of USDA Securities from Zions represented approximately 0.1% and 1.5%, respectively, of the USDA Guarantees purchases for the years ended December 31, 2023 and 2022. Transactions with Zions represented 3.1% and 3.5%, respectively, of Farmer Mac's total outstanding business volume (excluding loans serviced for others) as of December 31, 2023 and 2022.

In 2023 and 2022, Zions retained approximately $11.2 million and $10.4 million, respectively, in servicing fees for its work as a Farmer Mac servicer.

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

Outlook

Business Outlook

Products and Portfolio. Farmer Mac serves a vital role in serving rural America by offering liquidity, capital, and risk management tools as a secondary market that help increase the accessibility of financing for American agriculture and rural infrastructure. The growth trajectory of Farmer Mac is closely tied to the capital and liquidity needs of the lending institutions serving agriculture and rural infrastructure businesses and the overall financial health of borrowers in these sectors. Despite significant increases in market interest rates over the past two years and global and economic volatility, Farmer Mac was able to increase outstanding business volume and net effective spread by 9.8% and 28.0%, respectively, in 2023. The increase in outstanding business volume and net effective spread primarily reflects Farmer Mac's effective and active asset-liability and capital management strategies, the diversification of Farmer Mac’s business model, and the resiliency of the agriculture and rural infrastructure sectors.

Several factors continue to influence business volume growth dynamics. The rise in market interest rates that have persisted over the past few years has had a direct impact on Farmer Mac’s Farm & Ranch product interest rates, and there generally exists an inverse correlation between Farm & Ranch new loan purchase volumes and changes in Farm & Ranch product interest rates, with higher product interest rates slowing portfolio loan prepayments. The net effect of these forces contributed to positive Farm & Ranch loan purchase portfolio growth in 2023 as new Farm & Ranch loan purchases outpaced loan prepayments, although the overall net Farm & Ranch loan purchase portfolio growth was below prior years, primarily because of the continued higher product interest rate environment. Future changes in monetary policy and sustained elevated product interest rates are anticipated to influence the demand for Agricultural Finance mortgage loans and the pace of repayments. Farmer Mac experienced significant momentum in its wholesale finance product during 2023, driven by volatile market credit spreads resulting in greater liquidity and diversification needs from our counterparties. This momentum could continue into 2024 and will be determined by market interest rates and credit spreads, overall economic conditions, and the relative value of Farmer Mac’s products versus the broader market. Corporate AgFinance loan purchases and unfunded commitments increased 12.9% in 2023 to $1.4 billion despite volatile transaction velocity throughout 2023 due to market and economic uncertainty. The Rural Infrastructure Finance segments showed substantial business volume growth in 2023, driven by counterparty demand for wholesale funding, increased investment activity in telecommunications and rural broadband borrowers, and additional financing for renewable energy projects. Finally, Farmer Mac increased assets under management through the expansion of its servicing platform through loan pool purchases and purchases of loan servicing rights for loans owned by other entities.

Opportunities for profitable future growth include Farmer Mac's crucial role in alleviating liquidity, equity capital, and return-on-equity capital challenges faced by agricultural and rural infrastructure lenders. The suite of offerings encompasses loan and portfolio purchases, participations, guarantees, LTSPCs, wholesale funding, and securitizations. Ongoing business and product development efforts continue to attract institutional investors and nontraditional lenders, resulting in the diversification of Farmer Mac's customer base and product set, potentially generating increased product demand from new sources. Farmer Mac’s improved loan servicing capabilities enhance our loan portfolio purchase value proposition, adding new product offerings to an increasingly diverse customer base.

Growing relationships with larger agriculture lenders, financial industry consolidation, and interest rate and market volatility continue to provide increased opportunities for Farmer Mac, influencing the demand for loan purchases, risk management solutions, and wholesale funding. This growth may lead to an increase in the average transaction size within Farmer Mac’s lines of business. The financing needs arising from mergers, acquisitions, consolidation, and vertical integration in the agricultural and rural infrastructure industries present further opportunities for Farmer Mac’s loan purchase products and other financing solutions. Furthermore, investments supporting consumer and food supply demand may increase financing needs in the food and agriculture supply chain, potentially requiring incremental capital support through the secondary market. Deepening relationships with eligible rural infrastructure counterparties are expected to continue to create opportunities to support fiber and broadband-related projects, rural telecommunications investments, and renewable energy projects.

Operations. Throughout 2023, Farmer Mac was not affected by the liquidity concerns that affected many regional and national banks due to fluctuations caused by elevated interest rates and deposit withdrawals. Unlike depository institutions, Farmer Mac's funding strategies do not rely on deposits, allowing us to navigate beyond short-term liquidity disruptions and to take advantage of increased opportunities in a competitive lending environment. Our funding advantage over regional and national banks is also aided by the fact that our debt has a contractual term to maturity and that only we have the ability to call our callable debt before its original maturity date when market conditions are beneficial to Farmer Mac. In contrast, depository institutions largely rely on demand deposit accounts in which the depositors hold the right to withdraw at any time. Because of these differences in funding strategies, certain economic disruptions may have a positive impact on Farmer Mac’s funding costs relative to the overall market.

The increase in short-term rates during the last two years has provided an asymmetric benefit to Farmer Mac's earnings as a result of effective capital allocation and interest rate risk strategies. Our proactive equity capital allocation strategies help to limit any downside effect to earnings when rates decline. Farmer Mac's fundamental asset-liability management approach, which matches the duration and convexity of assets and liabilities in all rate environments, also helps to minimize earnings volatility during periods of short-term interest rate fluctuations.

In addition to active asset-liability management, Farmer Mac's business may benefit from natural business hedges that help mitigate vulnerability to effects from interest rate volatility. When interest rates rise, prepayments tend to decline, but interest earned on excess cash and capital increases, maintaining Farmer Mac's strong market access without relying on deposits. Conversely, when interest rates decline, loan purchase volume often increases, but prepayments tend to rise as well. Farmer Mac manages its interest rate risk by issuing callable debt and maintaining market-based credit spreads. Although these natural business dynamics may not be perfect offsets, they often effectively counterbalance to mitigate volatility from changes in short-term interest rates.

Farmer Mac expects continued increases in its operating expenses over the next several years as we continue to expand our investments in human capital, technology, and business infrastructure to increase capacity and efficiency as we seek to accommodate growth opportunities and achieve our long-term strategic objectives. Investments in infrastructure and funding platforms to support strategic objectives are expected to allow Farmer Mac to scale more efficiently with future portfolio and earnings growth. These investments will likely help improve product delivery and funding efficiency, potentially creating additional benefits for future growth.

Another focus of our infrastructure investments will be a continued effort to expand our servicing capabilities and to enhance the efficiency and effectiveness of processes associated with loan onboarding and servicing. Farmer Mac will continue to leverage technology enhancements and servicing standardization efforts to drive scalability and consistency. In 2023, Farmer Mac’s servicing portfolios grew by more than 50% in both number of loans serviced and outstanding balances. Servicing capabilities also increased to incorporate new features as we started servicing eligible loans on behalf of others. Technology enhancements are planned for 2024 to continue to incorporate all Farmer Mac loan portfolios onto our servicing platform and to provide flexibility in accessing loan portfolio information, as well as streamlining operational workflows.

Agricultural Finance Industry Outlook

Farm Incomes. Overall farm incomes fell in 2023 and are forecast to fall again in 2024 after reaching new highs in 2022. The USDA estimates that net cash farm income climbed 34% to $202.2 billion in 2022, a new all-time high. The primary driver of increased profitability in 2022 was higher cash revenues, in contrast to 2019 and 2020, when elevated government support payments supported farm incomes. Although the USDA estimates that net cash farm income decreased 21% in 2023 and will decrease another 24% in 2024 due to lower commodity prices and elevated farm expenses, the average of 2023 and 2024 farm income projections are 10% higher than the 10-year average, demonstrating the continued strength in farm profitability. Grain commodity prices may see increased volatility in 2024 due to changing global supply levels, but some livestock and animal protein sectors may see offsetting benefits from lower feed costs, particularly the cattle sector. Demand for corn and soybean by-products could see a boost in 2024 as renewable diesel and sustainable aviation fuel markets mature. Farm expenses could also abate somewhat in 2024, with lower expected feed, fertilizer, and fuel costs partially offset by higher expected interest, labor, and rental rates.

Land Values. Record-setting farm incomes in 2021 and 2022, combined with historically low interest rates in 2020 and 2021, drove a rapid rise in land values and a decrease in farm delinquencies and bankruptcies. Momentum for farmland values persisted throughout 2023 due to high levels of farm liquidity and a constrained supply of farmland for sale. Land value survey data from the USDA show a 7.4% increase in average farm real estate values from June 2022 to June 2023. Annual farm real estate value gains were highest in the Northern Plains (13.7%) and the Southern Plains (9.4%) but also strong in the Lake states (8.2%), the Corn Belt (7.1%), and the Southeast (5.7%). Farmland value growth rates moderated in the second half of 2023 in the face of continued higher market interest rates. The Federal Reserve Bank of Chicago AgLetter reported a 5% gain in farmland values in the Seventh District (primarily Iowa, Indiana, Illinois, and Wisconsin) between October 2022 and October 2023. Data from the Federal Reserve Bank of Kansas City show a similar rise in land values in the Tenth District (primarily Kansas, Missouri, Nebraska, and Oklahoma) during that same period. Growth rates in land values could moderate slightly into 2024 due to compressing farm profitability and a continued elevated interest rate environment, although a low supply of available farmland and strong demand for the asset class across a wide variety of investors could help maintain balance in the farmland transaction markets.

While regional averages for farmland values generally provide a good barometer for the overall changes in U.S. farmland values, economic forces affecting land markets are highly localized, and some markets may experience greater volatility in farmland values than state or national averages indicate. Based on our robust collateral underwriting standards, we believe that our loan collateral is well-positioned to endure reasonably foreseeable volatility in farmland values due to external factors.

Markets and Weather. Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. Some of the external market conditions that could adversely affect the farm and food sectors in 2024 include foreign trade and trade policy, supply chain disruptions, and environmental conditions. The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand, making trade policy an important consideration for farms and food. The USDA projects that U.S. agriculture exports will drop to $169.5 billion in 2024, a 14% decrease relative to peak levels in 2022. Through November 2023, agricultural export values were down approximately 11% in 2023 compared to 2022. The value of the U.S. dollar relative to other major currencies fell 3% in 2023, but economic and geopolitical uncertainties such as conflicts in Eastern Europe and the Middle East increased U.S. dollar volatility during the year. A strong U.S. dollar could potentially be a headwind for farm, food, fiber, and fuel exports heading into 2024. Slower global growth could also be a headwind for consumer-oriented products like animal proteins, dairy, fruits, and nuts, and Ukrainian corn and wheat production may eventually stabilize.

Severe weather conditions and long-term environmental change continue to shape agricultural sectors. The U.S. experienced 28 separate billion-dollar weather disasters in 2023, the highest number of billion-dollar weather disasters on record, as tracked by the National Oceanic and Atmospheric Administration. Many of those events affected agriculture, including midwestern storms, flooding, western wildfires, excessive heat, and drought. Federal crop insurance provides a strong mitigator against this risk, but farmers and ranchers face increasingly severe weather incidents. Long and persistent heat and drought conditions affected agricultural production regions in the western and midwestern parts of the United States in 2021 and 2022. There was a sizable improvement in conditions in 2023 for large portions of the West Coast, especially California, but drought conditions have intensified in other areas of the country. Approximately 14% of the continental U.S. was classified as being in severe to exceptional drought as of January 2, 2024, according to data from the National Center for Environmental Information. For loans in other areas that commonly experience exceptional drought (primarily in California), Farmer Mac's underwriting standards include an assessment of anticipated long-term water availability for the related property and how water availability impacts the collateral value and the borrower's liquidity position to mitigate that risk.

Ag Processing and Food Supply Chain. The production of food, feed, fiber, and biofuels has been economically viable in the past few years, but some factors may change in 2024. Rising consumer inflation boosted the profitability of the food processing and supply chains in 2021 and 2022. Lower consumer prices increased the volume of consumer spending but also limited the profit expansion of food and fiber businesses. Biofuels have gained more demand due to low-carbon regulations in several states and incremental tax benefits for the production of renewable diesel and sustainable aviation fuel. A large amount of planned biofuel projects and new facilities for 2024 and 2025 could raise the prices of raw materials such as corn and soybeans. A strong U.S. dollar, trade issues, and a high risk of global economic turmoil could pose challenges for these sectors in 2024. Nonetheless, consumer spending remains strong at the beginning of 2024, creating favorable conditions for value-added food, feed, fiber, and biofuel consumption. Credit demand in these sectors could grow in the next few quarters if interest rate policy moderates, inflation rises again, or economic uncertainty clears up.

Rural Infrastructure Finance Industry Outlook

Power and Energy. Economic conditions affecting rural power and electricity markets typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers have slowed, with an annual decrease in sales of 1.1% and an increase in revenue of 2.9%, respectively, in the last 12 months through November 2023 compared to November 2022. This decrease in sales was driven by a drop in the residential electricity sector. The average price of electricity to industrial customers increased 2.0% in November 2023 relative to 2022. Higher energy input prices, such as natural gas and coal, became a headwind in 2022. Natural gas prices rose consistently in 2021 and 2022 because of reduced supply and additional demand for U.S. liquified natural gas from European countries. Coal prices also rapidly increased in 2022, driven by higher natural gas prices and additional overseas demand to offset limited Russian coal exports. Oil and natural gas price volatility moderated throughout 2023, but geopolitical uncertainty in the Middle East and Eastern Europe could increase volatility in 2024. Despite higher input costs, power producers are generally able to pass cost increases through higher retail electricity prices, as evidenced by the increase in retail electricity price increases throughout 2022 and parts of 2023. Through December 31, 2023, Farmer Mac had not observed material degradation in the financial performance of its rural utilities portfolio, and that portfolio has never had a serious delinquency or default since its inception. Credit demand for electric cooperatives will likely be tied to ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure. These growth opportunities may be affected by the demand for electric power in rural areas, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Generally, these investments are expected to continue at historical levels based on the replacement and modernization of existing infrastructure.

Telecommunications. Rural telecommunication connectivity has proven to be of vital economic importance in the last decade, as more households and agricultural enterprises require more data and connectivity to thrive. The rapid growth in digital technologies, including the ongoing interest and investment in artificial intelligence, advancements in cloud computing, and wireless network densification, will require significantly more computing and storage capabilities as well as investment in additional fiber network capacity. These industry tailwinds are creating additional investments in rural telecommunications infrastructure by cooperative and non-cooperative providers, which is aided by access to many federally funded programs, such as USDA's Broadband Equity Access and Deployment Program (BEAD), the Federal Communications Commission's Rural Digital Opportunity Fund (RDOF), the USDA’s ReConnect program, and the USDA’s Telecommunications Infrastructure Loan and Loan Guarantee program. In addition to capital projects spurred by these programs, Farmer Mac could see an increase in financing opportunities for other telecommunications providers in rural areas, with fiber line expansion and wireless broadband increasingly important to rural economic opportunity and precision agriculture.

Renewable Energy. Growth in renewable energy generation and deployment of energy storage technologies has the potential to continue to deepen Farmer Mac's relationships with existing customers through new business opportunities. According to data from the U.S. Energy Information Administration, renewable electricity capacity is expected to grow by 48% in the next five years, compared to total electric capacity growth of 10%. The rising cost of fossil fuel-based inputs combined with the falling costs of renewable power generation may hasten this increase in capacity along with recently enacted legislation, such as the Inflation Reduction Act of 2022 that incentivizes domestic production in clean energy technologies such as solar and wind. Because of these policy tailwinds, analytics from Bloomberg New Energy Finance (BNEF) estimate that investors will install nearly 400 gigawatts of renewable energy capacity between 2023 and 2030. BNEF analysis also anticipates that nearly $2.5 trillion will be invested in renewable projects between 2021 and 2050. If realized, growth in renewable energy capacity has the potential to broaden Farmer Mac's customer base focused on financing renewable energy projects and companies. In response to this expected growth, Farmer Mac has hired industry-specialized staff and deployed new financing products tailored to the renewable energy sector, which represents a new and growing market opportunity for Farmer Mac.

Legislative and Regulatory Outlook. Farmer Mac continues to monitor potential legislative and regulatory changes that could affect Farmer Mac or its stakeholders, including:

•On November 16, 2023, President Biden signed into law a one-year extension of the 2018 farm bill. The extension (through September 30, 2024) will give Congress more time to reauthorize and update a variety of programs impacting farm profitability, agricultural credit, and rural infrastructure. A farm bill is a critical piece of legislation for a variety of Farmer Mac's customers. Congress has started an extensive process to review programs that are included in the farm bill in preparation for reauthorization. Farmer Mac is seeking changes to its charter in this farm bill reauthorization to enhance its partnerships and services in support of lenders serving farmers, ranchers, agribusinesses, and rural infrastructure. Because the source of Farmer Mac's charter is federal statute, any proposed changes to the text of our charter are subject to approval by Congress and being signed into law by the President of the United States.

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

•The FCA's proposed 2023 regulatory agenda includes a proposed rulemaking to review Farmer Mac's regulatory capital framework. The FCA's regulatory agenda estimates that proposed rulemaking in May 2024, although this timeline may change. Farmer Mac's management team will continue to monitor the FCA's process for this potential rulemaking.

•Two of the three members of the FCA board are currently serving in holdover status because their terms have expired. These board members will continue to serve in their roles until replacements are nominated by the President and confirmed by the U.S. Senate.

Balance Sheet Review

The following table summarizes Farmer Mac's balance sheet as of the periods indicated:

Table 23

	As of		Change
	December 31, 2023	December 31, 2022	$	%
	(in thousands)
Assets
Cash and cash equivalents	$888,707	$861,002	$27,705	3%
Investment securities	4,979,504	4,628,268	351,236	8%
Farmer Mac Guaranteed Securities	9,745,548	8,628,380	1,117,168	13%
USDA Securities	2,355,412	2,411,601	(56,189)	(2)%
Loans, net of allowance	9,607,531	8,994,350	613,181	7%
Loans held in trusts	1,431,818	1,211,116	220,702	18%
Other	515,862	598,393	(82,531)	(14)%
Total assets	$29,524,382	$27,333,110	$2,191,272	8%
Liabilities
Notes Payable	$26,336,542	$24,469,113	$1,867,429	8%
Debt securities of consolidated trusts held by third parties	1,351,069	1,181,948	169,121	14%
Other	424,908	410,091	14,817	4%
Total liabilities	$28,112,519	$26,061,152	$2,051,367	8%
Total equity	1,411,863	1,271,958	139,905	11%
Total liabilities and equity	$29,524,382	$27,333,110	$2,191,272	8%

Assets. The increase in total assets was primarily attributable to new Farmer Mac Guaranteed Securities volume, new loan volume, including those held in consolidated trusts, and a larger investment portfolio.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to fund the acquisition of Farmer Mac Guaranteed Securities, loan volume, and investment portfolio assets, including those held in consolidated trusts.

Equity. The increase in total equity was primarily due to an increase in retained earnings and an increase in accumulated other comprehensive income.

Risk Management

Credit Risk – Loans and Guarantees.
Agricultural Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Agricultural Finance mortgage loans as of December 31, 2023 was $11.2 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For Corporate AgFinance loans, which are often larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for Agricultural Finance mortgage loans, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch" and "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance."

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. For Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, Farmer Mac's 90-day delinquencies as of December 31, 2023, were $34.7 million (0.31% of the Agricultural Finance mortgage loan portfolio to which Farmer Mac has direct credit exposure), compared to $43.5 million (0.41% of the Agricultural Finance mortgage loan portfolio) as of December 31, 2022. Those 90-day delinquencies consisted of 23 delinquent loans as of December 31, 2023, compared to 37 delinquent loans as of December 31, 2022. The decrease in the number of 90-day delinquencies was primarily driven by decreased delinquencies in agricultural storage and processing, and was partially offset by increased delinquencies in crops, permanent plantings, part-time farms, and livestock. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of December 31, 2023. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Farmer Mac's 90-day delinquency rate as of December 31, 2023 was below Farmer Mac's historical average. In the near-term, our delinquency rate may exceed our historical average due to changes in the agricultural or general economy or unforeseen and idiosyncratic events like adverse weather events. Farmer Mac's average 90-day delinquency rate as a percentage of its Agricultural Finance mortgage loan portfolio over the last 15 years is approximately 1%. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure:

Table 24

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2023	$11,223,276	$34,677	0.31%
September 30, 2023	11,014,678	42,443	0.39%
June 30, 2023	10,826,201	45,368	0.42%
March 31, 2023	10,680,419	70,646	0.66%
December 31, 2022	10,719,571	43,498	0.41%
September 30, 2022	10,508,549	44,232	0.42%
June 30, 2022	10,128,083	20,623	0.20%
March 31, 2022	9,879,978	55,847	0.57%
December 31, 2021	9,811,749	47,307	0.48%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.12% of total outstanding business volume as of December 31, 2023, compared to 0.17% as of December 31, 2022 and 0.20% as of December 31, 2021.

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of December 31, 2023 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 25

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of December 31, 2023
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2013 and prior	6%	$718,725	$2,982	0.41%
2014	2%	198,726	1,102	0.55%
2015	3%	318,518	9,585	3.01%
2016	5%	512,420	2,871	0.56%
2017	5%	513,356	1,262	0.25%
2018	5%	595,089	2,409	0.40%
2019	7%	820,410	551	0.07%
2020	18%	1,964,250	5,232	0.27%
2021	23%	2,616,354	931	0.04%
2022	15%	1,735,928	7,752	0.45%
2023	11%	1,229,500	—	0.45%
Total	100%	$11,223,276	$34,677	0.31%
By geographic region(2):
Northwest	13%	$1,397,173	$1,837	0.13%
Southwest	31%	3,438,077	17,422	0.51%
Mid-North	26%	2,966,948	2,626	0.09%
Mid-South	17%	1,942,663	10,355	0.53%
Northeast	4%	439,449	1,296	0.29%
Southeast	9%	1,038,966	1,141	0.11%
Total	100%	$11,223,276	$34,677	0.31%
By commodity/collateral type:
Crops	49%	$5,475,379	$20,994	0.38%
Permanent plantings	22%	2,460,486	6,252	0.25%
Livestock	19%	2,124,438	4,116	0.19%
Part-time farm	4%	490,975	3,315	0.68%
Ag. Storage and Processing	6%	655,279	—	—%
Other	—%	16,719	—	—%
Total	100%	$11,223,276	$34,677	0.31%
By original loan-to-value ratio:
0.00% to 40.00%	16%	$1,761,182	$551	0.03%
40.01% to 50.00%	22%	2,480,809	9,227	0.37%
50.01% to 60.00%	35%	3,877,916	18,980	0.49%
60.01% to 70.00%	20%	2,291,423	5,118	0.22%
70.01% to 80.00%(3)	2%	247,698	801	0.32%
80.01% to 90.00%(3)	—%	24,752	—	—%
Enterprise Value(4)	5%	539,496	—	—%
Total	100%	$11,223,276	$34,677	0.31%
By size of borrower exposure(5):
Less than $1,000,000	25%	$2,845,173	$5,033	0.18%
$1,000,000 to $4,999,999	37%	4,185,109	20,059	0.48%
$5,000,000 to $9,999,999	15%	1,664,029	—	—%
$10,000,000 to $24,999,999	13%	1,444,359	9,585	0.66%
$25,000,000 and greater	10%	1,084,606	—	—%
Total	100%	$11,223,276	$34,677	0.31%

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
(4)"Enterprise Value" loans are generally secured by all business assets and common stock (in addition to first lien mortgages) of the borrower and the value of the borrowing entity depends on its ability to generate recurring positive cash flow. Enterprise Value is the estimated value of the borrower as a going concern, which is estimated using one or more valuation techniques such as discounted cash flow, cash flow multiples, asset liquidation, or other valuation techniques.
(5)Includes aggregated loans to single borrowers or borrower-related entities.

Another indicator that Farmer Mac considers in analyzing the credit quality of its Agricultural Finance mortgage loans is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of December 31, 2023, Farmer Mac's Agricultural Finance mortgage loans (to which it has direct credit exposure) comprising substandard assets were $186.0 million (1.7% of the portfolio), compared to $209.4 million (2.0% of the portfolio) as of December 31, 2022. Those substandard assets comprised 206 loans as of December 31, 2023 and 243 loans as of December 31, 2022.

The decrease of $23.4 million in Agricultural Finance substandard assets during 2023 was primarily driven by the payoff of a substandard loan that had been in our on-balance sheet portfolio. Agricultural Finance substandard assets decreased as a percentage of both our on-balance sheet and our off-balance sheet Agricultural Finance portfolios during 2023.

The percentage of Agricultural Finance substandard assets within the portfolio as of December 31, 2023 was below the historical average. Farmer Mac's average Agricultural Finance substandard assets as a percentage of its Agricultural Finance mortgage loans over the last 15 years is approximately 4%. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses will also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its Agricultural Finance portfolio, which Farmer Mac believes is adequately collateralized.

Within Agricultural Finance, Farmer Mac considers a Farm & Ranch loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards. As of December 31, 2023 and 2022, the average unpaid principal balances for Farm & Ranch loans outstanding and to which Farmer Mac has direct credit exposure was $804,000 and $806,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans purchased during 2023 was 51%, compared to 50% for loans purchased during 2022. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 52% and 51% as of December 31, 2023 and

2022, respectively. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 56% and 46% as of December 31, 2023 and 2022, respectively.

The weighted-average current loan-to-value ratio (the loan to-value ratio based on original appraised value and current outstanding loan amount adjusted to reflect amortization) for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 47% and 46% as of December 31, 2023 and 2022, respectively.

The following table presents the current loan-to-value ratios for the Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, as disaggregated by internally assigned risk ratings:

Table 26

Agricultural Finance Mortgage Loans current loan-to-value ratio by internally assigned risk rating as of December 31, 2023
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio(1):
0.00% to 40.00%	$2,941,132	$58,143	$48,923	$3,048,198
40.01% to 50.00%	2,808,638	95,906	41,127	2,945,671
50.01% to 60.00%	2,888,136	78,501	44,403	3,011,040
60.01% to 70.00%	1,335,688	58,715	30,072	1,424,475
70.01% to 80.00%	188,582	28,425	17,555	234,562
80.01% and greater	15,963	—	3,871	19,834
Enterprise Value(2)	507,885	31,611	—	539,496
Total	$10,686,024	$351,301	$185,951	$11,223,276
(1)The current loan-to-value ratio is based on original appraised value (or most recently obtained valuation, if available) and current outstanding loan amount adjusted to reflect loan amortization.
(2)"Enterprise Value" loans are generally secured by all business assets and common stock (in addition to first lien mortgages) of the borrower and the value of the borrowing entity depends on its ability to generate recurring positive cash flow. Enterprise Value is the estimated value of the borrower as a going concern, which is estimated using one ore more valuation techniques such as discounted cash flow, cash flow multiples, asset liquidation, or other valuation techniques.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of December 31, 2023 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 27

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of December 31, 2023
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2013 and prior	$18,730,988	$33,785	0.18%
2014	1,097,131	—	—%
2015	1,251,414	(516)	(0.04)%
2016	1,599,533	903	0.06%
2017	1,709,852	4,311	0.25%
2018	1,403,244	—	—%
2019	1,630,441	—	—%
2020	2,934,102	—	—%
2021	3,346,715	—	—%
2022	2,003,044		—%
2023	1,419,621		—%
Total	$37,126,085	$38,483	0.10%
By geographic region(1):
Northwest	$4,705,793	$12,094	0.26%
Southwest	12,434,219	8,542	0.07%
Mid-North	9,213,586	17,165	0.19%
Mid-South	5,361,636	(613)	(0.01)%
Northeast	1,921,518	323	0.02%
Southeast	3,489,333	972	0.03%
Total	$37,126,085	$38,483	0.10%
By commodity/collateral type:
Crops	$17,023,194	$3,790	0.02%
Permanent plantings	8,028,667	9,783	0.12%
Livestock	8,158,577	3,836	0.05%
Part-time farm	1,936,477	1,090	0.06%
Ag. Storage and Processing	1,810,339	19,984	1.10%
Other	168,831	—	—%
Total	$37,126,085	$38,483	0.10%
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

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 28

	As of December 31, 2023
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$711,850	$232,794	$300,766	$116,082	$35,658	$23	$1,397,173
	6.4%	2.1%	2.7%	1.0%	0.3%	—%	12.5%
Southwest	730,660	1,848,059	605,245	115,172	123,674	15,267	3,438,077
	6.5%	16.5%	5.4%	1.0%	1.2%	0.1%	30.7%
Mid-North	2,392,197	10,635	264,769	82,100	216,004	1,243	2,966,948
	21.3%	0.1%	2.4%	0.7%	1.9%	—%	26.4%
Mid-South	1,104,414	83,432	625,700	67,730	61,387	—	1,942,663
	9.8%	0.7%	5.6%	0.6%	0.5%	—%	17.2%
Northeast	187,279	42,835	69,641	48,936	90,758	—	439,449
	1.7%	0.4%	0.6%	0.4%	0.8%	—%	3.9%
Southeast	348,979	242,731	258,317	60,955	127,798	186	1,038,966
	3.1%	2.2%	2.4%	0.5%	1.1%	—%	9.3%
Total	$5,475,379	$2,460,486	$2,124,438	$490,975	$655,279	$16,719	$11,223,276
	48.8%	22.0%	19.1%	4.2%	5.8%	0.1%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 29

	As of December 31, 2023
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

Rural Infrastructure Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Rural Infrastructure Finance loans held and loans underlying LTSPCs as of December 31, 2023 was $4.1 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Rural Infrastructure Finance loans, see "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards." As of December 31, 2023, there were no delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loans. As of December 31, 2023, there was one telecommunications loan classified as substandard, with an unpaid principal balance of $29.4 million.

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

Table 30

	As of December 31, 2023
	Rural Infrastructure Finance portfolio by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$2,396,940	$—	$—	$2,396,940
Generation and Transmission Cooperative	678,354	—	—	678,354
Renewable Energy	487,521	—	—	487,521
Telecommunications	467,711	9,850	29,400	506,961
Rural Infrastructure Total	$4,030,526	$9,850	$29,400	$4,069,776

For more information about the credit quality of Farmer Mac's Rural Infrastructure Finance portfolio and the associated allowance for losses please refer to Notes 8 and 12 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business because of the USDA guarantee. As of December 31, 2023, Farmer Mac had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended December 31, 2023, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the Agricultural Finance mortgage loans (other than rural housing and part-time farm mortgage loans) and Rural Infrastructure Finance loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance," and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards."

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for material errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended December 31, 2023, Farmer Mac had not exercised any remedies or taken any formal action against any servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Servicing" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Lenders and Loan Servicing."

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

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. As a result, Farmer Mac has indirect credit exposure to the Agricultural Finance mortgage loans and Rural Infrastructure loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, Farmer Mac also typically requires that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower loan-to-value ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of December 31, 2023, Farmer Mac had not experienced any credit losses on any AgVantage securities over the life of the program. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Other Products – Agricultural Finance—AgVantage Securities" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Other Products – Rural Infrastructure Finance—AgVantage Securities."

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Agricultural Finance line of business totaled $6.1 billion as of December 31, 2023 and $6.0 billion as of December 31, 2022. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Infrastructure Finance line of business totaled $3.9 billion as of December 31, 2023 and $3.0 billion as of December 31, 2022. The unpaid principal balance of outstanding off-balance sheet AgVantage securities totaled $0.0 million as of December 31, 2023 and $1.2 million as of December 31, 2022.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of December 31, 2023 and 2022:

Table 31

	As of December 31, 2023		As of December 31, 2022
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,898,468	100%	$3,045,325	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	3,085,000	105%	2,855,000	105%
Other(1)	988,879	100% to 125%	1,059,600	100% to 125%
Total outstanding	$10,022,347		$9,009,925
(1)Consists of AgVantage securities issued by 8 and 12 different issuers as of December 31, 2023 and 2022, respectively.

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

Credit Risk – Other Investments. As of December 31, 2023, Farmer Mac had $0.9 billion of cash and cash equivalents and $5.0 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as Liquidity and Investment Regulations. In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($147.0 million as of December 31, 2023). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($73.5 million as of December 31, 2023). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

Farmer Mac's $0.9 billion of cash and cash equivalents held as of December 31, 2023 mature within three months. As of December 31, 2023, $3.1 billion of the $5.0 billion of investment securities (61%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are funded with floating rate debt. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of December 31, 2023 and 2022 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 32

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of December 31, 2023	As of December 31, 2022
+100 basis points	(3.6)%	(3.7)%
-100 basis points	2.9%	2.7%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of December 31, 2023	As of December 31, 2022
+100 basis points	—%	0.4%
-100 basis points	0.8%	(0.6)%

As of December 31, 2023, Farmer Mac's duration gap was positive 3.4 months, compared to positive 3.6 months as of December 31, 2022. The U.S. Treasury interest rate yield curve remained inverted during 2023, although the 2-year U.S. Treasury Note yield-to-maturity decreased by approximately 18 basis points and the 10-year U.S. Treasury Note yield-to-maturity was relatively flat compared to year-end 2022. This rate movement contributed to shortening the duration of Farmer Mac's funded assets compared to its debt and financial derivatives, thereby narrowing Farmer Mac's duration gap.

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

As of December 31, 2023, Farmer Mac had $25.8 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to just over thirty years, of which $9.9 billion were pay-fixed interest rate swaps, $15.0 billion were receive-fixed interest rate swaps, and $0.9 billion were basis swaps.

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

As discussed in Note 6 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of undesignated financial derivatives are reported in "Gains on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on floating rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both December 31, 2023 and 2022, Farmer Mac had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

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

As of December 31, 2023, Farmer Mac held $8.0 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as SOFR. As of the same date, Farmer Mac also had $9.9 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily SOFR.

Discontinuation of LIBOR

Farmer Mac has not had, and does not foresee, a material impact on our business due to the replacement of LIBOR with SOFR. We have had no further LIBOR exposure since the quarter-ended September 30, 2023.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and repayments of AgVantage and investment securities. Farmer Mac regularly accesses the debt capital markets for funding, and Farmer Mac has maintained steady access to the debt capital markets throughout 2023. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of December 31, 2023, Farmer Mac had outstanding discount notes of $1.7 billion, medium-term notes that mature within one year of $6.4 billion, and medium-term notes that mature after one year of $18.5 billion.

Assuming continued access to the debt capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the debt capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 307 days of liquidity throughout 2023 and had 319 days of liquidity as of December 31, 2023.

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
•money market instruments;
•diversified investment funds;
•asset-backed securities;
•corporate debt securities; and
•mortgage-backed securities.

The following table presents these assets as of December 31, 2023 and 2022:

Table 33

	As of December 31, 2023	As of December 31, 2022
	(in thousands)
Cash and cash equivalents	$888,707	$861,002
Investment securities:
Guaranteed by U.S. Government and its agencies	1,249,568	1,444,650
Guaranteed by GSEs	3,704,037	3,160,919
Asset-backed securities	19,082	19,027
Total	$5,861,394	$5,485,598

The objectives of the investment portfolio as of December 31, 2023 and 2022 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity, to prepare for the possibility of future volatility in the debt capital markets, and to support program asset growth.

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of December 31, 2023, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with the FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of December 31, 2023 and 2022, Farmer Mac's Tier 1 capital ratio was 15.4% and 14.9%, respectively. As of December 31, 2023, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with the FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and the FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards." See Note 9 to the consolidated financial statements for more information about Farmer Mac's capital position.

Discount and Medium-term Notes. The following table presents the amount and timing of Farmer Mac's known, fixed, and determinable discount and medium-term note obligations by payment date as of December 31, 2023. The payment amounts represent those amounts due to the investor (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

Table 34

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Discount notes(1)	$1,768,539	$—	$—	$—	$1,768,539
Medium-term notes(1)	6,353,538	9,354,027	5,666,797	3,495,980	24,870,342
Interest payments on fixed rate medium-term notes(2)	553,339	710,935	369,933	310,559	1,944,766
Interest payments on floating rate medium-term notes(3)	137,144	149,402	70,673	32,457	389,676
(1)Future events, including additional issuance of discount notes and medium-term notes and refinancing of those notes, could cause actual payments to differ significantly from these amounts. For more information about discount notes and medium-term notes, see Note 7 to the consolidated financial statements.
(2)Interest payments on callable medium-term notes are calculated based on maturity. Future calls of these notes could cause actual interest payments to differ significantly from the amounts presented.
(3)Calculated using the effective interest rates as of December 31, 2023. As a result, these amounts do not reflect the effects of changes in the interest rates effective on future interest rate reset dates.

Farmer Mac enters into financial derivatives contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates. Financial derivatives are carried on the consolidated balance sheets at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date adjusted for the consideration of credit risk of Farmer Mac and its counterparties. The fair values of the contracts change daily as market interest rates change. Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2023 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table presented above. More information about financial derivatives is included in Note 2(f) and Note 6 to the consolidated financial statements.

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

Table 35

	As of December 31,
	2023	2022
	(in thousands)
LTSPCs	$3,680,333	$3,423,155
Mandatory commitments to purchase loans and USDA Securities	31,049	9,907

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

As of December 31, 2023 and 2022, outstanding off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities totaled $4.1 billion and $3.9 billion, respectively. The following table presents the balance of outstanding LTSPCs, off-balance sheet Farmer Mac Guaranteed Securities, and unfunded loan commitments as of December 31, 2023 and 2022:

Table 36

Outstanding Balance of LTSPCs and Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2023	2022
	(in thousands)
Agricultural Finance:
Corporate AgFinance:
Unfunded loan commitments	$145,377	$77,654
Farm & Ranch:
LTSPCs and unfunded loan commitments	2,999,943	2,822,309
Farmer Mac Guaranteed Securities	452,602	500,953
Total Agricultural Finance obligations	3,597,922	3,400,916
Rural Infrastructure:
Rural Utilities:
LTSPCs and unfunded loan commitments	487,778	512,592
Farmer Mac Guaranteed Securities	—	1,169
Renewable Energy:
Unfunded loan commitments	47,235	10,600
Total Rural Infrastructure obligations	535,013	524,361
Total off-balance sheet	$4,132,935	$3,925,277

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees" and Notes 2(c), 2(e), 5 and 12 to the consolidated financial statements for more information about Farmer Mac Guaranteed Securities and Notes 2(m) and 12 to the consolidated financial statements for more information about LTSPCs.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 37

New Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
December 31, 2023	$1,282,045	$188,272	$434,511	$225,986	$2,130,814
September 30, 2023	1,384,273	275,932	607,979	17,390	2,285,574
June 30, 2023	1,574,169	218,136	294,292	71,611	2,158,208
March 31, 2023	750,040	203,211	683,232	89,747	1,726,230
December 31, 2022	1,114,255	165,395	140,222	43,737	1,463,609
September 30, 2022	1,927,209	169,932	547,117	61,653	2,705,911
June 30, 2022	1,418,397	107,916	326,899	35,307	1,888,519
March 31, 2022	2,452,539	103,353	377,965	41,636	2,975,493
December 31, 2021	2,075,540	411,838	631,338	12,594	3,131,310

For the year ended:
December 31, 2023	$4,990,527	$885,551	$2,020,014	$404,734	$8,300,826
December 31, 2022	6,912,400	546,596	1,392,203	182,333	9,033,532

Table 38

Repayments of Assets
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$827,122	$133,468	$53,614	$69,040	$1,083,244
Unscheduled	106,041	102,131	18,469	—	226,641
December 31, 2023	$933,163	$235,599	$72,083	$69,040	$1,309,885

Scheduled	$922,223	$110,383	$80,998	$14,716	$1,128,320
Unscheduled	108,960	104,999	20,578	—	234,537
September 30, 2023	$1,031,183	$215,382	$101,576	$14,716	$1,362,857

Scheduled	$1,050,480	$81,386	$558,944	$52,203	$1,743,013
Unscheduled	96,507	55,976	13,138	—	165,621
June 30, 2023	$1,146,987	$137,362	$572,082	$52,203	$1,908,634

Scheduled	$279,676	$78,482	$95,809	$11,424	$465,391
Unscheduled	231,288	128,254	57,354	—	416,896
March 31, 2023	$510,964	$206,736	$153,163	$11,424	$882,287

Scheduled	$447,976	$64,308	$75,671	$9,809	$597,764
Unscheduled	136,245	132,366	1,201	—	269,812
December 31, 2022	$584,221	$196,674	$76,872	$9,809	$867,576

Scheduled	$724,580	$38,018	$422,917	$13,429	$1,198,944
Unscheduled	296,763	64,439	—	—	361,202
September 30, 2022	$1,021,343	$102,457	$422,917	$13,429	$1,560,146

Scheduled	$1,114,779	$42,162	$159,491	$7,898	$1,324,330
Unscheduled	286,303	30,203	1,791	—	318,297
June 30, 2022	$1,401,082	$72,365	$161,282	$7,898	$1,642,627

Scheduled	$1,535,369	$39,480	$266,349	$7,790	$1,848,988
Unscheduled	434,794	60,947	397	—	496,138
March 31, 2022	$1,970,163	$100,427	$266,746	$7,790	$2,345,126

Scheduled	$928,663	$205,778	$816,802	$18,526	$1,969,769
Unscheduled	318,024	48,042	—	—	366,066
December 31, 2021	$1,246,687	$253,820	$816,802	$18,526	$2,335,835

For the year ended:
Scheduled	$3,079,501	$403,719	$789,365	$147,383	$4,419,968
Unscheduled	542,796	391,360	109,539	—	1,043,695
December 31, 2023	$3,622,297	$795,079	$898,904	$147,383	$5,463,663

Scheduled	$3,822,704	$183,968	$924,428	$38,926	$4,970,026
Unscheduled	1,154,105	287,955	3,389	—	1,445,449
December 31, 2022	$4,976,809	$471,923	$927,817	$38,926	$6,415,475

Table 39

Outstanding Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
As of:
December 31, 2023	$18,808,801	$1,693,979	$7,480,723	$487,521	$28,471,024
September 30, 2023	18,461,835	1,741,306	7,118,295	330,575	27,652,011
June 30, 2023	18,116,503	1,680,756	6,611,892	327,901	26,737,052
March 31, 2023	17,685,961	1,599,982	6,889,682	308,493	26,484,118
December 31, 2022	17,728,792	1,603,507	6,359,613	230,170	25,922,082
September 30, 2022	17,199,347	1,634,786	6,296,263	196,242	25,326,638
June 30, 2022	16,591,999	1,567,311	6,172,063	148,018	24,479,391
March 31, 2022	16,575,595	1,540,760	6,006,446	120,609	24,243,410
December 31, 2021	16,094,639	1,537,834	5,895,227	86,763	23,614,463

Table 40

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
December 31, 2023	$14,133,794	$3,171,672	$6,455,359	$23,760,825
September 30, 2023	13,727,280	3,019,317	6,255,690	23,002,287
June 30, 2023	13,721,129	3,003,560	5,493,104	22,217,793
March 31, 2023	13,607,740	3,020,229	5,924,032	22,552,001
December 31, 2022	13,693,810	3,031,288	5,251,427	21,976,525
September 30, 2022	13,810,162	2,960,596	4,644,958	21,415,716
June 30, 2022	13,798,771	2,939,467	3,993,956	20,732,194
March 31, 2022	14,174,611	2,858,521	3,443,816	20,476,948
December 31, 2021	13,228,675	2,896,014	3,695,269	19,819,958

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 41

	Net Effective Spread(1)
	Agricultural Finance				Rural Infrastructure Finance				Treasury
	Farm & Ranch		Corporate AgFinance		Rural Utilities		Renewable Energy		Funding		Investments		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
December 31, 2023(2)	$33,329	0.98%	$8,382	2.06%	$7,342	0.43%	$1,540	1.69%	$33,361	0.47%	$597	0.04%	$84,551	1.19%
September 30, 2023	32,718	0.97%	8,250	2.05%	6,362	0.39%	1,150	1.46%	34,412	0.49%	532	0.04%	83,424	1.20%
June 30, 2023	34,388	1.03%	7,444	1.92%	5,808	0.38%	1,100	1.47%	32,498	0.48%	594	0.04%	81,832	1.20%
March 31, 2023	32,465	0.97%	7,148	1.94%	5,507	0.36%	858	1.53%	31,738	0.47%	(543)	(0.04)%	77,173	1.15%
December 31, 2022(2)	32,770	0.98%	7,471	1.94%	4,960	0.34%	935	1.76%	27,656	0.42%	(2,689)	(0.19)%	71,103	1.07%
September 30, 2022	33,343	1.04%	7,600	1.99%	4,220	0.30%	705	1.97%	22,564	0.36%	(2,791)	(0.21)%	65,641	1.03%
June 30, 2022	32,590	1.05%	6,929	1.87%	3,733	0.27%	468	1.78%	18,508	0.30%	(1,282)	(0.10)%	60,946	0.99%
March 31, 2022	30,354	1.02%	7,209	1.96%	3,159	0.23%	375	1.69%	16,738	0.28%	4	—%	57,839	0.97%
December 31, 2021	28,998	0.99%	6,321	1.84%	2,521	0.19%	356	1.53%	15,979	0.28%	158	0.01%	54,333	0.94%
(1)Farmer Mac excludes the Corporate segment in the presentation above because the segment does not have any interest-earning assets.
(2)See Note 14 to the consolidated financial statements for a reconciliation of GAAP net interest income by segment to net effective spread by segment for the years ended December 31, 2023 and 2022.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 42

	Core Earnings by Quarter End
	December 2023	September 2023	June 2023	March 2023	December 2022	September 2022	June 2022	March 2022	December 2021
	(in thousands)
Revenues:
Net effective spread	$84,551	$83,424	$81,832	$77,173	$71,103	$65,641	$60,946	$57,839	$54,333
Guarantee and commitment fees	4,865	4,828	4,581	4,654	4,677	4,201	4,709	4,557	4,637
Gains on sale of mortgage loans	—	—	—	—	—	—	—	—	6,539
Other	767	1,056	409	1,067	390	473	307	514	241
Total revenues	90,183	89,308	86,822	82,894	76,170	70,315	65,962	62,910	65,750

Credit related expense/(income):
(Release of)/provision for losses	(575)	(181)	1,142	750	1,945	450	(1,535)	(54)	(1,428)
REO operating expenses	—	—	—	—	819	—	—	—	—
Total credit related expense/(income)	(575)	(181)	1,142	750	2,764	450	(1,535)	(54)	(1,428)

Operating expenses:
Compensation and employee benefits	15,523	14,103	13,937	15,351	12,105	11,648	11,715	13,298	11,246
General and administrative	8,916	9,100	9,420	7,527	8,055	6,919	7,520	7,278	8,492
Regulatory fees	725	831	831	835	832	812	813	812	812
Total operating expenses	25,164	24,034	24,188	23,713	20,992	19,379	20,048	21,388	20,550

Net earnings	65,594	65,455	61,492	58,431	52,414	50,486	47,449	41,576	46,628
Income tax expense	13,881	13,475	12,539	12,756	11,210	10,303	9,909	9,024	9,809
Preferred stock dividends	6,791	6,792	6,791	6,791	6,791	6,791	6,792	6,791	6,792
Core earnings	$44,922	$45,188	$42,162	$38,884	$34,413	$33,392	$30,748	$25,761	$30,027

Reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes	$(836)	$2,921	$2,141	$916	$1,596	$6,441	$2,846	$2,612	$(1,242)
(Losses)/gains on hedging activities due to fair value changes	(3,598)	3,210	(4,901)	(105)	(148)	(624)	428	5,687	(2,079)
Unrealized (losses)/gains on trading assets	(37)	1,714	(57)	359	31	(757)	(285)	94	(76)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	88	29	29	29	57	24	(62)	20	71
Net effects of terminations or net settlements on financial derivatives	(800)	(79)	583	523	1,268	(3,522)	2,536	15,512	(429)
Income tax effect related to reconciling items	1,089	(1,638)	464	(362)	(590)	(327)	(1,148)	(5,024)	789
Net income attributable to common stockholders	$40,828	$51,345	$40,421	$40,244	$36,627	$34,627	$35,063	$44,662	$27,061

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

Under the supervision and with the participation of Farmer Mac's Chief Executive Officer and Chief Financial Officer, Farmer Mac's management assessed the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2023. In making this assessment, Farmer Mac's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its evaluation under the COSO criteria, management concluded that Farmer Mac's internal control over financial reporting as of December 31, 2023 was effective.

Farmer Mac's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2023, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of the Federal Agricultural Mortgage Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of AgVantage Farmer Mac Guaranteed Securities

As disclosed by management, the Company guarantees and purchases general obligations of lenders and other financial institutions that are secured by pools of the types of loans eligible for purchase under Farmer Mac's Agricultural Finance or Rural Infrastructure Finance lines of business, which are referred to as AgVantage securities. As described in Notes 5 and 13 to the consolidated financial statements, the total unpaid principal balance of AgVantage securities as of December 31, 2023 was $10.0 billion, and the fair value of the AgVantage securities of December 31, 2023 was $9.6 billion. The fair value of AgVantage securities is estimated using a discounted cash flow model. The significant unobservable input used is the discount rate commensurate with the risks involved.

The principal considerations for our determination that performing procedures relating to the valuation of AgVantage securities is a critical audit matter are (i) the high degree of audit effort in performing procedures and evaluating audit evidence related to the discount rate assumption used by management in the valuation of the AgVantage securities, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of AgVantage securities, including controls over the model, data and assumption. These procedures also included, among others, (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of AgVantage securities, and (ii) comparing management’s estimate to the independently developed range to evaluate the reasonableness of management’s estimate. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 23, 2024

We have served as the Company’s auditor since 2010.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2023	December 31, 2022
	(in thousands)
Assets:
Cash and cash equivalents	$888,707	$861,002
Investment securities:
Available-for-sale, at fair value (amortized cost of $5,060,135 and $4,769,426, respectively)	4,918,931	4,579,564
Held-to-maturity, at amortized cost	53,756	45,032
Other investments	6,817	3,672
Total Investment Securities	4,979,504	4,628,268
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $5,825,433 and $8,019,495, respectively)	5,532,479	7,607,226
Held-to-maturity, at amortized cost	4,213,069	1,021,154
Total Farmer Mac Guaranteed Securities	9,745,548	8,628,380
USDA Securities:
Trading, at fair value	1,241	1,767
Held-to-maturity, at amortized cost	2,354,171	2,409,834
Total USDA Securities	2,355,412	2,411,601
Loans:
Loans held for investment, at amortized cost	9,623,119	9,008,979
Loans held for investment in consolidated trusts, at amortized cost	1,432,261	1,211,576
Allowance for losses	(16,031)	(15,089)
Total loans, net of allowance	11,039,349	10,205,466
Financial derivatives, at fair value	37,478	37,409
Accrued interest receivable (includes $16,764 and $12,514, respectively, related to consolidated trusts)	287,128	229,061
Guarantee and commitment fees receivable	49,832	47,151
Deferred tax asset, net	8,470	18,004
Prepaid expenses and other assets	132,954	266,768
Total Assets	$29,524,382	$27,333,110

Liabilities and Equity:
Liabilities:
Notes payable	$26,336,542	$24,469,113
Debt securities of consolidated trusts held by third parties	1,351,069	1,181,948
Financial derivatives, at fair value	117,131	175,326
Accrued interest payable (includes $9,407 and $8,081, respectively, related to consolidated trusts)	181,841	117,887
Guarantee and commitment obligation	47,563	46,582
Accounts payable and accrued expenses	76,662	68,863
Reserve for losses	1,711	1,433
Total Liabilities	28,112,519	26,061,152
Commitments and Contingencies (Note 12)
Equity:
Preferred stock:
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,310,872 shares and 9,270,265 shares outstanding, respectively	9,311	9,270
Additional paid-in capital	132,919	128,939
Accumulated other comprehensive loss, net of tax	(40,145)	(50,843)
Retained earnings	823,716	698,530
Total Equity	1,411,863	1,271,958
Total Liabilities and Equity	$29,524,382	$27,333,110
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$287,144	$82,659	$18,660
Farmer Mac Guaranteed Securities and USDA Securities	590,250	283,769	164,723
Loans	514,894	350,420	242,582
Total interest income	1,392,288	716,848	425,965
Total interest expense	1,064,741	445,908	204,014
Net interest income	327,547	270,940	221,951
(Provision for)/release of losses	(858)	(1,323)	860
Net interest income after (provision for)/release of losses	326,689	269,617	222,811
Non-interest income/(expense):
Guarantee and commitment fees	16,712	13,040	12,669
Gains on financial derivatives	2,882	22,631	324
Gains on sale of mortgage loans	—	—	6,539
Gains/(losses) on trading securities	24	(51)	(115)
Gains on sale of available-for-sale investment securities	—	—	253
(Provision for)/release of reserve for losses	(278)	517	1,327
Other income	4,171	2,551	2,069
Non-interest income	23,511	38,688	23,066
Operating expenses:
Compensation and employee benefits	58,914	48,766	42,847
General and administrative	34,963	29,772	27,507
Regulatory fees	3,222	3,269	3,062
Real estate owned operating costs, net	—	819	—
Operating expenses	97,099	82,626	73,416
Income before income taxes	253,101	225,679	172,461
Income tax expense	53,098	47,535	36,372
Net income	200,003	178,144	136,089
Preferred stock dividends	(27,165)	(27,165)	(24,677)
Net income attributable to common stockholders	$172,838	$150,979	$111,412

Earnings per common share:
Basic earnings per common share	$15.97	$14.00	$10.36
Diluted earnings per common share	$15.81	$13.87	$10.27
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net income	$200,003	$178,144	$136,089
Other comprehensive income/(loss):
Net unrealized gains/(losses) on available-for-sale securities	59,640	(137,506)	8,867
Net changes in held-to-maturity securities	(31,750)	259	(8,451)
Net unrealized (losses)/gains on cash flow hedges	(14,348)	68,012	22,084
Other comprehensive income/(loss) before tax	13,542	(69,235)	22,500
Income tax (expense)/benefit related to other comprehensive income/(loss)	(2,844)	14,539	(4,724)
Other comprehensive income/(loss) net of tax	10,698	(54,696)	17,776
Comprehensive income	$210,701	$123,448	$153,865
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2020	14,980	$363,204	10,737	$10,737	$122,899	$(13,923)	$515,018	$997,935
Net Income	—	—	—	—	—	—	136,089	136,089
Other comprehensive income, net of tax	—	—	—	—	—	17,776	—	17,776
Cash dividends:
Preferred stock	—	—	—	—	—	—	(24,677)	(24,677)
Common stock (cash dividend of $0.88 per share)	—	—	—	—	—	—	(37,873)	(37,873)
Issuance of Series G Preferred Stock	5,000	121,327	—	—	—	—	—	121,327
Issuance of Class C Common Stock	—	—	29	29	116	—	—	145
Stock-based compensation cost	—	—	—	—	4,310	—	—	4,310
Other stock-based award activity	—	—	—	—	(1,332)	—	—	(1,332)
Balance as of December 31, 2021	19,980	$484,531	10,766	$10,766	$125,993	$3,853	$588,557	$1,213,700
Net Income	—	—	—	—	—	—	178,144	178,144
Other comprehensive loss, net of tax	—	—	—	—	—	(54,696)	—	(54,696)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(27,165)	(27,165)
Common stock (cash dividend of $0.95 per share)	—	—	—	—	—	—	(41,006)	(41,006)
Issuance of Class C Common Stock	—	—	35	35	190	—	—	225
Stock-based compensation cost	—	—	—	—	4,625	—	—	4,625
Other stock-based award activity	—	—	—	—	(1,869)	—	—	(1,869)
Balance as of December 31, 2022	19,980	$484,531	10,801	$10,801	$128,939	$(50,843)	$698,530	$1,271,958
Net Income	—	—	—	—	—	—	200,003	200,003
Other comprehensive income, net of tax	—	—	—	—	—	10,698	—	10,698
Cash dividends:
Preferred stock	—	—	—	—	—	—	(27,165)	(27,165)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(47,652)	(47,652)
Issuance of Class C Common Stock	—	—	41	41	233	—	—	274
Stock-based compensation cost	—	—	—	—	6,801	—	—	6,801
Other stock-based award activity	—	—	—	—	(3,054)	—	—	(3,054)
Balance as of December 31, 2023	19,980	$484,531	10,842	$10,842	$132,919	$(40,145)	$823,716	$1,411,863
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	2023	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$200,003	$178,144	$136,089
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(17,025)	720	17,314
Amortization of debt premiums, discounts, and issuance costs	31,421	19,656	6,780
Net change in fair value of trading securities, hedged items, and financial derivatives	78,249	689,998	205,701
Gain on the sale of available-for-sale investment securities	—	—	(253)
Gain on the sale of mortgage loans	—	—	(6,539)
Total provision for/(release of) allowance for losses	1,136	806	(2,187)
Excess tax benefits related to stock-based awards	523	101	292
Deferred income taxes	6,690	12,406	(1,630)
Stock-based compensation expense	6,801	4,624	4,311
Proceeds from repayment of loans purchased as held for sale	24,378	33,311	46,968
Net change in:
Interest receivable	(63,944)	(63,777)	4,446
Guarantee and commitment fees receivable	(1,700)	1,043	(34)
Other assets	54,369	(126,054)	(9,830)
Accrued interest payable	63,954	58,884	(9,526)
Custodial deposit liability	(10,778)	(7,666)	44,955
Other liabilities	1,721	7,075	(445)
Net cash provided by operating activities	375,798	809,271	436,412
Cash flows from investing activities:
Purchases of available-for-sale and held-to-maturity investment securities	(1,573,707)	(2,472,056)	(2,004,911)
Purchases of other investment securities	(3,145)	(2,443)	(1,229)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(4,453,284)	(5,275,733)	(4,380,901)
Purchases of loans held for investment	(2,164,053)	(2,592,924)	(2,916,493)
Purchases of defaulted loans	—	—	(8,713)
Proceeds from repayment of available-for-sale and held-to-maturity investment securities	1,397,096	1,440,201	1,740,000
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	3,478,124	4,429,364	4,027,726
Proceeds from repayment of loans purchased as held for investment	1,363,588	1,321,989	1,889,408
Proceeds from sale of loans previously classified as held for investment	—	9,000	301,393
Proceeds from sale of available-for-sale investment securities	—	—	257,524
Proceeds from sale of Farmer Mac Guaranteed Securities	—	99,643	—
Net cash used in investing activities	(1,955,381)	(3,042,959)	(1,096,196)
Cash flows from financing activities:
Proceeds from issuance of discount notes	49,291,165	52,470,273	61,112,365
Proceeds from issuance of medium-term notes	8,274,618	9,031,116	11,173,147
Proceeds from third parties from issuance of debt securities of consolidated trusts	222,188	258,198	—
Payments to redeem discount notes	(48,138,591)	(54,085,418)	(60,743,066)
Payments to redeem medium-term notes	(7,862,450)	(5,192,159)	(10,586,370)
Payments to third parties on debt securities of consolidated trusts	(102,045)	(226,291)	(480,272)
Proceeds from common stock issuance	233	192	117
Proceeds from preferred stock issuance, net of stock issuance costs	—	—	121,327
Tax payments related to share-based awards	(3,013)	(1,835)	(1,305)
Dividends paid on common and preferred stock	(74,817)	(68,171)	(61,315)
Net cash provided by financing activities	1,607,288	2,185,905	534,628
Net change in cash and cash equivalents	27,705	(47,783)	(125,156)
Cash and cash equivalents at beginning of period	861,002	908,785	1,033,941
Cash and cash equivalents at end of period	$888,707	$861,002	$908,785

Cash paid during the period for:
Interest	582,960	269,327	198,593
Income taxes	48,000	33,800	36,300
Non-cash activity:
Loans securitized as Farmer Mac Guaranteed Securities	36,497	162,875	113,175
Loans held for investment transferred to consolidated trusts	281,027	297,713	—
Reclassification of loans held for investment to loans held for sale	—	—	301,551
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
•guaranteeing and purchasing securities issued by lenders and other financial institutions that are secured by pools of eligible loans (Farmer Mac refers to these securities as "AgVantage," a registered trademark of Farmer Mac);
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

(b)Cash and Cash Equivalents

Farmer Mac considers cash on hand and highly liquid investment securities with maturities at the time of purchase of three months or less to be cash equivalents.

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

Farmer Mac is required to perform under its guarantee obligation when the underlying loans for the off-balance sheet Farmer Mac Guaranteed Securities do not make their scheduled installment payments. When a loan underlying a Farmer Mac Guaranteed Security (other than Farmer Mac Guaranteed Securities structured as real estate mortgage investment conduits under 26 U.S.C. §§ 860A-860G) becomes 90 days or more past due, Farmer Mac may, in its sole discretion, repurchase the loan from the trust and generally does repurchase such loans, thereby reducing the principal balance of the outstanding Farm & Ranch Guaranteed Security. When Farmer Mac purchases a delinquent loan underlying a Farmer Mac Guaranteed Security, Farmer Mac stops accruing the guarantee fee upon loan purchase.

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

Gains or losses arising from securitization are recorded as the difference between the transferred loans’ carrying values and the sum of (a) the initial fair value of the assets or liabilities received and (b) net cash proceeds. For the year ended December 31, 2021, Farmer Mac recorded $6.5 million in gains attributable to securitization activity. These gains were reported in “Gains on sale of mortgage loans” in the consolidated statements of operations. Farmer Mac recorded no gains attributable to securitization activity for both the years ended December 31, 2023 and 2022.

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

Farmer Mac maintains an allowance for credit losses to cover current expected credit losses as of the balance sheet date for on-balance sheet investment securities, loans held for investment, and Farmer Mac Guaranteed Securities (collectively referred to as "allowance for losses"). Farmer Mac also maintains a reserve for credit losses to cover current expected credit losses as of the balance sheet date for off-balance sheet loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (collectively referred to as "reserve for losses"). Both the allowance for losses and reserve for losses are based on historical information and reasonable and supportable forecasts.

Farmer Mac has never experienced a credit loss in its Rural Infrastructure Finance line of business. Farmer Mac measures its expected credit losses for the expected life of all financial instruments, including its Rural Infrastructure Finance loans. To estimate expected credit losses on these loans, Farmer Mac relies upon industry historical credit loss data from ratings agencies and publicly available information as disclosed in the securities filings of other major lenders who serve the utilities and renewable industries.

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

(i)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock unit awards. The following schedule reconciles basic and diluted EPS for the years ended December 31, 2023, 2022 and 2021:

Table 2.1

	For the Years Ended December 31,
	2023			2022			2021
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$172,838	10,829	$15.97	$150,979	10,791	$14.00	$111,412	10,758	$10.36
Effect of dilutive securities(1)
SARs and restricted stock units	—	108	(0.16)	—	92	(0.13)	—	88	(0.09)
Diluted EPS	$172,838	10,937	$15.81	$150,979	10,883	$13.87	$111,412	10,846	$10.27
(1)For years ended December 31, 2023, 2022 and 2021, SARs and restricted stock units of 32,683, 32,448, and 39,326 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the years ended December 31, 2023, 2022 and 2021, contingent shares of unvested restricted stock units of 30,648, 18,535, and 18,183 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

Farmer Mac recognized $6.8 million, $4.6 million, and $4.3 million of compensation expense related to SARs and non-vested restricted stock unit awards for 2023, 2022, and 2021, respectively.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the years ended December 31, 2023, 2022, and 2021.

Table 2.2

	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
Balance as of January 1, 2021	$(13,937)	$22,829	$(22,815)	(13,923)
Other comprehensive income before reclassifications	9,114	—	11,602	20,716
Amounts reclassified from AOCI	(2,109)	(6,676)	5,845	(2,940)
Net comprehensive income/(loss)	7,005	(6,676)	17,447	17,776
Balance as of December 31, 2021	$(6,932)	$16,153	$(5,368)	$3,853
Other comprehensive (loss)/income before reclassifications	(108,624)	—	54,688	(53,936)
Amounts reclassified from AOCI	(5)	204	(959)	(760)
Net comprehensive (loss)/income	(108,629)	204	53,729	(54,696)
Balance as of December 31, 2022	$(115,561)	$16,357	$48,361	$(50,843)
Other comprehensive income/(loss) before reclassifications	47,114	(25,199)	4,973	26,888
Amounts reclassified from AOCI	—	118	(16,308)	(16,190)
Net comprehensive income/(loss)	47,114	(25,081)	(11,335)	10,698
Balance as of December 31, 2023	$(68,447)	$(8,724)	$37,026	$(40,145)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the years ended December 31, 2023, 2022, and 2021:

Table 2.3

	For the Years Ended December 31,
	2023			2022			2021
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains/(losses) on available-for-sale securities	$59,640	$12,526	$47,114	$(137,500)	$(28,876)	$(108,624)	$11,537	$2,423	$9,114
Less reclassification adjustments included in:
Net interest income(1)	—	—	—	—	—	—	(2,333)	(490)	(1,843)
Gains on sale of available-for-sale investment securities(2)	—	—	—	—	—	—	(253)	(53)	(200)
Other income(2)	—	—	—	(6)	(1)	(5)	(84)	(18)	(66)
Total	$59,640	$12,526	$47,114	$(137,506)	$(28,877)	$(108,629)	$8,867	$1,862	$7,005
Held-to-maturity securities:
Change in fair value(3)	$(31,898)	$(6,699)	$(25,199)	$—	$—	$—	$—	$—	$—
Less reclassification adjustments included in:
Net interest income(4)	148	30	118	259	55	204	(8,451)	(1,775)	(6,676)
Total	$(31,750)	$(6,669)	$(25,081)	$259	$55	$204	$(8,451)	$(1,775)	$(6,676)
Cash flow hedges
Unrealized gains on cash flow hedges	$6,295	$1,322	$4,973	$69,225	$14,537	$54,688	$14,685	$3,083	$11,602
Less reclassification adjustments included in:
Net interest income(5)	(20,643)	(4,335)	(16,308)	(1,213)	(254)	(959)	7,399	1,554	5,845
Total	$(14,348)	$(3,013)	$(11,335)	$68,012	$14,283	$53,729	$22,084	$4,637	$17,447
Other comprehensive income/(loss)	$13,542	$2,844	$10,698	$(69,235)	$(14,539)	$(54,696)	$22,500	$4,724	$17,776
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

Recurring Fair Value Measurements and Classification

Available-for-Sale and Trading Investment Securities

The fair value of investments in U.S. Treasuries is based on unadjusted quoted prices for identical securities in active markets. Farmer Mac classifies these fair value measurements as "Level 1."

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

Farmer Mac's derivative portfolio consists primarily of interest rate swaps and forward sales contracts on the debt of other GSEs. Farmer Mac estimates the fair value of these financial instruments primarily based upon a third-party accounting and valuation system. The third-party accounting and valuation system determines the fair value of the interest rate swaps using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). Farmer Mac also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with Farmer Mac’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of December 31, 2023, Farmer Mac has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivative portfolio. As a result, Farmer Mac classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Farmer Mac also internally values its derivative portfolio using a discounted cash flow valuation technique and obtains counterparty valuations to corroborate management's estimate of fair value, which is based upon a third-party accounting and valuation system.

See Note 13 for more information about fair value measurement.

(o)Consolidation of Variable Interest Entities

Farmer Mac has interests in various entities that are considered to be VIEs. These interests include investments in securities issued by VIEs, such as Farmer Mac agricultural mortgage-backed securities created pursuant to Farmer Mac's securitization transactions and mortgage- and asset-backed trusts that Farmer Mac did not create. The consolidation model uses a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both: (1) has the power to direct matters which significantly impact the activities and success of the entity, and (2) has exposure to benefits and/or losses that could potentially be significant to the entity. The reporting enterprise that meets both these conditions is deemed the primary beneficiary of the VIE. Upon consolidation of a VIE, Farmer Mac accounts for the incremental assets and liabilities initially at their carrying amounts.

The VIEs in which Farmer Mac has a variable interest are limited to securitization trusts. Given the interests Farmer Mac holds, the major factor in determining if Farmer Mac is the primary beneficiary is whether Farmer Mac has the power to direct the activities of the trust that potentially have the most significant impact on the economic performance of the trust. Generally, the ability to make decisions regarding default mitigation is evidence of that power. Farmer Mac determined that it is the primary beneficiary for the securitization trusts related to most Agricultural Finance securitization transactions because of its rights as guarantor under both programs to control the default mitigation activities of the trusts. For certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac Guaranteed Securities, Farmer Mac determined that it was not the primary beneficiary since the power to make decisions regarding default mitigation was shared among unrelated parties. For these trusts, the shared power provisions are substantive with respect to decision-making power and relate to the same activity (i.e., default mitigation). For similar securitization transactions where the power to make decisions regarding default mitigation was shared with a related party, Farmer Mac determined that it was the primary beneficiary because the applicable accounting guidance does not permit parties within a related party group to conclude that the power is shared. In the event that a related party status changes, consolidation or deconsolidation of these securitization trusts could occur.

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

The following tables present, by segment, details about the consolidation of VIEs:

Table 2.4

	Consolidation of Variable Interest Entities
	As of December 31, 2023
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,432,261	$—	$1,432,261
Debt securities of consolidated trusts held by third parties (1)(2)	1,351,069	—	1,351,069
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	46,343	—	46,343
Maximum exposure to loss (3)	45,952	—	45,952
Investment securities:
Carrying value (4)	—	3,676,555	3,676,555
Maximum exposure to loss (3) (4)	—	3,862,006	3,862,006
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	452,602	—	452,602
(1)Includes borrower remittances of $6.0 million. The borrower remittances had not been passed through to third-party investors as of December 31, 2023.
(2)Includes $87.1 million in unamortized discount related to structured securitization transactions.
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

(p) Custodial Deposit Liability

Farmer Mac, as a servicer, collects cash from borrowers in advance of the borrower's contractual payment date. Farmer Mac's policy is to include the cash in the consolidated balance sheet as "Cash and cash equivalents" with an offsetting liability to "Accounts payable and accrued expenses" until the payment is contractually due, at which point the payment is applied to the loan. The net change in the amount of this custodial cash will also be disclosed in the consolidated statements of cash flows as "Custodial deposit liability."

(q) Business Segments

Farmer Mac's Chief Operating Decision Maker ("CODM") – its President and Chief Executive Officer – reviews financial information of seven operating segments, which are reportable segments. The CODM reviews the financial information of the seven segments to make decisions about allocating resources and to assess the financial performance of those segments. The seven reportable segments are: Farm & Ranch, Corporate AgFinance, Rural Utilities, Renewable Energy, Funding, Investments, and Corporate. The purpose of the alignment of the company's segments is for the CODM to review and analyze financial performance according to the type of customer and market rather than according to the type of product offerings. The financial information for the Funding and Investments segments allow the CODM to review the results of the company's Treasury activities. All operating expenses are managed at the enterprise level and are reported within the Corporate segment rather than allocated to any of the other segments.

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

Farmer Mac uses net effective spread to measure the net spread Farmer Mac earns between its interest earning assets and the related net funding costs of these assets. Net effective spread differs from net interest income and net interest yield because it excludes: (1) the amortization of premiums and discounts on assets consolidated at fair value that are amortized as adjustments to yield in interest income over the contractual or estimated remaining lives of the underlying assets; (2) interest income and interest expense related to consolidated trusts with beneficial interests owned by third parties (single-class), which are presented on Farmer Mac's consolidated balance sheets as "Loans held for investment in consolidated trusts, at amortized cost"; and (3) the fair value changes of financial derivatives and the corresponding assets or liabilities designated in a fair value hedge accounting relationship.

(r) New Accounting Standards

Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2020-04 and 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. They provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	January 1, 2020	During the second quarter 2023, Farmer Mac adopted optional expedients including those relating to qualifying hedging relationships and contract modification relief and, since September 30, 2023, has no further exposure to LIBOR. To date, these elections did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows. Farmer Mac does not expect to elect further expedients through the ending date of December 31, 2024.
ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	The amendments in this Update deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024.	December 21, 2022	Farmer Mac does not expect to elect further expedients through the ending date of December 31, 2024.
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
ASU 2022-01, Fair Value Hedging - Portfolio Layer Method
The Update introduces the portfolio layer method, which expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method (previously named, last-of-layer method). It also expands the scope of the portfolio layer method to include non-prepayable assets, specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio, and provides that an entity may reclassify HTM debt securities identified within 30 days of the date of adoption to AFS if the entity applies portfolio layer method hedging to those debt securities.
January 1, 2023
Farmer Mac adopted this guidance as of January 1, 2023. Farmer Mac does not currently hedge interest rate risk for single closed portfolios of financial assets, so adoption of this guidance had no effect on Farmer Mac's financial condition, results of operations, cash flows, or disclosures given current strategies.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements

Standard	Description	Effect on Consolidated Financial Statements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The amendments in this Update require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This Update also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this Update and existing disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively. Early adoption is permitted.

Farmer Mac is still assessing the effect on our annual consolidated financial statement disclosures, however, adoption will not have a material impact on Farmer Mac's financial position, results of operations, or cash flows.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The Update provides guidance on improvements to annual income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Additionally, public entities must provide a separate disclosure for any reconciling item that meets a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective basis. Early adoption is permitted.

Farmer Mac is still assessing the impact of the new accounting standard but does not expect that adoption of the new guidance will have a material impact on Farmer Mac's financial position, results of operations, or cash flows.

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

Zions Bancorporation, National Association:

Farmer Mac considers Zions Bancorporation, National Association and its affiliates ("Zions") a related party because Zions owns approximately 31.2% of Farmer Mac's Class A voting common stock. The following transactions occurred between Farmer Mac and Zions during 2023, 2022, and 2021:

Table 3.1

	For the Years Ended December 31,
	2023	2022	2021
	(in thousands)
Unpaid Principal Balance:
Purchases:
Loans	$160,079	$274,517	$214,319
USDA Securities	231	4,171	9,565
Sales of Farmer Mac Guaranteed Securities	—	99,643	—

The purchases of loans from Zions under the Agricultural Finance line of business represented approximately 9.5%, 12.9%, and 8.0% of Agricultural Finance mortgage loan purchases for the years ended December 31, 2023, 2022, and 2021, respectively, and 6.9%, 9.6% and 5.6%, respectively, of total Agricultural Finance mortgage loan business volume (excluding AgVantage and USDA Securities). The purchases of USDA Securities from Zions represented approximately 0.1%, 1.5%, and 2.1% of total purchases of USDA Securities for the years ended December 31, 2023, 2022, and 2021, respectively. Outstanding Agricultural Finance mortgage loans purchased and USDA Securities purchased from Zions represented 3.1% and 3.5%, respectively, of Farmer Mac's outstanding business volume (excluding loans serviced for others) as of December 31, 2023 and 2022.

Zions retained servicing fees of $11.2 million, $10.4 million, and $11.0 million in 2023, 2022, and 2021, respectively, for its work as a Farmer Mac servicer.

National Rural Utilities Cooperative Financial Corporation:

Farmer Mac considers the National Rural Utilities Cooperative Financial Corporation ("CFC") a related party because CFC owns approximately 7.91% of Farmer Mac's Class A voting common stock and because a member of Farmer Mac's board of directors had an affiliation with CFC through June 2021. The following transactions occurred between Farmer Mac and CFC during 2023, 2022, and 2021:

Table 3.2

Farmer Mac Loan Purchases and Guarantees
	For the Years Ended December 31,
	2023	2022	2021
	(in thousands)
Unpaid Principal Balance:
Loans	$298,254	$386,998	$127,117
LTSPCs	—	30,421	—
AgVantage Securities	1,450,000	670,000	1,450,000
Total purchases and guarantees	$1,748,254	$1,087,419	$1,577,117

The transactions with CFC represented 37.1% of Farmer Mac's loan purchase volume under the Rural Infrastructure Finance line of business for 2023, compared to 46.7% of Rural Infrastructure Finance loan purchase volume for 2022 and 36.9% for 2021. These transactions represented 33.8%, 13.4%, and 37.0% of AgVantage securities volume for 2023, 2022, and 2021, respectively, and represented 22.6%, 12.0%, and 18.4% of new business volume for 2023, 2022, and 2021, respectively. Of Farmer Mac's total outstanding business volume (excluding loans serviced for others) as of December 31, 2023 and 2022, Rural Utilities loans, loans under LTSPCs, and AgVantage securities issued by CFC represented 20.4% and 18.7%, respectively.

Farmer Mac had interest receivable of $27.0 million and $18.2 million as of December 31, 2023 and 2022, respectively, and earned interest income of $143.5 million, $79.4 million, and $50.0 million during 2023, 2022, and 2021, respectively, related to its AgVantage transactions with CFC.

As of both December 31, 2023 and 2022, Farmer Mac had $0.1 million of commitment fees receivable from CFC and earned commitment fees of $1.0 million, $1.1 million, and $1.2 million, respectively for 2023, 2022, and 2021.

CFC retained servicing fees of $3.7 million, $3.4 million, and $3.3 million in 2023, 2022, and 2021, respectively, for its work as a Farmer Mac central servicer.

CoBank:

Farmer Mac considers CoBank a related party because CoBank owns approximately 32.6% of Farmer Mac's Class B voting common stock.

Farmer Mac purchased $438.8 million, $376.0 million, and $207.5 million of loans and participations from CoBank, under the Rural Infrastructure Finance and Agricultural Finance lines of business in 2023, 2022, and 2021, respectively. Of Farmer Mac's total outstanding business volume as of December 31, 2023 and 2022, CoBank's loans, participations, and unfunded commitments represented 6.7% and 6.3%, respectively, of total outstanding volume (excluding loans serviced for others).

CoBank retained servicing fees of $3.6 million, $3.5 million, and $3.2 million in 2023, 2022, and 2021, respectively, for its work as a Farmer Mac central servicer.

AgFirst Farm Credit Bank:

Farmer Mac considers AgFirst Farm Credit Bank ("AgFirst") a related party because AgFirst owns approximately 16.8% of Farmer Mac's Class B voting common stock.

AgFirst entered into no Agricultural Finance LTSPC transactions in either 2023 or 2022, and entered into $11.0 million of Agricultural Finance LTSPC transactions in 2021. The aggregate balance of Agricultural Finance LTSPCs outstanding as of December 31, 2023 and 2022 was $447.3 million and $387.1 million, respectively. In 2023, 2022, and 2021, Farmer Mac received $1.4 million, $1.2 million, and $1.2 million, respectively, in commitment fees from AgFirst, and had $0.1 million of commitment fees receivable as of both December 31, 2023 and 2022.

AgFirst owns certain securities backed by rural housing loans. Farmer Mac guarantees the last ten percent of losses (based on the original principal balance at the time of pooling) from each loan in the pool backing those securities. As of December 31, 2023 and 2022, the outstanding balance of those securities owned by AgFirst was $1.8 million and $2.2 million, respectively. Farmer Mac received guarantee fees of $12,000, $15,000, and $19,000 in 2023, 2022, and 2021, respectively, on those securities.

Farm Credit Bank of Texas:

Farmer Mac considers Farm Credit Bank of Texas a related party because the bank owns approximately 7.7% of Farmer Mac's Class B voting common stock. Farmer Mac received from Farm Credit Bank of Texas commitment fees of $3.4 million, $2.9 million, and $1.9 million in 2023, 2022, and 2021, respectively. The aggregate amount of Agricultural Finance LTSPCs outstanding with Farm Credit Bank of Texas as of December 31, 2023 and 2022 was $923.9 million and $881.6 million, respectively. In each of 2023, 2022, and 2021, Farm Credit Bank of Texas retained $0.1 million in servicing fees for its work as a Farmer Mac central servicer.

4.INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of December 31, 2023 and 2022:

Table 4.1

	As of December 31, 2023
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(27)	$—	$(591)	$19,082
Floating rate Government/GSE guaranteed mortgage-backed securities	2,454,009	(1,138)	2,452,871	—	1,212	(29,649)	2,424,434
Fixed rate GSE guaranteed mortgage-backed securities	1,727,669	(46,788)	1,680,881	—	6,558	(117,824)	1,569,615
Floating rate U.S. Treasuries	50,000	(17)	49,983	—	—	(15)	49,968
Fixed rate U.S. Treasuries	869,585	(12,885)	856,700	—	2,074	(2,942)	855,832
Total available-for-sale	5,120,963	(60,828)	5,060,135	(27)	9,844	(151,021)	4,918,931
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	53,756	—	53,756	—	1,745	—	55,501
Total held-to-maturity	$53,756	$—	$53,756	$—	$1,745	$—	$55,501
(1)Amounts presented exclude $15.9 million of accrued interest receivable on investment securities as of December 31, 2023.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statement of operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 6.7% as of December 31, 2023.

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

Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, Farmer Mac received proceeds of $257.5 million, from the sale of securities from its available-for-sale investment portfolio, resulting in gains of $0.3 million.

As of December 31, 2023 and 2022, unrealized losses on available-for-sale investment securities were as follows:

Table 4.2

	As of December 31, 2023
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,082	$(591)
Floating rate Government/GSE guaranteed mortgage-backed securities	568,759	(4,395)	1,449,122	(25,254)
Fixed rate Government/GSE guaranteed mortgage-backed securities	384,305	(4,262)	905,759	(113,562)
Floating rate U.S. Treasuries	49,969	(15)	—	—
Fixed rate U.S. Treasuries	140,435	(606)	237,192	(2,336)
Total	$1,143,468	$(9,278)	$2,611,155	$(141,743)

Number of securities in loss position		91		162

	As of December 31, 2022
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,027	$(640)
Floating rate Government/GSE guaranteed mortgage-backed securities	1,884,146	(36,976)	193,964	(5,934)
Fixed rate Government/GSE guaranteed mortgage-backed securities	621,215	(56,434)	336,782	(74,403)
Fixed rate U.S. Treasuries	314,524	(2,842)	704,780	(17,303)
Total	$2,819,885	$(96,252)	$1,254,553	$(98,280)

Number of securities in loss position		174		51

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to December 31, 2023 and December 31, 2022, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both December 31, 2023 and 2022, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government, a U.S. government sponsored enterprise, or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of December 31, 2023 that is, on average, approximately 94.9% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity, changes in credit spread, and changes in levels of interest rates.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of December 31, 2023 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 4.3

	As of December 31, 2023
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$567,615	$565,976	1.75%
Due after one year through five years	1,191,428	1,173,923	4.25%
Due after five years through ten years	2,489,410	2,386,411	4.39%
Due after ten years	811,682	792,621	5.72%
Total	$5,060,135	$4,918,931	4.27%

5.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of December 31, 2023 and 2022:

Table 5.1

	As of December 31, 2023
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$4,206,324	$(29,622)	$4,176,702	$(209)	$4,676	$(39,451)	$4,141,718
Farmer Mac Guaranteed USDA Securities	36,543	33	36,576	—	107	(806)	35,877
Total Farmer Mac Guaranteed Securities	4,242,867	(29,589)	4,213,278	(209)	4,783	(40,257)	4,177,595
USDA Securities	2,331,093	23,078	2,354,171	—	417	(319,783)	2,034,805
Total held-to-maturity	$6,573,960	$(6,511)	$6,567,449	$(209)	$5,200	$(360,040)	$6,212,400
Available-for-sale:
AgVantage	$5,816,024	$—	$5,816,024	$(317)	$16,416	$(309,411)	$5,522,712
Farmer Mac Guaranteed Securities(3)	—	9,409	9,409	—	358	—	9,767
Total available-for-sale	$5,816,024	$9,409	$5,825,433	$(317)	$16,774	$(309,411)	$5,532,479
Trading:
USDA Securities(4)	$1,236	$64	$1,300	$—	$—	$(59)	$1,241
(1)Amounts presented exclude $47.2 million, $67.4 million, and $42,000 of accrued interest receivable on available-for-sale, held-to-maturity, and trading securities, respectively, as of December 31, 2023.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the statement of financial operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)Fair value includes $9.8 million of an interest-only security with a notional amount of $238.4 million.
(4)The trading USDA securities had a weighted average yield of 5.46% as of December 31, 2023.

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

As of December 31, 2023 and 2022, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 5.2

	As of December 31, 2023
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$2,070,770	$(6,705)	$725,347	$(32,746)
Farmer Mac Guaranteed USDA Securities	—	—	8,393	(806)
USDA Securities	—	—	2,023,801	(319,783)
Total held-to-maturity	$2,070,770	$(6,705)	$2,757,541	$(353,335)

Available-for-sale:
AgVantage	$508,182	$(5,716)	$4,043,431	$(303,695)
Farmer Mac Guaranteed Securities	—	—	—	—
Total available-for-sale	$508,182	$(5,716)	$4,043,431	$(303,695)

	As of December 31, 2022
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$548,634	$(11,455)	$382,358	$(42,643)
Farmer Mac Guaranteed USDA Securities	19,790	(856)	—	—
USDA Securities	2,086,108	(312,824)	—	—
Total held-to-maturity	$2,654,532	$(325,135)	$382,358	$(42,643)

Available-for-sale:
AgVantage	$4,642,096	$(267,886)	$1,548,551	$(143,123)
Farmer Mac Guaranteed Securities	7,847	(2,775)	—	—
Total available-for-sale	$4,649,943	$(270,661)	$1,548,551	$(143,123)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2023 and 2022, as applicable.

The credit exposure related to Farmer Mac's USDA Securities in the Agricultural Finance line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 68 and 95 available-for-sale securities as of December 31, 2023 and 2022, respectively. There were 53 and 37 held-to-maturity AgVantage securities with an unrealized loss as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, 62 and 13 available-for-sale AgVantage securities, respectively, had been in a loss position for more than 12 months. As of December 31, 2023 and 2022, there were 22 and 4 held-to-maturity AgVantage securities, respectively, in a loss position for more than 12 months.

During the three years ended December 31, 2023, 2022, and 2021 Farmer Mac had no sales of AgVantage Farmer Mac Guaranteed Securities, USDA Farmer Mac Guaranteed Securities or USDA Trading Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of December 31, 2023 are set forth below. The balances presented are based on their contractual maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 5.3

	As of December 31, 2023
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$643,100	$636,408	3.31%
Due after one year through five years	2,801,674	2,706,830	3.54%
Due after five years through ten years	1,425,000	1,343,146	3.75%
Due after ten years	955,659	846,095	3.55%
Total	$5,825,433	$5,532,479	3.56%
(1)Amounts presented exclude $47.2 million of accrued interest receivable.

	As of December 31, 2023
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,862,524	$1,860,072	5.69%
Due after one year through five years	1,755,763	1,716,466	4.62%
Due after five years through ten years	279,166	244,568	3.57%
Due after ten years	2,669,996	2,391,294	4.27%
Total	$6,567,449	$6,212,400	4.76%
(1)Amounts presented exclude $67.4 million of accrued interest receivable.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $16.4 million and $6.1 million of accrued interest receivable and $6.5 million and $3.6 million of accrued interest payable on uncleared swaps as of December 31, 2023 and 2022, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the consolidated balance sheets.
Table 6.1

	As of December 31, 2023
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$9,776,685	$2,350	$(20,390)	5.57%	2.94%		1.78
Pay fixed non-callable	9,174,253	7,767	(1,081)	2.50%	5.47%		9.57
Receive fixed callable	3,879,827	7,374	(95,984)	5.40%	3.40%		2.48
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	558,000	20,234	(43)	1.94%	5.82%		4.30
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	160,623	676	(29)	2.92%	5.64%		4.34
Receive fixed non-callable	1,358,396	263	(3)	5.44%	4.87%		0.64
Basis swaps	850,384	39	(746)	5.52%	5.48%		3.83
Treasury futures	21,300	11	(91)			112.51
Netting adjustments(1)		(1,236)	1,236
Total financial derivatives	$25,779,468	$37,478	$(117,131)
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

As of December 31, 2023, Farmer Mac expects to reclassify $13.6 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after December 31, 2023. During the years ended December 31, 2023, 2022, and 2021, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it was probable that the originally forecasted transactions would occur.

The following tables summarize the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the years ended December 31, 2023, 2022, and 2021:

Table 6.2

	For the Year Ended December 31, 2023
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$287,144	$590,250	$514,894	$(1,064,741)	$2,882	$330,429
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	35,377	146,027	64,648	(345,852)	—	(99,800)
Recognized on hedged items	33,488	183,396	63,133	(341,523)	—	(61,506)
Premium/discount amortization recognized on hedged items	1,860	—	—	(2,865)	—	(1,005)
Income/(expense) related to interest settlements on fair value hedging relationships	$70,725	$329,423	$127,781	$(690,240)	$—	$(162,311)

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(19,445)	$(91,151)	$(23,528)	$279,803	$—	$145,679
Recognized on hedged items	18,472	89,437	21,686	(280,668)	—	(151,073)
(Losses)/gains on fair value hedging relationships	$(973)	$(1,714)	$(1,842)	$(865)	$—	$(5,394)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$20,643	$—	$20,643
Recognized on hedged items	—	—	—	(31,610)	—	(31,610)
Discount amortization recognized on hedged items	—	—	—	(55)	—	(55)
Expense recognized on cash flow hedges	$—	$—	$—	$(11,022)	$—	$(11,022)

Gains on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$4,395	$4,395
Interest expense on interest rate swaps	—	—	—	—	(4,845)	(4,845)
Treasury futures	—	—	—	—	3,332	3,332
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$2,882	$2,882

	For the Year Ended December 31, 2022
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$82,659	$283,769	$350,420	$(445,908)	$22,631	$293,571
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	2,727	(19,486)	(501)	(61,941)	—	(79,201)
Recognized on hedged items	16,199	142,809	56,141	(132,406)	—	82,743
Discount amortization recognized on hedged items	(754)	—	—	(2,116)	—	(2,870)
Income/(expense) related to interest settlements on fair value hedging relationships	$18,172	$123,323	$55,640	$(196,463)	$—	$672

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$104,722	$553,530	$351,116	$(489,445)	$—	$519,923
Recognized on hedged items	(105,889)	(553,393)	(341,162)	486,323	—	(514,121)
(Losses)/gains on fair value hedging relationships	$(1,167)	$137	$9,954	$(3,122)	$—	$5,802

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$1,213	$—	$1,213
Recognized on hedged items	—	—	—	(12,847)	—	(12,847)
Discount amortization recognized on hedged items	—	—	—	(57)	—	(57)
Expense recognized on cash flow hedges	$—	$—	$—	$(11,691)	$—	$(11,691)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$13,012	$13,012
Interest expense on interest rate swaps	—	—	—	—	(7,619)	(7,619)
Treasury futures	—	—	—	—	17,238	17,238
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$22,631	$22,631

	For the Year Ended December 31, 2021
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$18,660	$164,723	$242,582	$(204,014)	$324	$222,275
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(1,002)	(85,302)	(27,167)	42,591	—	(70,880)
Recognized on hedged items	1,792	119,896	46,842	(51,484)	—	117,046
Discount amortization recognized on hedged items	—	—	—	(1,118)	—	(1,118)
Income/(expense) related to interest settlements on fair value hedging relationships	$790	$34,594	$19,675	$(10,011)	$—	$45,048

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$1,688	$178,252	$97,459	$(98,332)	$—	$179,067
Recognized on hedged items	(1,218)	(176,304)	(97,502)	95,617	—	(179,407)
Gains/(losses) on fair value hedging relationships	$470	$1,948	$(43)	$(2,715)	$—	$(340)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$(7,399)	$—	$(7,399)
Recognized on hedged items	—	—	—	(2,657)	—	(2,657)
Discount amortization recognized on hedged items	—	—	—	(37)	—	(37)
Expense recognized on cash flow hedges	$—	$—	$—	$(10,093)	$—	$(10,093)

Gains on financial derivatives not designated in hedge relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(2,144)	$(2,144)
Interest expense on interest rate swaps	—	—	—	—	3,259	3,259
Treasury futures	—	—	—	—	(791)	(791)
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$324	$324

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of December 31, 2023 and 2022:

Table 6.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(in thousands)
Investment securities, Available-for-Sale, at fair value	$1,251,386	$876,063	$(88,635)	$(107,107)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value	5,497,948	4,814,784	(257,436)	(346,873)
Loans held for investment, at amortized cost	1,699,361	1,623,301	(305,592)	(327,278)
Notes Payable(1)	(13,350,111)	(12,151,382)	250,418	531,086
(1)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of December 31, 2023 and 2022:

Table 6.4

	December 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Netting Adjustments	Financial instruments pledged	Cash Collateral(2)	Net Amount(3)
	(in thousands)
Assets:
Uncleared derivatives	$25,751	$—	$25,751	$(25,727)	$—	$—	$24
Cleared derivatives	10,388	(1,236)	9,152	—	—	—	9,152
Total	$36,139	$(1,236)	$34,903	$(25,727)	$—	$—	$9,176

Liabilities:
Uncleared derivatives	$(100,114)	$—	$(100,114)	$25,727	$—	$69,360	$(5,027)
Cleared derivatives	(1,236)	1,236	—	—	—	—	—
Total	$(101,350)	$1,236	$(100,114)	$25,727	$—	$69,360	$(5,027)
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Cash collateral excludes $15.2 million of collateral posted and $2.0 million of collateral received related to counterparties not subject to master netting agreements.
(3)Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. As of December 31, 2023, Farmer Mac had additional net exposure of $207.2 million due to instances where Farmer Mac's collateral to a counterparty exceeded the net derivative position.

	December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Netting Adjustments	Financial instruments pledged	Cash Collateral(2)	Net Amount(3)
	(in thousands)
Assets:
Uncleared derivatives	$27,132	$—	$27,132	$(27,132)	$—	$—	$—
Cleared derivatives	14,450	(5,212)	9,238	—	—	—	9,238
Total	$41,582	$(5,212)	$36,370	$(27,132)	$—	$—	$9,238

Liabilities:
Uncleared derivatives	$(149,864)	$—	$(149,864)	$27,132	$—	$121,065	$(1,667)
Cleared derivatives	(5,212)	5,212	—	—	—	—	—
Total	$(155,076)	$5,212	$(149,864)	$27,132	$—	$121,065	$(1,667)
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Cash collateral excludes $23.7 million of collateral posted related to counterparties not subject to master netting agreements.
(3)Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. As of December 31, 2022, Farmer Mac had additional net exposure of $204.0 million due to instances where Farmer Mac's collateral to a counterparty exceeded the net derivative position.

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of December 31, 2023 or 2022, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of December 31, 2023 and 2022, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $25.8 billion notional amount of interest rate swaps outstanding as of December 31, 2023, $20.5 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $23.9 billion notional amount of interest rate swaps outstanding as of December 31, 2022, $19.5 billion were cleared through the CME. During 2023 and throughout 2022, Farmer Mac continued the use of non-cleared basis swaps to prepare for the transition away from the use of LIBOR as a reference rate, which was completed as of the end of the second quarter of 2023.

7.NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac. Discount notes generally have original maturities of 1 year or less, whereas medium-term notes generally have maturities of 0.5 years to 25.0 years.

The following tables set forth information related to Farmer Mac's borrowings as of December 31, 2023 and 2022:

Table 7.1

	December 31, 2023
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,734,387	5.32%	$1,097,300	5.08%
Medium-term notes	384,970	5.07%	1,731,308	4.09%
Current portion of medium-term notes	5,967,811	2.90%
Total due within one year	$8,087,168	3.52%
Due after one year:
Medium-term notes due in:
Two years	$5,523,671	3.27%
Three years	3,825,702	2.27%
Four years	3,038,229	3.44%
Five years	2,623,202	4.37%
Thereafter	3,488,987	2.80%
Total due after one year	$18,499,791	3.16%
Total principal net of discounts	$26,586,959	3.27%
Hedging adjustments	(250,417)
Total	$26,336,542

	December 31, 2022
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$565,578	3.91%	$1,325,026	0.96%
Medium-term notes	2,547,733	3.54%	1,442,932	2.11%
Current portion of medium-term notes	4,920,864	1.49%
Total due within one year	$8,034,175	2.31%
Due after one year:
Medium-term notes due in:
Two years	$4,072,740	1.71%
Three years	3,506,480	2.10%
Four years	2,967,625	1.44%
Five years	2,361,197	3.12%
Thereafter	4,057,982	2.60%
Total due after one year	$16,966,024	2.15%
Total principal net of discounts	$25,000,199	2.20%
Hedging adjustments	(531,086)
Total	$24,469,113

The maximum amount of Farmer Mac's discount notes outstanding at any month end during the years ended December 31, 2023 and 2022 was $1.8 billion and $2.2 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2024 as of December 31, 2023:

Table 7.2

Debt Callable in 2024 as of December 31, 2023, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2025	$970,468	2.88%
2026	1,398,727	2.05%
2027	883,962	2.80%
2028	582,892	4.27%
Thereafter	1,805,423	2.54%
Total	$5,641,472	2.70%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of December 31, 2023, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2024	$10,125,494	3.95%
2025	4,568,438	2.79%
2026	3,622,798	2.07%
2027	2,747,407	3.20%
2028	2,380,412	4.24%
Thereafter	3,142,410	2.47%
Total principal net of discounts	$26,586,959	3.27%

During the years ended December 31, 2023 and 2022, Farmer Mac called $233.0 million and $26.0 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of December 31, 2023, Farmer Mac had not used this borrowing authority.

Gains on Repurchases of Outstanding Debt

No outstanding debt repurchases were made in the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, Farmer Mac repurchased $27.0 million and $23.0 million of outstanding debt at a gain of $0.2 million and $0.0 million, respectively.

8.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of both December 31, 2023 and 2022, Farmer Mac had no loans held for sale.

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. The segments are characterized by similarities in risk attributes and the manner in which Farmer Mac monitors and assesses credit risk.

The following table includes loans held for investment and displays the composition of the loan balances as of December 31, 2023 and 2022:

Table 8.1

	As of December 31, 2023			As of December 31, 2022
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$5,133,450	$1,432,261	$6,565,711	$5,150,750	$1,211,576	$6,362,326
Corporate AgFinance	1,259,723	—	1,259,723	1,166,253	—	1,166,253
Total Agricultural Finance loans	6,393,173	1,432,261	7,825,434	6,317,003	1,211,576	7,528,579
Rural Infrastructure Finance loans	3,534,763	—	3,534,763	3,021,266	—	3,021,266
Total unpaid principal balance(1)	9,927,936	1,432,261	11,360,197	9,338,269	1,211,576	10,549,845
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(304,817)	—	(304,817)	(329,290)	—	(329,290)
Total loans	9,623,119	1,432,261	11,055,380	9,008,979	1,211,576	10,220,555
Allowance for losses	(15,588)	(443)	(16,031)	(14,629)	(460)	(15,089)
Total loans, net of allowance	$9,607,531	$1,431,818	$11,039,349	$8,994,350	$1,211,116	$10,205,466
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of December 31, 2023 and 2022:

Table 8.2

	December 31, 2023	December 31, 2022
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$3,936	$4,044
Corporate AgFinance	2,948	2,731
Total Agricultural Finance Loans	6,884	6,775
Rural Infrastructure Finance loans	9,147	8,314
Total	$16,031	$15,089

The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2023:

Table 8.3

	Agricultural Finance loans			Rural Infrastructure Finance loans(3)
	Farm & Ranch(1)	Corporate AgFinance(2)	Total
	(in thousands)
Balance as of December 31, 2020	$3,404	$341	$3,745	$10,087
(Release of)/provision for losses	(1,576)	219	(1,357)	512
Recovery	1,054	—	1,054	—
Balance as of December 31, 2021	$2,882	$560	$3,442	$10,599
Provision for/(release of) losses	1,246	2,171	3,417	(2,285)
Charge-offs	(84)	—	(84)	—
Balance as of December 31, 2022	$4,044	$2,731	$6,775	$8,314
(Release of)/provision for losses	(108)	217	109	833
Charge-offs	—	—	—	—
Balance as of December 31, 2023	$3,936	$2,948	$6,884	$9,147
(1)As of December 31, 2023 and 2022, the allowance for losses for Agricultural Finance Farm & Ranch loans includes $1.0 million and $1.9 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(2)As of December 31, 2023 and 2022, the allowance for losses for Agricultural Finance Corporate AgFinance loans includes $0.0 million and $2.4 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(3)As of December 31, 2023 and 2022, the allowance for losses for Rural Infrastructure Finance loans includes no allowance for collateral dependent assets.

The $0.8 million net provision to the allowance for the Rural Infrastructure Finance portfolio during the year ended December 31, 2023 was primarily attributable to a single telecommunications loan that was downgraded to substandard during the year. The $0.1 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the year ended December 31, 2023 was primarily attributable to increased loan volume.

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

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of December 31, 2023 and 2022:

Table 8.4

	As of December 31, 2023
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$6,470,205	$15,326	$3,953	$10,991	$30,270	$65,236	$6,565,711
Corporate AgFinance	1,259,723	—	—	—	—	—	1,259,723
Total Agricultural Finance loans	7,729,928	15,326	3,953	10,991	30,270	65,236	7,825,434
Rural Infrastructure Finance loans	3,534,763	—	—	—	—	—	3,534,763
Total	$11,264,691	$15,326	$3,953	$10,991	$30,270	$65,236	$11,360,197
(1)Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.
(2)Includes loans in consolidated trusts with beneficial interests owned by third parties (single-class) that are 90 days or more past due.
(3)Includes loans that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.
(4)Includes $25.7 million of nonaccrual loans for which there was no associated allowance. During the year ended December 31, 2023, Farmer Mac received $2.6 million in interest on nonaccrual loans.

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
(2)Includes loans in consolidated trusts with beneficial interests owned (single-class) by third parties that are 90 days or more past due.
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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Rural Infrastructure Finance loans held as of December 31, 2023 and 2022, by year of origination:

Table 8.5

	As of December 31, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$530,956	$1,137,226	$1,653,780	$1,120,917	$323,922	$1,068,862	$385,766	$6,221,429
Special mention(2)	70,524	46,529	27,957	11,591	4,782	21,257	8,777	191,417
Substandard(3)	3,357	23,987	10,164	17,395	28,942	58,606	10,414	152,865
Total	$604,837	$1,207,742	$1,691,901	$1,149,903	$357,646	$1,148,725	$404,957	$6,565,711

For the Year Ended December 31, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of December 31, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$207,279	$97,922	$261,992	$123,158	$99,352	$112,947	$254,325	$1,156,975
Special mention(2)	—	14,522	15,408	50,822	20,333	—	1,663	102,748
Substandard(3)	—	—	—	—	—	—	—	—
Total	$207,279	$112,444	$277,400	$173,980	$119,685	$112,947	$255,988	$1,259,723

For the Year Ended December 31, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of December 31, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$618,946	$681,272	$187,746	$593,841	$701,937	$611,548	$100,223	$3,495,513
Special mention(2)	—	9,850	—	—	—	—	—	9,850
Substandard(3)	—	29,400	—	—	—	—	—	29,400
Total	$618,946	$720,522	$187,746	$593,841	$701,937	$611,548	$100,223	$3,534,763

For the Year Ended December 31, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

For the Year Ended December 31, 2022:
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

For the Year Ended December 31, 2022:
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

For the Year Ended December 31, 2022:
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

During 2023, 2022, and 2021, Farmer Mac paid a quarterly dividend of $1.10, $0.95, and $0.88 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on its common stock could be restricted if it fails to comply with applicable capital requirements.

Except for the period from March 16, 2020 to March 10, 2021, Farmer Mac has had a common stock repurchase program in place since third quarter 2015. On March 10, 2021, Farmer Mac's board of directors reinstated the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to March 2023. Farmer Mac did not repurchase any shares of its Class C non-voting common stock during that two-year period. In March 2023, Farmer Mac's board of directors renewed the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to March 2025. Farmer Mac did not repurchase any shares of its Class C non-voting common stock during 2023. As of December 31, 2023, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

Preferred Stock

The following table presents the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock, and the Series G Preferred Stock (collectively referred to as the "Outstanding Preferred Stock") as of December 31, 2023:

Table 9.1

Name	Issuance Date	Issuance Cost	Shares Issued	Annual Dividend Rate(2)	Liquidation Value Per Share	First Possible Redemption Date(3)
Series C(1)	June 20, 2014	$1,618,583	3,000,000	6.000%	$25.00	July 18, 2024
Series D	May 13, 2019	$3,340,456	4,000,000	5.700%	$25.00	July 17, 2024
Series E	May 20, 2020	$2,496,750	3,180,000	5.750%	$25.00	July 17, 2025
Series F	August 20, 2020	$3,839,902	4,800,000	5.250%	$25.00	October 17, 2025
Series G	May 27, 2021	$3,661,677	5,000,000	4.875%	$25.00	July 17, 2026
(1)The Series C Preferred Stock pays an annual dividend rate of 6.00% from the date of issuance to and including the quarterly payment date occurring on July 17, 2024, and thereafter, at a floating rate equal to three-month LIBOR plus 3.26%, which Farmer Mac expects will be converted to the Term Loan Secured Overnight Financing Rate published by CME Group Benchmark Administration, Ltd., plus a spread adjustment based on the tenor of the securities, if not redeemed prior to that payment date.
(2)Dividends on all series of Outstanding Preferred Stock are non-cumulative, which means that if Farmer Mac's board of directors has not declared a dividend before the applicable dividend payment date for any dividend period, such dividend will not be paid or cumulate, and Farmer Mac will have no obligation to pay dividends for such dividend period, whether or not dividends on any series of Outstanding Preferred Stock are declared for any future dividend period.
(3)Farmer Mac has the right but not the obligation to redeem.

The following tables present the quarterly dividends paid by Farmer Mac on its outstanding preferred during 2023, 2022, and 2021:

Table 9.2

	2023
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

Equity-Based Incentive Compensation Plans

Farmer Mac's Amended and Restated 2008 Omnibus Incentive Compensation Plan authorizes the grant of restricted stock units and SARs, among other alternative forms of equity-based compensation, to Farmer Mac's directors, officers, and employees. SARs awarded to officers and employees vest annually in thirds. Farmer Mac has not granted SARs to directors since 2008. If not exercised or cancelled earlier due to the termination of employment, SARs granted to officers or employees expire after 10 years from the grant date. For all SARs granted, the exercise price is equal to the closing price of Farmer Mac's Class C non-voting common stock on the date of grant. SARs granted during 2023, 2022, and 2021 have a weighted average exercise price per share of $135.12, $120.38 and $88.68, respectively. During 2023, 2022, and 2021, restricted stock unit awards were granted to employees, officers, and directors with vesting periods of one to three years.

The following tables summarize SARs and non-vested restricted stock unit activity for the years ended December 31, 2023, 2022, and 2021:

Table 9.3

	For the Years Ended December 31,
	2023		2022		2021
	SARs	Weighted- Average Exercise Price	SARs	Weighted- Average Exercise Price	SARs	Weighted- Average Exercise Price
Outstanding, beginning of year	132,163	$75.82	130,409	$66.10	116,417	$57.16
Granted	16,761	135.12	18,432	120.38	28,575	88.68
Exercised	(22,972)	56.82	(16,678)	49.04	(14,583)	38.99
Canceled	—	—	—	—	—	—
Outstanding, end of year	125,952	87.18	132,163	75.82	130,409	66.10
Exercisable at end of year	87,378	73.15	83,054	63.12	72,106	52.85

	For the Years Ended December 31,
	2023		2022		2021
	Non-vested Restricted Stock Units	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock Units	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	100,025	$91.84	103,891	$78.55	83,956	$71.76
Granted	59,745	135.56	38,668	120.14	53,358	88.92
Canceled	(62)	88.68	(2,711)	97.44	(1,184)	79.82
Vested and issued	(45,355)	78.12	(39,823)	84.25	(32,239)	77.98
Outstanding, end of year	114,353	120.13	100,025	91.84	103,891	78.55

The cancellations of SARs and non-vested restricted stock units during 2023, 2022, and 2021 were due to unvested awards terminating in accordance with the provisions of the applicable equity compensation plans or award agreements upon directors' or employees' departures from Farmer Mac.

Cash is not received from exercises of SARs or the vesting and issuance of restricted stock units. During 2023, 2022, and 2021, the reduction of income taxes payable as a result of the deduction for the exercise of SARs and the vesting of restricted stock units was $1.7 million, $1.2 million, and $0.9 million, respectively.

During 2023, 2022, and 2021, Farmer Mac recorded a net decrease to additional paid-in capital of $3.1 million, $1.9 million, and $1.3 million, respectively, related to stock-based compensation awards.

As of December 31, 2023, Farmer Mac had no stock options outstanding. The following tables summarize information about SARs and non-vested restricted stock units outstanding as of December 31, 2023:

Table 9.4

SARs:
	Outstanding		Exercisable		Vested or Expected to Vest
Range of Exercise Prices	SARs	Weighted- Average Remaining Contractual Life	SARs	Weighted- Average Remaining Contractual Life	SARs	Weighted- Average Remaining Contractual Life
$25.00 - $39.99	18,735	1.6 years	18,735	1.6 years	18,735	1.6 years
40.00 - 54.99	—	0.0 years	—	0.0 years	—	0.0 years
55.00 - 69.99	3,381	3.3 years	3,381	3.3 years	3,381	3.3 years
70.00 - 84.99	39,642	5.8 years	39,642	5.8 years	39,642	5.8 years
85.00 - 99.99	29,001	6.6 years	19,476	6.3 years	29,001	6.6 years
100.00 - 114.99	—	0.0 years	—	0.0 years	—	0.0 years
115.00 - 129.99	18,432	8.2 years	6,144	8.2 years	18,432	8.2 years
130.00 - 144.99	16,761	9.3 years	—	0.0 years	16,761	9.3 years
	125,952		87,378		125,952

Non-vested Restricted Stock Units:
	Outstanding		Expected to Vest
Weighted- Average Grant-Date Fair Value	Non-vested Restricted Stock Units	Weighted-Average Remaining Contractual Life	Non-vested Restricted Stock Units	Weighted-Average Remaining Contractual Life
$80.00 - $94.99	30,182	0.3 years	30,450	0.1 years
95.00 - 109.99	219	0.3 years	219	0.3 years
110.00 - 124.99	24,779	1.3 years	24,779	1.3 years
125.00 - 139.99	56,194	2.3 years	56,194	2.3 years
140.00 - 154.99	2,979	2.3 years	2,979	2.3 years
	114,353		114,621

As of December 31, 2023 and 2022, the intrinsic value of SARs, and non-vested restricted stock units outstanding, exercisable, and vested or expected to vest was $35.0 million and $16.3 million, respectively. During 2023, 2022, and 2021, the total intrinsic value of SARs exercised was $2.4 million, $1.1 million, and $0.9 million, respectively. As of December 31, 2023, there was $7.7 million of total unrecognized compensation cost related to non-vested SARs and restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.

The weighted-average grant date fair values of SARs and restricted stock unit awards granted in 2023, 2022, and 2021 were $114.68, $91.94, and $65.48 per share, respectively. Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation expense of $6.8 million, $4.6 million, and $4.3 million during 2023, 2022, and 2021, respectively.

The fair value of SARs was estimated using the Black-Scholes option pricing model based on the following assumptions:

Table 9.5

	For the Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.1%	1.9%	0.9%
Expected years until exercise	6 years	6 years	6 years
Expected stock volatility	36.6%	37.4%	39.1%
Dividend yield	3.3%	3.2%	4.0%

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

Because stock will be issued upon the vesting of restricted stock units regardless of the stock price, expected stock volatility is not considered in determining grant date fair value. Restricted stock unit awards also accrue dividends which are paid at vesting. The weighted-average grant date fair value of the restricted stock units awarded in 2023, 2022, and 2021 was $135.56, $120.14, and $88.92 per unit, respectively, which is based on the closing price of Farmer Mac's Class C non-voting stock on the date granted.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both December 31, 2023 and 2022, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of December 31, 2023, Farmer Mac's minimum capital requirement was $862.6 million and its core capital level was $1.5 billion, which was $589.4 million above the minimum capital requirement as of that date. As of December 31, 2022, Farmer Mac's minimum capital requirement was $805.9 million and its core capital level was $1.3 billion, which was $516.9 million above the minimum capital requirement as of that date.

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

10.INCOME TAXES

Farmer Mac is subject to federal corporate income taxes but is exempt from state and local corporate income taxes. The components of the federal corporate income tax expense for the years ended December 31, 2023, 2022, and 2021 were as follows:

Table 10.1

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current income tax expense	$46,712	$35,609	$38,645
Deferred income tax expense	6,386	11,926	(2,273)
Income tax expense	$53,098	$47,535	$36,372

A reconciliation of income tax at the statutory federal corporate income tax rate to the income tax expense for the years ended December 31, 2023, 2022, and 2021 is as follows:

Table 10.2

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Tax expense at statutory rate	$53,151	$47,393	$36,217
Excess tax benefits related to stock-based awards	(924)	(401)	(300)
Other	871	543	455
Income tax expense	$53,098	$47,535	$36,372
Statutory tax rate	21.0%	21.0%	21.0%

The components of the deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

Table 10.3

	As of December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Basis difference related to hedge items	$84,922	$53,360
Unrealized losses on available-for-sale securities	20,514	26,371
Allowance for losses	3,842	3,603
Compensation and Benefits	2,127	1,639
Stock-based compensation	2,481	1,755
Capital loss carryforwards	35	32
Valuation allowance	(35)	(32)
Other	2,051	1,444
Total deferred tax assets	$115,937	$88,172
Deferred tax liability:
Basis differences related to financial derivatives	$80,887	$49,526
Unrealized gains on cash flow hedges	9,843	12,855
Basis difference related to structured securitizations	16,647	7,782
Other	90	5
Total deferred tax liability	$107,467	$70,168
Net deferred tax asset	$8,470	$18,004

After the evaluation of both positive and negative objective evidence regarding the likelihood that its deferred tax assets will be realized, Farmer Mac established a valuation allowance of $35,000 and $32,000, as of December 31, 2023 and 2022, respectively, which was attributable to capital loss carryforwards on investment securities. Farmer Mac did not establish a valuation allowance for the remainder of its deferred tax assets because it believes it is more likely than not that those deferred tax assets will be realized. As of December 31, 2023, no capital loss carryforwards expired. As of December 31, 2023, the amount of capital loss carryforwards was $0.2 million. These capital loss carryforwards will expire beginning in 2024.

As of December 31, 2023 and 2022, Farmer Mac did not identify any uncertain tax positions.

Farmer Mac did not have any unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021.

Tax years 2020 through 2023 remain subject to examination.

11.EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees. Farmer Mac contributed 13.2% of the lesser of an employee's gross salary and the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA") ($330,000 for 2023, $305,000 for 2022, and $290,000 for 2021), plus 5.7% of the difference between: (1) the lesser of the gross salary and the amount established under EGTRRA and (2) the Social Security Taxable Wage Base. Employees are fully vested after having been employed for approximately 3 years. Expenses for this plan for the years ended December 31, 2023, 2022, and 2021 were $3.6 million, $3.1 million, and $2.7 million, respectively.

Farmer Mac established a Nonqualified Deferred Compensation Plan ("NQDC Plan") for its executive officers effective May 1, 2017. Under the NQDC Plan, Farmer Mac credits the account of each participant each calendar year with an amount equal to 18.9% of the difference between: (1) the amount established under EGTRRA and (2) a participant’s gross annual base salary, which for purposes of calculating employer credits under the NQDC Plan is capped at $750,000 for all other participants. This fixed contribution percentage is the same formula used for determining employer contributions to Farmer Mac’s defined contribution retirement plan based on an employee’s gross annual base salary that is above the amount established under EGTRRA for that year. Expenses for the NQDC Plan were $0.1 million, $0.2 million, and $0.2 million, respectively, for the years ended December 31, 2023, 2022, and 2021.

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

The contractual terms of Farmer Mac's off-balance sheet guarantees and LTSPCs range from less than 1 year to 30 years. However, the actual term of each guarantee or LTSPC may be significantly less than the contractual term based on the prepayment characteristics of the related loans. Farmer Mac's maximum potential exposure under these off-balance sheet guarantees and LTSPCs is the unpaid principal balance of the underlying loans. Farmer Mac's maximum potential exposure was $4.1 billion and $3.9 billion as of December 31, 2023 and 2022, respectively. The maximum exposure from these guarantees and LTSPCs is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience. In the event Farmer Mac was required to make payments under its guarantees or LTSPCs, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral. For information on Farmer Mac's methodology for determining the reserve for losses for its financial guarantees, see Note 2(h). The following table presents changes in Farmer Mac's guarantee and commitment obligations in the consolidated balance sheets for the years ended December 31, 2023, 2022, and 2021:

Table 12.1

	For the Years Ended December 31,
	2023	2022	2021
	(in thousands)
Beginning balance, January 1	$46,582	$43,926	$35,535
Additions to the guarantee and commitment obligation(1)	5,312	8,569	15,648
Amortization of the guarantee and commitment obligation	(4,331)	(5,913)	(7,257)
Ending balance, December 31	$47,563	$46,582	$43,926
(1)Represents the fair value of the guarantee and commitment obligation at inception.

Off-Balance Sheet Farmer Mac Guaranteed Securities

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2023 and 2022, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 12.2

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31, 2023	As of December 31, 2022
	(in thousands)
Agricultural Finance
Farmer Mac Guaranteed Securities	$452,602	$500,953
Rural Infrastructure Finance
Farmer Mac Guaranteed Securities	—	1,169
Total off-balance sheet Farmer Mac Guaranteed Securities	$452,602	$502,122

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.

The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 12.3

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Proceeds from new securitizations	$222,188	$357,841	$291,393
Guarantee fees received	1,620	1,852	1,029

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the consolidated balance sheets. The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 12.4

	As of December 31, 2023	As of December 31, 2022
(dollars in thousands)
Guarantee and commitment obligation	$5,969	$6,461
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	21.9 years	21.4 years
AgVantage Securities	0.0 years	2.0 years

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

Table 12.5

	As of December 31, 2023	As of December 31, 2022
	(dollars in thousands)
Guarantee and commitment obligation(1)	$41,594	$40,121
Maximum principal amount	3,680,333	3,423,155
Weighted-average remaining maturity	14.5 years	15.3 years
(1) Relates to LTSPCs issued or modified on or after January 1, 2003.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment. As of December 31, 2023 and 2022, commitments to purchase Agricultural Finance loans and USDA Guarantees totaled $31.0 million and $9.9 million, respectively, all of which were mandatory commitments. Farmer Mac also has unfunded commitments and letters of credit under which Farmer Mac earns a nominal fee for the obligation to provide funding at a future date. As of December 31, 2023 and 2022, Farmer Mac had $261.2 million and $130.2 million of these unfunded commitments and letters of credit under the Agricultural Finance and Rural Infrastructure lines of business. Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be canceled by Farmer Mac without penalty.

Reserve for Losses - LTSPCs and Farmer Mac Guaranteed Securities

The following table is a summary, by asset type, of the reserve for losses as of December 31, 2023 and 2022:

Table 12.6

	December 31, 2023	December 31, 2022
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance	$1,471	$819
Rural Infrastructure Finance	240	614
Total	$1,711	$1,433

The following is a summary of the changes in the reserve for losses for the three-year period ended December 31, 2023:

Table 12.7

	Agricultural Finance loans	Rural Infrastructure Finance loans
	Reserve for Losses	Reserve for Losses
	(in thousands)
Balance as of December 31, 2020(1)	$2,097	$1,180
Release of losses	(1,029)	(298)
Balance as of December 31, 2021	$1,068	$882
Release of losses	(249)	(268)
Balance as of December 31, 2022	$819	$614
Release of losses	652	(374)
Balance as of December 31, 2023	$1,471	$240
(1) Reserve for losses reflects the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020.

The provision for the reserve for losses in the Agricultural Finance LTSPC portfolio recorded during the year ended December 31, 2023 was primarily due to an updated estimate of expected losses based on additional available industry data. The release from the reserve for losses in the Rural Infrastructure Finance LTSPC portfolio recorded during the year ended December 31, 2023 was primarily due to an updated estimate of expected losses based on additional available loss-given-default industry data.

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

The following table presents the unpaid principal balances by delinquency status of Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of December 31, 2023 and 2022:

Table 12.8

	As of December 31, 2023
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:	$3,390,918	$2,776	$2,366	$1,784	$6,926	$3,397,844
Rural Infrastructure Finance:	535,013	—	—	—	—	535,013
Total	$3,925,931	$2,776	$2,366	$1,784	$6,926	$3,932,857
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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of December 31, 2023 and 2022, by year of origination:

Table 12.9

	As of December 31, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance:
Internally Assigned Risk Rating:
Acceptable	$169,429	$246,441	$515,396	$534,395	$264,815	$1,185,811	$391,335	$3,307,622
Special mention(1)	—	71	2,466	872	531	44,631	8,565	57,136
Substandard(2)	—	—	—	131	1,536	26,328	5,091	33,086
Total	$169,429	$246,512	$517,862	$535,398	$266,882	$1,256,770	$404,991	$3,397,844

For the Year Ended December 31, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$419,190	$115,823	$535,013
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$419,190	$115,823	$535,013

For the Year Ended December 31, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

For the Year Ended December 31, 2022:
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

For the Year Ended December 31, 2022:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

13.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 13.1

Assets and Liabilities Measured at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,082	$19,082
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,424,434	—	2,424,434
Fixed rate GSE guaranteed mortgage-backed securities	—	1,569,615	—	1,569,615
Floating rate U.S. Treasuries	49,968	—	—	49,968
Fixed rate U.S. Treasuries	855,832	—	—	855,832
Total Available-for-sale Investment Securities	905,800	3,994,049	19,082	4,918,931
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,522,712	5,522,712
Farmer Mac Guaranteed Securities	—	—	9,767	9,767
Total Farmer Mac Guaranteed Securities	—	—	5,532,479	5,532,479
USDA Securities:
Trading	—	—	1,241	1,241
Total USDA Securities	—	—	1,241	1,241
Financial derivatives	11	37,467	—	37,478
Guarantee Asset	—	—	5,831	5,831
Total Assets at fair value	$905,811	$4,031,516	$5,558,633	$10,495,960
Liabilities:
Financial derivatives	$91	$117,040	$—	$117,131
Total Liabilities at fair value	$91	$117,040	$—	$117,131
(1) Level 3 assets represent 19% of total assets and 52% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2023 or 2022.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the years ended December 31, 2023 and 2022, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the years ended December 31, 2023, 2022, and 2021.

Table 13.2

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2023
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains included in Other Comprehensive Income	Transfers Out(1)	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,027	$—	$—	$6	$—	$49	$—	$19,082
Total available-for-sale	19,027	—	—	6	—	49	—	19,082
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	7,599,379	2,084,650	(1,561,507)	230	89,629	(5,573)	(2,684,096)	5,522,712
Farmer Mac Guaranteed Securities	7,847	—	(1,213)	—	—	3,133	—	9,767
Total available-for-sale	7,607,226	2,084,650	(1,562,720)	230	89,629	(2,440)	(2,684,096)	5,532,479
USDA Securities:
Trading	1,767	—	(550)	—	24	—	—	1,241
Total USDA Securities	1,767	—	(550)	—	24	—	—	1,241
Guarantee and commitment obligations:
Guarantee Asset	4,467	—	(590)	—	1,954	—	—	5,831
Total Guarantee and commitment obligations	4,467	—	(590)	—	1,954	—	—	5,831
Total Assets at fair value	$7,632,487	$2,084,650	$(1,563,860)	$236	$91,607	$(2,391)	$(2,684,096)	$5,558,633
(1) Includes $2.7 billion of AgVantage Securities transferred from available-for-sale to held-to-maturity on July 1, 2023.

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2022
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized losses included in Income	Unrealized losses included in Other Comprehensive Income	Ending Balance
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

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of December 31, 2023 and 2022:

Table 13.3

	As of December 31, 2023
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,082	Indicative bids	Range of broker quotes	97.0% - 97.0% (97.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,522,712	Discounted cash flow	Discount rate	4.7% - 5.4% (5.0%)
Farmer Mac Guaranteed Securities	$9,767	Discounted cash flow	Discount rate	8.3%
			CPR	3%

USDA Securities	$1,241	Discounted cash flow	Discount rate	5.4% - 5.4% (5.4%)
			CPR	12% - 12% (12%)

Guarantee Asset	$5,831	Discounted cash flow	Discount rate	8.3%
			CPR	3%

	As of December 31, 2022
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,027	Indicative bids	Range of broker quotes	96.8% - 96.8% (96.8%)
Farmer Mac Guaranteed Securities:
AgVantage	$7,599,379	Discounted cash flow	Discount rate	4.7% - 6.1% (5.1%)
Farmer Mac Guaranteed Securities	$7,847	Discounted cash flow	Discount rate	4.8% - 5.3% (5.1%)
			CPR	8%

USDA Securities	$1,767	Discounted cash flow	Discount rate	5.1% - 5.7% (5.3%)
			CPR	19% - 27% (25%)

Guarantee Asset	$4,467	Discounted cash flow	Discount rate	5.4% - 5.9% (5.7%)
			CPR	8%

The significant unobservable input used in the fair value measurements of AgVantage Farmer Mac Guaranteed Securities is the discount rate commensurate with the risks involved. Typically, significant increases (decreases) in this input in isolation may result in materially lower (higher) fair value measurements. Generally, in a rising interest rate environment, Farmer Mac would expect average discount rates to increase. Conversely, in a declining interest rate environment, Farmer Mac would expect average discount rates to decrease. CPR are not presented in the table above for AgVantage securities because they generally have fixed maturity dates when the secured general obligations are due and do not prepay.

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of December 31, 2023 and 2022:

Table 13.4

	As of December 31, 2023		As of December 31, 2022
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$888,707	$888,707	$861,002	$861,002
Investment securities	4,981,249	4,979,504	4,630,701	4,628,268
Farmer Mac Guaranteed Securities	9,710,074	9,745,548	8,573,781	8,628,380
USDA Securities	2,036,046	2,355,412	2,099,445	2,411,601
Loans	10,426,021	11,039,349	9,666,710	10,205,466
Financial derivatives	37,478	37,478	37,409	37,409
Guarantee and commitment fees receivable	58,465	49,832	50,653	47,151
Financial liabilities:
Notes payable	25,670,971	26,336,542	23,591,330	24,469,113
Debt securities of consolidated trusts held by third parties	1,268,563	1,351,069	1,106,837	1,181,948
Financial derivatives	117,131	117,131	175,326	175,326
Guarantee and commitment obligations	56,195	47,563	50,083	46,582

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

The following tables present core earnings for Farmer Mac's segments and a reconciliation to consolidated net income for the years ended December 31, 2023, 2022, and 2021.

Table 14.1

Core Earnings by Business Segment
For the Year Ended December 31, 2023
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$137,079	$31,224	$25,187	$4,648	$128,415	$994	$—	$—		$327,547
Less: reconciling adjustments(1)(2)(3)	(4,179)	—	(168)	—	3,594	186	—	567		—
Net effective spread	132,900	31,224	25,019	4,648	132,009	1,180	—	567		—
Guarantee and commitment fees	17,415	283	1,133	97	—	—	—	(2,216)		16,712
Other income/(expense)(3)	2,952	35	—	—	3	29	280	3,778		7,077
Total revenues	153,267	31,542	26,152	4,745	132,012	1,209	280	2,129		351,336

Release of/(provision for) losses	145	(207)	(581)	(219)	—	4	—	—		(858)

(Provision for)/release of reserve for losses	(652)	—	374	—	—	—	—	—		(278)
Operating expenses	—	—	—	—	—	—	(97,099)	—		(97,099)
Total non-interest expense	(652)	—	374	—	—	—	(97,099)	—		(97,377)
Core earnings before income taxes	152,760	31,335	25,945	4,526	132,012	1,213	(96,819)	2,129	(4)	253,101
Income tax (expense)/benefit	(32,079)	(6,581)	(5,449)	(951)	(27,721)	(255)	20,385	(447)		(53,098)
Core earnings before preferred stock dividends	120,681	24,754	20,496	3,575	104,291	958	(76,434)	1,682	(4)	200,003
Preferred stock dividends	—	—	—	—	—	—	(27,165)	—		(27,165)
Segment core earnings/(losses)	$120,681	$24,754	$20,496	$3,575	$104,291	$958	$(103,599)	$1,682	(4)	$172,838

Total Assets	$15,052,606	$1,566,906	$7,002,620	$443,772	$—	$5,342,089	$116,389	$—		$29,524,382
Total on- and off-balance sheet program assets at principal balance	$18,808,801	$1,693,979	$7,480,723	$487,521	$—	$—	$—	$—		$28,471,024
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

Core Earnings by Business Segment
For the Year Ended December 31, 2022
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$133,218	$29,209	$16,175	$2,483	$96,613	$(6,758)	$—	$—		$270,940
Less: reconciling adjustments(1)(2)(3)	(4,161)	—	(103)	—	(11,147)	—	—	15,411		—
Net effective spread	129,057	29,209	16,072	2,483	85,466	(6,758)	—	15,411		—
Guarantee and commitment fees	16,718	139	1,238	49	—	—	—	(5,104)		13,040
Other income/(expense)(3)	1,420	261	—	—	—	—	3	23,447		25,131
Total revenues	147,195	29,609	17,310	2,532	85,466	(6,758)	3	33,754		309,111

(Provision for)/release of losses	(1,463)	(2,136)	2,751	(494)	—	19	—	—		(1,323)

Release of reserve for losses	247	—	270	—	—	—	—	—		517
Operating expenses	(819)	—	—	—	—	—	(81,807)	—		(82,626)
Total non-interest expense	(572)	—	270	—	—	—	(81,807)	—		(82,109)
Core earnings before income taxes	145,160	27,473	20,331	2,038	85,466	(6,739)	(81,804)	33,754	(4)	225,679
Income tax (expense)/benefit	(30,482)	(5,768)	(4,268)	(428)	(17,949)	1,416	17,033	(7,089)		(47,535)
Core earnings before preferred stock dividends	114,678	21,705	16,063	1,610	67,517	(5,323)	(64,771)	26,665	(4)	178,144
Preferred stock dividends	—	—	—	—	—	—	(27,165)	—		(27,165)
Segment core earnings/(losses)	$114,678	$21,705	$16,063	$1,610	$67,517	$(5,323)	$(91,936)	$26,665	(4)	$150,979

Total Assets	$14,623,596	$1,541,151	$5,867,517	$219,609	$—	$4,806,010	$275,227	$—		$27,333,110
Total on- and off-balance sheet program assets at principal balance	$17,728,792	$1,603,507	$6,359,613	$230,170	$—	$—	$—	$—		$25,922,082
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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

Item 9B.Other Information

Director and Officer Trading Arrangements

None of Farmer Mac's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2023.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 17, 2024.

Item 11.Executive Compensation

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 17, 2024.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 17, 2024.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 17, 2024.

Item 14.Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 17, 2024.

PART IV

Item 15.Exhibits and Financial Statement Schedules

a.    (1) Financial Statements.

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

†*	10.5		Nonqualified Deferred Compensation Plan (effective May 1, 2017) (Previously filed as Exhibit 10.2 to Form 10-Q filed May 10, 2017).
†*	10.6		Adoption Agreement of the Nonqualified Deferred Compensation Plan (effective May 1, 2017) (Previously filed as Exhibit 10.3 to Form 10-Q filed May 10, 2017).
†**	10.7		Amended Adoption Agreement of the Nonqualified Deferred Compensation Plan, effective November 15, 2023.
†*	10.8		Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).
†**	10.9		Description of compensation agreement between the Registrant and its directors, effective January 1, 2024.

*#	10.10
Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of May 1, 2004 (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

*	10.10.1
Amendment No. 1 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of June 1, 2009 (Previously filed as Exhibit 10.11.1 to Form 10-Q filed August 10, 2009).

*	10.10.2
Amendment No. 2 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of August 25, 2010 (Previously filed as Exhibit 10.11.2 to Form 10-Q filed November 9, 2010).

*	10.11
Amended and Restated Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of March 24, 2011 (Previously filed as Exhibit 10.22 to Form 10-Q filed May 10, 2011).

*	10.11.1
Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of January 8, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed January 13, 2015).

*	10.11.2
Second Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of February 26, 2018 (Previously filed as Exhibit 10.1 to Form 10-Q filed May 10, 2018).

*	10.11.3
Third Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of May 20, 2021 (Previously filed as Exhibit 10.1 to Form 8-K filed May 20, 2021).

*	10.11.4
Fourth Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of June 15, 2022 (Previously filed as Exhibit 10.1 to Form 8-K filed June 21, 2022).

*	10.12
Amended and Restated Master Sale and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of August 12, 2011 (Previously filed as Exhibit 10.26 to Form 10-Q filed November 9, 2011).

*	10.12.1
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

*	10.14.1
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

*	10.17
Loan Participation and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of February 3, 2020 (Previously filed as Exhibit 10.2 to Form 8-K filed February 7, 2020).

*	10.18
Master Non-Recourse Loan Participation Agreement between CoBank, ACB, CoBank, FCB, and the Registrant, dated as of February 13, 2019 (Previously filed as Exhibit 10.1 to Form 8-K filed February 20, 2019).

*	10.19		Loan Participation and Servicing Agreement between CoBank, ACB and the Registrant, dated as of February 13, 2019 (Previously filed as Exhibit 10.2 to Form 8-K filed February 20, 2019).
*	21		List of the Registrant's subsidiaries (Previously filed as Exhibit 21 to Form 10-K filed March 8, 2018).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-K for the year ended December 31, 2023, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-K for the year ended December 31, 2023, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-K for the year ended December 31, 2023, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	97.1	—	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1
**	101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
**	101.SCH	—	Inline XBRL Taxonomy Extension Schema
**	101.CAL	—	Inline XBRL Taxonomy Extension Calculation
**	101.DEF	—	Inline XBRL Taxonomy Extension Definition
**	101.LAB	—	Inline XBRL Taxonomy Extension Label
**	101.PRE	—	Inline XBRL Taxonomy Extension Presentation
**	104	—	Cover Page Inline Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document included as Exhibit 101

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Management contract or compensatory plan.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		February 23, 2024
By:	Bradford T. Nordholm
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Chair of the Board of Directors	February 23, 2024
Lowell L. Junkins

/s/ Bradford T. Nordholm	President and Chief Executive Officer	February 23, 2024
Bradford T. Nordholm	(Principal Executive Officer)

/s/ Aparna Ramesh	Executive Vice President – Chief Financial	February 23, 2024
Aparna Ramesh	Officer and Treasurer
(Principal Financial Officer)

/s/ Gregory N. Ramsey	Vice President – Chief Accounting Officer	February 23, 2024
Gregory N. Ramsey	(Principal Accounting Officer)

Name	Title	Date

/s/ Dennis L. Brack	Director	February 23, 2024
Dennis L. Brack

/s/ Chester J. Culver	Director	February 23, 2024
Chester J. Culver

/s/ Richard H. Davidson	Director	February 23, 2024
Richard H. Davidson

/s/ Everett M. Dobrinski	Director	February 23, 2024
Everett M. Dobrinski

/s/ James R. Engebretsen	Director	February 23, 2024
James R. Engebretsen

/s/ Sara L. Faivre	Director	February 23, 2024
Sara L. Faivre

/s/ Amy H. Gales	Director	February 23, 2024
Amy H. Gales

/s/ Mitchell A. Johnson	Director	February 23, 2024
Mitchell A. Johnson

/s/ Eric T. McKissack	Director	February 23, 2024
Eric T. McKissack

/s/ Robert G. Sexton	Director	February 23, 2024
Robert G. Sexton

/s/ Charles A. Stones	Director	February 23, 2024
Charles A. Stones

/s/ Roy H. Tiarks	Director	February 23, 2024
Roy H. Tiarks

/s/ Todd P. Ware	Director	February 23, 2024
Todd P. Ware

/s/ LaJuana S. Wilcher	Director	February 23, 2024
LaJuana S. Wilcher