Form 10-Q
period 2024-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2024-05-06
CIK 845877

As filed with the Securities and Exchange Commission on May 6, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes         ☐                               No           ☒
As of April 29, 2024, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,349,760 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
Assets:
Cash and cash equivalents	$745,105	$888,707
Investment securities:
Available-for-sale, at fair value (amortized cost of $5,165,562 and $5,060,135, respectively)	5,007,787	4,918,931
Held-to-maturity, at amortized cost	53,756	53,756
Other investments	6,900	6,817
Total Investment Securities	5,068,443	4,979,504
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $5,811,302 and $5,825,433, respectively)	5,466,688	5,532,479
Held-to-maturity, at amortized cost	4,454,932	4,213,069
Total Farmer Mac Guaranteed Securities	9,921,620	9,745,548
USDA Securities:
Trading, at fair value	1,066	1,241
Held-to-maturity, at amortized cost	2,333,027	2,354,171
Total USDA Securities	2,334,093	2,355,412
Loans:
Loans held for investment, at amortized cost	9,837,962	9,623,119
Loans held for investment in consolidated trusts, at amortized cost	1,409,397	1,432,261
Allowance for losses	(14,288)	(16,031)
Total loans, net of allowance	11,233,071	11,039,349
Financial derivatives, at fair value	31,433	37,478
Accrued interest receivable (includes $9,963 and $16,764, respectively, related to consolidated trusts)	245,202	287,128
Guarantee and commitment fees receivable	48,130	49,832
Deferred tax asset, net	—	8,470
Prepaid expenses and other assets	145,094	132,954
Total Assets	$29,772,191	$29,524,382

Liabilities and Equity:
Liabilities:
Notes payable	$26,509,011	$26,336,542
Debt securities of consolidated trusts held by third parties	1,325,289	1,351,069
Financial derivatives, at fair value	128,530	117,131
Accrued interest payable (includes $6,338 and $9,407, respectively, related to consolidated trusts)	202,894	181,841
Guarantee and commitment obligation	45,866	47,563
Accounts payable and accrued expenses	74,821	76,662
Deferred tax liability, net	3,795	—
Reserve for losses	1,642	1,711
Total Liabilities	28,291,848	28,112,519
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,337,894 shares and 9,310,872 shares outstanding, respectively	9,338	9,311
Additional paid-in capital	133,576	132,919
Accumulated other comprehensive loss, net of tax	(4,118)	(40,145)
Retained earnings	855,485	823,716
Total Equity	1,480,343	1,411,863
Total Liabilities and Equity	$29,772,191	$29,524,382
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$84,924	$59,703
Farmer Mac Guaranteed Securities and USDA Securities	166,813	136,537
Loans	144,580	119,032
Total interest income	396,317	315,272
Total interest expense	309,949	236,214
Net interest income	86,368	79,058
Release of/(provision for) losses	1,801	(547)
Net interest income after release of/(provision for) losses	88,169	78,511
Non-interest income/(expense):
Guarantee and commitment fees	3,917	3,933
Gains on financial derivatives	2,079	399
Release of/(provision for) reserve for losses	69	(203)
Other income	1,249	1,226
Non-interest income	7,314	5,355
Operating expenses:
Compensation and employee benefits	18,257	15,351
General and administrative	8,255	7,527
Regulatory fees	725	835
Operating expenses	27,237	23,713
Income before income taxes	68,246	60,153
Income tax expense	14,500	13,118
Net income	53,746	47,035
Preferred stock dividends	(6,791)	(6,791)
Net income attributable to common stockholders	$46,955	$40,244

Earnings per common share:
Basic earnings per common share	$4.33	$3.73
Diluted earnings per common share	$4.28	$3.69
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Net income	$53,746	$47,035
Other comprehensive income/(loss):
Net unrealized gains on available-for-sale securities	39,952	658
Net changes in held-to-maturity securities	(634)	(782)
Net unrealized gains/(losses) on cash flow hedges	6,286	(11,292)
Other comprehensive income/(loss) before tax	45,604	(11,416)
Income tax (expense)/benefit related to other comprehensive income/(loss)	(9,577)	2,397
Other comprehensive income/(loss) net of tax	36,027	(9,019)
Comprehensive income	$89,773	$38,016
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2023	19,980	$484,531	10,842	$10,842	$132,919	$(40,145)	$823,716	$1,411,863
Net Income	—	—	—	—	—	—	53,746	53,746
Other comprehensive income, net of tax	—	—	—	—	—	36,027	—	36,027
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(15,186)	(15,186)
Issuance of Class C Common Stock	—	—	27	27	64	—	—	91
Stock-based compensation cost	—	—	—	—	3,483	—	—	3,483
Other stock-based award activity	—	—	—	—	(2,890)	—	—	(2,890)
Balance as of March 31, 2024	19,980	$484,531	10,869	$10,869	$133,576	$(4,118)	$855,485	$1,480,343

Balance as of December 31, 2022	19,980	$484,531	10,801	$10,801	$128,939	$(50,843)	$698,530	$1,271,958
Net Income	—	—	—	—	—	—	47,035	47,035
Other comprehensive loss, net of tax	—	—	—	—	—	(9,019)	—	(9,019)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(11,882)	(11,882)
Issuance of Class C Common Stock	—	—	19	19	51	—	—	70
Stock-based compensation cost	—	—	—	—	2,254	—	—	2,254
Other stock-based award activity	—	—	—	—	(1,240)	—	—	(1,240)
Balance as of March 31, 2023	19,980	$484,531	10,820	$10,820	$130,004	$(59,862)	$726,892	$1,292,385
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Cash flows from operating activities:
Net income	$53,746	$47,035
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(7,295)	(2,337)
Amortization of debt premiums, discounts, and issuance costs	11,586	10,217
Net change in fair value of trading securities, hedged items, and financial derivatives	123,519	(62,398)
Total provision for/(release of) allowance for losses	(1,870)	750
Excess tax benefits related to stock-based awards	(120)	(201)
Deferred income taxes	2,688	12,440
Stock-based compensation expense	3,483	2,255
Proceeds from repayment of loans purchased as held for sale	12,769	17,360
Net change in:
Interest receivable	40,273	29,510
Guarantee and commitment fees receivable	5	13
Other assets	(12,471)	22,195
Accrued interest payable	21,053	24,051
Custodial deposit liability	(18,632)	(32,102)
Other liabilities	4,601	(8,227)
Net cash provided by operating activities	233,335	60,561
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,638)	—
Purchases of available-for-sale and held-to-maturity investment securities	(606,698)	(375,153)
Purchases of other investment securities	(83)	—
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(462,055)	(716,412)
Purchases of loans held for investment	(690,986)	(554,787)
Proceeds from repayment of available-for-sale and held-to-maturity investment securities	520,194	505,848
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	254,722	247,706
Proceeds from repayment of loans purchased as held for investment	461,071	431,483
Net cash used in investing activities	(525,473)	(461,315)
Cash flows from financing activities:
Proceeds from issuance of discount notes	12,851,600	11,196,195
Proceeds from issuance of medium-term notes	1,774,926	1,383,319
Proceeds from issuance of debt securities of consolidated trusts	—	222,188
Payments to redeem discount notes	(12,695,146)	(10,913,679)
Payments to redeem medium-term notes	(1,713,000)	(1,428,500)
Payments to third parties on debt securities of consolidated trusts	(45,068)	(36,573)
Proceeds from common stock issuance	64	51
Tax payments related to share-based awards	(2,863)	18
Dividends paid on common and preferred stock	(21,977)	(18,673)
Net cash provided by financing activities	148,536	404,346
Net change in cash and cash equivalents	(143,602)	3,592
Cash and cash equivalents at beginning of period	888,707	861,002
Cash and cash equivalents at end of period	$745,105	$864,594

Non-cash activity:
Loans securitized as Farmer Mac Guaranteed Securities	15,936	4,174
Loans held for investment transferred to consolidated trusts	—	281,027
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
Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2023 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2023 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2023 consolidated financial statements of Farmer Mac and subsidiaries included in
Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three months ended March 31, 2024.

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

Table 1.1

	Consolidation of Variable Interest Entities
	As of March 31, 2024
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,409,397	$—	$1,409,397
Debt securities of consolidated trusts held by third parties (1)(2)	1,325,289	—	1,325,289
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	51,906	—	51,906
Maximum exposure to loss (3)	51,616	—	51,616
Investment securities:
Carrying value (4)	—	3,735,413	3,735,413
Maximum exposure to loss (3)(4)	—	3,936,368	3,936,368
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3)(5)	443,843	—	443,843
(1)Includes borrower remittances of $1.1 million. The borrower remittances had not been passed through to third-party investors as of March 31, 2024.
(2)Includes $85.1 million in unamortized discount related to structured securitization transactions.
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

	Consolidation of Variable Interest Entities
	As of December 31, 2023
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,432,261	$—	$1,432,261
Debt securities of consolidated trusts held by third parties (1)(2)	1,351,069	—	1,351,069
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	46,343	—	46,343
Maximum exposure to loss (3)	45,952	—	45,952
Investment securities:
Carrying value (4)	—	3,676,555	3,676,555
Maximum exposure to loss (3)(4)	—	3,862,006	3,862,006
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3)(5)	452,602	—	452,602
(1)Includes borrower remittances of $6.0 million. The borrower remittances had not been passed through to third-party investors as of December 31, 2023.
(2)Includes $87.1 million in unamortized discount related to a structured securitization transaction.
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

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock unit awards. The following schedule reconciles basic and diluted EPS for the three months ended March 31, 2024 and 2023:

Table 1.2

	For the Three Months Ended
	March 31, 2024			March 31, 2023
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$46,955	10,847	$4.33	$40,244	10,802	$3.73
Effect of dilutive securities(1)
SARs and restricted stock units	—	122	(0.05)	—	116	(0.04)
Diluted EPS	$46,955	10,969	$4.28	$40,244	10,918	$3.69
(1)For the three months ended March 31, 2024 and 2023, SARs and restricted stock units of 49,371 and 62,709 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended March 31, 2024 and 2023, contingent shares of unvested restricted stock units of 29,918 and 32,282 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three months ended March 31, 2024 and 2023.

Table 1.3

	As of March 31, 2024				As of March 31, 2023
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(68,447)	$(8,724)	$37,026	$(40,145)	$(115,561)	$16,357	$48,361	$(50,843)
Other comprehensive income/(loss) before reclassifications	31,565	—	9,256	40,821	525	—	(5,452)	(4,927)
Amounts reclassified from AOCI	(4)	(500)	(4,290)	(4,794)	(5)	(618)	(3,469)	(4,092)
Net comprehensive income/(loss)	31,561	(500)	4,966	36,027	520	(618)	(8,921)	(9,019)
Ending Balance	$(36,886)	$(9,224)	$41,992	$(4,118)	$(115,041)	$15,739	$39,440	$(59,862)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three months ended March 31, 2024 and 2023:

Table 1.4

	For the Three Months Ended
	March 31, 2024			March 31, 2023
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale securities	$39,957	$8,392	$31,565	$664	$139	$525
Less reclassification adjustments included in:
Other income(1)	(5)	(1)	(4)	(6)	(1)	(5)
Total	$39,952	$8,391	$31,561	$658	$138	$520
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(2)	$(634)	$(134)	$(500)	$(782)	$(164)	$(618)
Total	$(634)	$(134)	$(500)	$(782)	$(164)	$(618)
Cash flow hedges
Unrealized gains/(losses) on cash flow hedges	$11,717	$2,461	$9,256	$(6,901)	$(1,449)	$(5,452)
Less reclassification adjustments included in:
Net interest income(3)	(5,431)	(1,141)	(4,290)	(4,391)	(922)	(3,469)
Total	$6,286	$1,320	$4,966	$(11,292)	$(2,371)	$(8,921)
Other comprehensive income/(loss)	$45,604	$9,577	$36,027	$(11,416)	$(2,397)	$(9,019)
(1)Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.
(2)Relates to the amortization of unrealized gains or losses prior to the reclassification of these securities from available-for-sale to held-to-maturity. The amortization of unrealized gains or losses reported in AOCI for held-to-maturity securities will be offset by the amortization of the premium or discount created from the transfer into held-to-maturity securities, which occurred at fair value. These unrealized gains or losses will be recorded over the remaining life of the security with no impact on future net income.
(3)Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

(c)New Accounting Standards
Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
The amendments in this Update permit an entity to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met, regardless of the tax credit program from which the income tax credits are received.
		January 1, 2024	The adoption of this Update did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements

Standard	Description	Effect on Consolidated Financial Statements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The amendments in this Update require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This Update also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively. Early adoption is permitted.

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

(d)Reclassifications
Certain reclassifications of prior period information were made to conform to the current period presentation. The reclassifications of prior period information were not material to the consolidated financial statements.

2.INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of March 31, 2024 and December 31, 2023:

Table 2.1

	As of March 31, 2024
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(25)	$—	$(394)	$19,281
Floating rate Government/GSE guaranteed mortgage-backed securities	2,402,850	(1,306)	2,401,544	—	2,608	(24,086)	2,380,066
Fixed rate GSE guaranteed mortgage-backed securities	1,851,641	(47,448)	1,804,193	—	2,746	(134,551)	1,672,388
Floating rate U.S. Treasuries	50,000	(10)	49,990	—	6	—	49,996
Fixed rate U.S. Treasuries	905,255	(15,120)	890,135	—	81	(4,160)	886,056
Total available-for-sale	5,229,446	(63,884)	5,165,562	(25)	5,441	(163,191)	5,007,787
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	53,756	—	53,756	—	1,104	—	54,860
Total held-to-maturity	$53,756	$—	$53,756	$—	$1,104	$—	$54,860
(1)Amounts presented exclude $22.2 million of accrued interest receivable on investment securities as of March 31, 2024.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statement of operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 6.7% as of March 31, 2024.

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

Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and December 31, 2023, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of March 31, 2024
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,281	$(394)
Floating rate Government/GSE guaranteed mortgage-backed securities	414,299	(2,066)	1,293,103	(22,020)
Fixed rate Government/GSE guaranteed mortgage-backed securities	458,047	(7,183)	991,514	(127,368)
Fixed rate U.S. Treasuries	557,405	(3,093)	101,646	(1,067)
Total	$1,429,751	$(12,342)	$2,405,544	$(150,849)

Number of securities in loss position		107		158

	As of December 31, 2023
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,082	$(591)
Floating rate Government/GSE guaranteed mortgage-backed securities	568,759	(4,395)	1,449,122	(25,254)
Fixed rate Government/GSE guaranteed mortgage-backed securities	384,305	(4,262)	905,759	(113,562)
Floating rate U.S. Treasuries	49,969	(15)	—	—
Fixed rate U.S. Treasuries	140,435	(606)	237,192	(2,336)
Total	$1,143,468	$(9,278)	$2,611,155	$(141,743)

Number of securities in loss position		91		162

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to March 31, 2024 and December 31, 2023, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both March 31, 2024 and December 31, 2023, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government, a U.S. government sponsored enterprise, or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of March 31, 2024 that is, on average, approximately 94.1% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity, changes in credit spread, or changes in levels of interest rates.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of March 31, 2024 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of March 31, 2024
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$431,353	$430,225	2.32%
Due after one year through five years	1,578,453	1,552,380	4.19%
Due after five years through ten years	2,375,052	2,260,716	4.35%
Due after ten years	780,704	764,466	5.70%
Total	$5,165,562	$5,007,787	4.33%

3.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of March 31, 2024 and December 31, 2023:

Table 3.1

	As of March 31, 2024
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$4,441,588	$(28,891)	$4,412,697	$(179)	$3,829	$(35,130)	$4,381,217
Farmer Mac Guaranteed USDA Securities	42,383	31	42,414	—	59	(883)	41,590
Total Farmer Mac Guaranteed Securities	4,483,971	(28,860)	4,455,111	(179)	3,888	(36,013)	4,422,807
USDA Securities	2,311,442	21,585	2,333,027	—	303	(318,319)	2,015,011
Total held-to-maturity	$6,795,413	$(7,275)	$6,788,138	$(179)	$4,191	$(354,332)	$6,437,818
Available-for-sale:
AgVantage	$5,802,070	$—	$5,802,070	$(291)	$8,364	$(352,946)	$5,457,197
Farmer Mac Guaranteed Securities(3)	—	9,232	9,232	—	259	—	9,491
Total available-for-sale	$5,802,070	$9,232	$5,811,302	$(291)	$8,623	$(352,946)	$5,466,688
Trading:
USDA Securities(4)	$1,069	$57	$1,126	$—	$—	$(60)	$1,066
(1)Amounts presented exclude $57.9 million, $59.4 million, and $27,610 of accrued interest receivable on available-for-sale, held-to-maturity, and trading securities, respectively, as of March 31, 2024.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the statement of financial operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)Fair value includes $9.5 million of an interest-only security with a notional amount of $233.5 million.
(4)The trading USDA securities had a weighted average yield of 5.58% as of March 31, 2024.

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

On July 1, 2023, Farmer Mac transferred $2.7 billion of AgVantage Securities from available-for-sale to held-to-maturity to reflect Farmer Mac's positive intent and ability to hold these securities until maturity or payoff. Farmer Mac transferred these securities at fair value as of the date of the transfer, which included a cost basis adjustment due to unrealized losses of $31.9 million. The accumulated unrealized losses were recorded in accumulated other comprehensive income in the amount of $31.9 million. Both the cost basis adjustment and accumulated unrealized depreciation will be amortized as an adjustment to the yield on the held-to-maturity AgVantage Securities over the remaining term of the transferred securities.

As of March 31, 2024 and December 31, 2023, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of March 31, 2024
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$2,757,735	$(3,858)	$699,786	$(31,272)
Farmer Mac Guaranteed USDA Securities	27,029	(55)	8,258	(828)
USDA Securities	3,025	(9)	2,004,512	(318,310)
Total held-to-maturity	$2,787,789	$(3,922)	$2,712,556	$(350,410)

Available-for-sale:
AgVantage	$1,133,776	$(15,100)	$3,945,347	$(337,846)
Total available-for-sale	$1,133,776	$(15,100)	$3,945,347	$(337,846)

	As of December 31, 2023
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$2,070,770	$(6,705)	$725,347	$(32,746)
Farmer Mac Guaranteed USDA Securities	—	—	8,393	(806)
USDA Securities	—	—	2,023,801	(319,783)
Total held-to-maturity	$2,070,770	$(6,705)	$2,757,541	$(353,335)

Available-for-sale:
AgVantage	$508,182	$(5,716)	$4,043,431	$(303,695)
Total available-for-sale	$508,182	$(5,716)	$4,043,431	$(303,695)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to March 31, 2024 and December 31, 2023, as applicable.

The credit exposure related to Farmer Mac's USDA Securities in the Agricultural Finance line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 73 and 68 available-for-sale securities as of March 31, 2024 and December 31, 2023, respectively. There were 63 and 53 held-to-maturity AgVantage securities with an unrealized loss as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, 60 and 62 available-for-sale AgVantage securities, respectively, had been in a loss position for more than 12 months. As of March 31, 2024 and December 31, 2023, there were 19 and 22 held-to-maturity AgVantage securities, respectively, in a loss position for more than 12 months.

During the three three months ended March 31, 2024 and 2023 Farmer Mac had no sales of AgVantage Farmer Mac Guaranteed Securities, USDA Farmer Mac Guaranteed Securities or USDA Trading Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of March 31, 2024 are set forth below. The balances presented are based on their contractual maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of March 31, 2024
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$850,000	$838,515	3.05%
Due after one year through five years	2,811,653	2,701,597	3.74%
Due after five years through ten years	1,200,000	1,105,537	3.61%
Due after ten years	949,649	821,039	3.55%
Total	$5,811,302	$5,466,688	3.58%
(1)Amounts presented exclude $57.9 million of accrued interest receivable.

	As of March 31, 2024
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$2,141,438	$2,139,182	5.72%
Due after one year through five years	1,692,904	1,657,244	4.63%
Due after five years through ten years	249,080	217,955	3.58%
Due after ten years	2,704,716	2,423,437	4.32%
Total	$6,788,138	$6,437,818	4.85%
(1)Amounts presented exclude $59.4 million of accrued interest receivable.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $17.6 million and $16.4 million of accrued interest receivable and $6.2 million and $6.5 million of accrued interest payable on uncleared swaps as of March 31, 2024 and December 31, 2023, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the consolidated balance sheets.
Table 4.1

	As of March 31, 2024
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$9,705,185	$230	$(25,315)	5.54%	3.03%		1.70
Pay fixed non-callable	9,226,082	7,675	(68)	2.52%	5.43%		9.37
Receive fixed callable	3,963,827	2,892	(105,971)	5.36%	3.46%		2.56
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	552,000	22,270	—	1.93%	5.80%		4.09
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	157,933	992	—	2.92%	5.60%		4.15
Receive fixed non-callable	1,638,958	34	(9)	5.38%	5.11%		0.47
Basis swaps	850,384	15	(522)	5.49%	5.47%		3.58
Treasury futures	125	680	—			110.25
Netting adjustments(1)		(3,355)	3,355
Total financial derivatives	$26,094,494	$31,433	$(128,530)
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

As of March 31, 2024, Farmer Mac expects to reclassify $14.5 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after March 31, 2024. During the three months ended March 31, 2024 and 2023, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it was probable that the originally forecasted transactions would occur.

The following tables summarize the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the three months ended March 31, 2024 and 2023:

Table 4.2

	For the Three Months Ended March 31, 2024
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$84,924	$166,813	$144,580	$(309,949)	$2,079	$88,447
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	10,297	40,332	17,849	(83,551)	—	(15,073)
Recognized on hedged items	9,948	51,705	16,598	(106,433)	—	(28,182)
Premium/discount amortization recognized on hedged items	445	—	—	(747)	—	(302)
Income/(expense) related to interest settlements on fair value hedging relationships	$20,690	$92,037	$34,447	$(190,731)	$—	$(43,557)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$27,789	$81,586	$48,180	$(54,717)	$—	$102,838
Recognized on hedged items	(27,521)	(80,743)	(47,061)	55,489	—	(99,836)
Gains/(losses) on fair value hedging relationships	$268	$843	$1,119	$772	$—	$3,002

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$5,431	$—	$5,431
Recognized on hedged items	—	—	—	(8,091)	—	(8,091)
Discount amortization recognized on hedged items	—	—	—	(14)	—	(14)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,674)	$—	$(2,674)

Gains on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$754	$754
Interest expense on interest rate swaps	—	—	—	—	(34)	(34)
Treasury futures	—	—	—	—	1,359	1,359
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$2,079	$2,079

	For the Three Months Ended March 31, 2023
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$59,703	$136,537	$119,032	$(236,214)	$399	$79,457
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	6,549	28,909	13,180	(77,467)	—	(28,829)
Recognized on hedged items	6,961	41,971	15,208	(70,975)	—	(6,835)
Premium/discount amortization recognized on hedged items	268	—	—	(691)	—	(423)
Income/(expense) related to interest settlements on fair value hedging relationships	$13,778	$70,880	$28,388	$(149,133)	$—	$(36,087)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$(27,153)	$(93,792)	$(56,681)	$122,540	$—	$(55,086)
Recognized on hedged items	27,428	93,295	56,957	(122,699)	—	54,981
Gains/(losses) on fair value hedging relationships	$275	$(497)	$276	$(159)	$—	$(105)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$4,391	$—	$4,391
Recognized on hedged items	—	—	—	(7,190)	—	(7,190)
Discount amortization recognized on hedged items	—	—	—	(14)	—	(14)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,813)	$—	$(2,813)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$33	$33
Interest expense on interest rate swaps	—	—	—	—	(1,625)	(1,625)
Treasury futures	—	—	—	—	1,991	1,991
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$399	$399

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of March 31, 2024 and December 31, 2023:

Table 4.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in thousands)
Investment securities, Available-for-Sale, at fair value	$1,261,144	$1,251,386	$(116,156)	$(88,635)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value	5,432,676	5,497,948	(338,180)	(257,436)
Loans held for investment, at amortized cost	1,692,131	1,699,361	(352,653)	(305,592)
Notes Payable(1)	(13,327,828)	(13,350,111)	305,907	250,418
(1)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of March 31, 2024 and December 31, 2023:

Table 4.4

	March 31, 2024
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Netting Adjustments	Financial instruments pledged	Cash Collateral(2)	Net Amount(3)
	(in thousands)
Assets:
Uncleared derivatives	$25,354	$—	$25,354	$(24,674)	$—	$—	$680
Cleared derivatives	8,240	(3,355)	4,885	—	—	—	4,885
Total	$33,594	$(3,355)	$30,239	$(24,674)	$—	$—	$5,565

Liabilities:
Uncleared derivatives	$(106,733)	$—	$(106,733)	$24,674	$—	$76,472	$(5,587)
Cleared derivatives	(3,355)	3,355	—	—	—	—	—
Total	$(110,088)	$3,355	$(106,733)	$24,674	$—	$76,472	$(5,587)
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Cash collateral excludes $15.6 million of collateral posted and $0.0 million of collateral received related to counterparties not subject to master netting agreements.
(3)Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. As of March 31, 2024, Farmer Mac had additional net exposure of $197.9 million due to instances where Farmer Mac's collateral to a counterparty exceeded the net derivative position.

	December 31, 2023
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Netting Adjustments	Financial instruments pledged	Cash Collateral(2)	Net Amount(3)
	(in thousands)
Assets:
Uncleared derivatives	$25,751	$—	$25,751	$(25,727)	$—	$—	$24
Cleared derivatives	10,388	(1,236)	9,152	—	—	—	9,152
Total	$36,139	$(1,236)	$34,903	$(25,727)	$—	$—	$9,176

Liabilities:
Uncleared derivatives	$(100,114)	$—	$(100,114)	$25,727	$—	$69,360	$(5,027)
Cleared derivatives	(1,236)	1,236	—	—	—	—	—
Total	$(101,350)	$1,236	$(100,114)	$25,727	$—	$69,360	$(5,027)
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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of March 31, 2024 and December 31, 2023, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $26.1 billion notional amount of interest rate swaps outstanding as of March 31, 2024, $20.8 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $25.8 billion notional amount of interest rate swaps outstanding as of December 31, 2023, $20.5 billion were cleared through the CME.

5.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of both March 31, 2024 and December 31, 2023, Farmer Mac had no loans held for sale.

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. The segments are characterized by similarities in risk attributes and the manner in which Farmer Mac monitors and assesses credit risk.

The following table includes loans held for investment and displays the composition of the loan balances as of March 31, 2024 and December 31, 2023:

Table 5.1

	As of March 31, 2024			As of December 31, 2023
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$5,247,543	$1,409,397	$6,656,940	$5,133,450	$1,432,261	$6,565,711
Corporate AgFinance	1,258,506	—	1,258,506	1,259,723	—	1,259,723
Total Agricultural Finance loans	6,506,049	1,409,397	7,915,446	6,393,173	1,432,261	7,825,434
Rural Infrastructure Finance loans	3,686,753	—	3,686,753	3,534,763	—	3,534,763
Total unpaid principal balance(1)	10,192,802	1,409,397	11,602,199	9,927,936	1,432,261	11,360,197
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(354,840)	—	(354,840)	(304,817)	—	(304,817)
Total loans	9,837,962	1,409,397	11,247,359	9,623,119	1,432,261	11,055,380
Allowance for losses	(13,836)	(452)	(14,288)	(15,588)	(443)	(16,031)
Total loans, net of allowance	$9,824,126	$1,408,945	$11,233,071	$9,607,531	$1,431,818	$11,039,349
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of March 31, 2024 and December 31, 2023:

Table 5.2

	March 31, 2024	December 31, 2023
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$4,535	$3,936
Corporate AgFinance	2,569	2,948
Total Agricultural Finance Loans	7,104	6,884
Rural Infrastructure Finance loans	7,184	9,147
Total	$14,288	$16,031

The following is a summary of the changes in the allowance for losses for the three months ended March 31, 2024 and 2023:

Table 5.3

	For the Three Months Ended
	March 31, 2024				March 31, 2023
	Agricultural Finance loans			Rural Infrastructure Finance loans(3)	Agricultural Finance loans			Rural Infrastructure Finance loans(3)
	Farm & Ranch(1)	Corporate AgFinance(2)	Total		Farm & Ranch(1)	Corporate AgFinance(2)	Total
	(in thousands)
Beginning Balance	$3,936	$2,948	$6,884	$9,147	$4,044	$2,731	$6,775	$8,314
Provision for/(release of) losses	599	(379)	220	(1,963)	(111)	4,308	4,197	(3,613)
Charge-offs	—	—	—	—	—	—	—	—
Ending Balance	$4,535	$2,569	$7,104	$7,184	$3,933	$7,039	$10,972	$4,701
(1)As of March 31, 2024 and 2023, the allowance for losses for Agricultural Finance Farm & Ranch loans includes $1.4 million and $1.1 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(2)As of March 31, 2024 and 2023, the allowance for losses for Agricultural Finance Corporate AgFinance loans includes $0.0 million and $4.6 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(3)As of both March 31, 2024 and 2023, the allowance for losses for Rural Infrastructure Finance loans includes no allowance for collateral dependent assets.

The $2.0 million net release from the allowance for the Rural Infrastructure Finance portfolio during the quarter ended March 31, 2024 was primarily attributable to a single telecommunications loan that completed a restructuring, which resulted in an improved collateral position and a paydown of approximately 15% of its previously unpaid principal balance. The $0.2 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the quarter ended March 31, 2024 was primarily attributable to increased loan volume. Although substandard Agricultural Finance loans increased $73.0 million from December 31, 2023, there was not a significant provision for loss associated with that increase because of the net realizable value of those loans.

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

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of March 31, 2024 and December 31, 2023:

Table 5.4

	As of March 31, 2024
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$6,538,806	$13,764	$3,954	$15,623	$33,341	$84,793	$6,656,940
Corporate AgFinance	1,247,059	—	—	—	—	11,447	1,258,506
Total Agricultural Finance loans	7,785,865	13,764	3,954	15,623	33,341	96,240	7,915,446
Rural Infrastructure Finance loans	3,686,753	—	—	—	—	—	3,686,753
Total	$11,472,618	$13,764	$3,954	$15,623	$33,341	$96,240	$11,602,199
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
(4)Includes $45.9 million of nonaccrual loans for which there was no associated allowance. During the three months ended March 31, 2024, Farmer Mac received $0.6 million in interest on nonaccrual loans.

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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Rural Infrastructure Finance loans held as of March 31, 2024 and December 31, 2023, by year of origination:

Table 5.5

	As of March 31, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$190,820	$509,485	$1,135,915	$1,601,660	$1,082,703	$1,349,086	$354,735	$6,224,404
Special mention(2)	16,452	90,681	29,227	36,893	4,387	31,355	9,093	218,088
Substandard(3)	—	11,266	27,515	28,603	34,970	94,835	17,259	214,448
Total	$207,272	$611,432	$1,192,657	$1,667,156	$1,122,060	$1,475,276	$381,087	$6,656,940

For the Three Months Ended March 31, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of March 31, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$34,521	$204,717	$77,402	$257,391	$122,517	$209,987	$242,494	$1,149,029
Special mention(2)	—	—	14,437	15,204	49,967	16,350	2,072	98,030
Substandard(3)	—	—	—	—	—	—	11,447	11,447
Total	$34,521	$204,717	$91,839	$272,595	$172,484	$226,337	$256,013	$1,258,506

For the Three Months Ended March 31, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of March 31, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$192,160	$572,095	$665,560	$189,652	$585,661	$1,283,649	$163,162	$3,651,939
Special mention(2)	—	—	34,814	—	—	—	—	34,814
Substandard(3)	—	—	—	—	—	—	—	—
Total	$192,160	$572,095	$700,374	$189,652	$585,661	$1,283,649	$163,162	$3,686,753

For the Three Months Ended March 31, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

6.GUARANTEES AND COMMITMENTS

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2024 and December 31, 2023, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Agricultural Finance
Farmer Mac Guaranteed Securities	$443,843	$452,602
Total off-balance sheet Farmer Mac Guaranteed Securities	$443,843	$452,602

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.

The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Proceeds from new securitizations	$—	$222,188
Guarantee fees received	449	487

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the consolidated balance sheets. The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 6.3

	As of March 31, 2024	As of December 31, 2023
	(dollars in thousands)
Guarantee and commitment obligation	$5,808	$5,969
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	21.6 years	21.9 years

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

Table 6.4

	As of March 31, 2024	As of December 31, 2023
	(dollars in thousands)
Guarantee and commitment obligation(1)	$40,057	$41,594
Maximum principal amount	3,636,782	3,680,333
Weighted-average remaining maturity	14.3 years	14.5 years
(1) Relates to LTSPCs issued or modified on or after January 1, 2003.

Reserve for Losses - LTSPCs and Farmer Mac Guaranteed Securities

The following table is a summary, by asset type, of the reserve for losses as of March 31, 2024 and December 31, 2023:

Table 6.5

	March 31, 2024	December 31, 2023
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance	$1,407	$1,471
Rural Infrastructure Finance	235	240
Total	$1,642	$1,711

The following is a summary of the changes in the reserve for losses for the three month period ended March 31, 2024 and 2023:

Table 6.6

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance
Beginning Balance	$1,471	$819
(Release of)/provision for losses	(64)	577
Ending Balance	$1,407	$1,396

Rural Infrastructure Finance
Beginning Balance	$240	$614
Release of losses	(5)	(374)
Ending Balance	$235	$240

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

The following table presents the unpaid principal balances by delinquency status of Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of March 31, 2024 and December 31, 2023:

Table 6.7

	As of March 31, 2024
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:	$3,254,483	$4,791	$528	$9,569	$14,888	$3,269,371
Rural Infrastructure Finance:	613,984	—	—	—	—	613,984
Total	$3,868,467	$4,791	$528	$9,569	$14,888	$3,883,355
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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of March 31, 2024 and 2023, by year of origination:

Table 6.8

	As of March 31, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance:
Internally Assigned Risk Rating:
Acceptable	$686	$167,655	$236,692	$503,681	$520,556	$1,380,938	$362,500	$3,172,708
Special mention(1)	—	—	71	2,456	4,817	51,388	8,612	67,344
Substandard(2)	—	—	1,202	—	109	26,754	1,254	29,319
Total	$686	$167,655	$237,965	$506,137	$525,482	$1,459,080	$372,366	$3,269,371

For the Three Months Ended March 31, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of March 31, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$391,099	$222,885	$613,984
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$391,099	$222,885	$613,984

For the Three Months Ended March 31, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

The following tables set forth information related to Farmer Mac's borrowings as of March 31, 2024 and December 31, 2023:

Table 7.1

	March 31, 2024
	Outstanding as of March 31		Average Outstanding During the Quarter
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,898,810	5.23%	$1,662,014	5.25%
Medium-term notes	366,953	5.28%	272,528	5.23%
Current portion of medium-term notes	6,604,250	3.08%
Total due within one year	$8,870,013	3.63%
Due after one year:
Medium-term notes due in:
Two years	$4,972,023	2.95%
Three years	4,064,733	2.60%
Four years	2,568,251	3.84%
Five years	2,941,652	4.45%
Thereafter	3,398,246	2.76%
Total due after one year	$17,944,905	3.21%
Total principal net of discounts	$26,814,918	3.35%
Hedging adjustments	(305,907)
Total	$26,509,011

	December 31, 2023
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,734,387	5.32%	$1,097,300	5.08%
Medium-term notes	384,970	5.07%	1,731,308	4.09%
Current portion of medium-term notes	5,967,811	2.90%
Total due within one year	$8,087,168	3.52%
Due after one year:
Medium-term notes due in:
Two years	$5,523,671	3.27%
Three years	3,825,702	2.27%
Four years	3,038,229	3.44%
Five years	2,623,202	4.37%
Thereafter	3,488,987	2.80%
Total due after one year	$18,499,791	3.16%
Total principal net of discounts	$26,586,959	3.27%
Hedging adjustments	(250,417)
Total	$26,336,542

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the three months ended March 31, 2024 and 2023 was $1.9 billion and $0.9 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2024 as of March 31, 2024:

Table 7.2

Debt Callable in 2024 as of March 31, 2024, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2025	$1,090,521	3.12%
2026	1,378,822	2.00%
2027	884,005	2.80%
2028	567,953	4.22%
Thereafter	1,775,587	2.48%
Total	$5,696,888	2.71%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of March 31, 2024, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2024	$8,789,318	4.06%
2025	5,180,648	3.03%
2026	3,750,964	2.15%
2027	2,972,357	3.29%
2028	2,584,403	4.24%
Thereafter	3,537,228	2.71%
Total principal net of discounts	$26,814,918	3.35%

During the the three months ended March 31, 2024 and 2023, Farmer Mac called $354.5 million and $0.0 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of March 31, 2024, Farmer Mac had not used this borrowing authority.

Gains on Repurchases of Outstanding Debt

No outstanding debt repurchases were made in the three months ended March 31, 2024 and 2023.

8.EQUITY

Common Stock

During first quarter 2024, Farmer Mac paid a quarterly dividend of $1.40 per share on all classes of its common stock. For each quarter in 2023, Farmer Mac paid a quarterly dividend of $1.10 per share on all classes of its common stock.

Except for the period from March 16, 2020 to March 10, 2021, Farmer Mac has had a common stock repurchase program in place since third quarter 2015. On March 10, 2021, Farmer Mac's board of directors reinstated the share repurchase program on its previous terms and extended the expiration date of the program to March 2023. In February 2023, Farmer Mac's board of directors renewed the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to February 2025. Farmer Mac has not repurchased any shares of its Class C non-voting common stock since the repurchase program was reinstated in March 2021. As of March 31, 2024, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both March 31, 2024 and December 31, 2023, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of March 31, 2024, Farmer Mac's minimum capital requirement was $872.3 million and its core capital level was $1.5 billion, which was $612.1 million above the minimum capital requirement as of that date. As of December 31, 2023, Farmer Mac's minimum capital requirement was $862.6 million and its core capital level was $1.5 billion, which was $589.4 million above the minimum capital requirement as of that date.

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

9.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 9.1

Assets and Liabilities Measured at Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,281	$19,281
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,380,066	—	2,380,066
Fixed rate GSE guaranteed mortgage-backed securities	—	1,672,388	—	1,672,388
Floating rate U.S. Treasuries	49,996	—	—	49,996
Fixed rate U.S. Treasuries	886,056	—	—	886,056
Total Available-for-sale Investment Securities	936,052	4,052,454	19,281	5,007,787
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,457,197	5,457,197
Farmer Mac Guaranteed Securities	—	—	9,491	9,491
Total Farmer Mac Guaranteed Securities	—	—	5,466,688	5,466,688
USDA Securities:
Trading	—	—	1,066	1,066
Total USDA Securities	—	—	1,066	1,066
Financial derivatives	680	30,753	—	31,433
Guarantee Asset	—	—	5,733	5,733
Total Assets at fair value	$936,732	$4,083,207	$5,492,768	$10,512,707
Liabilities:
Financial derivatives	$—	$128,530	$—	$128,530
Total Liabilities at fair value	$—	$128,530	$—	$128,530
(1) Level 3 assets represent 18% of total assets and 52% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2024 or December 31, 2023.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the three months ended March 31, 2024 and 2023, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three months ended March 31, 2024 and 2023.

Table 9.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2024
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized losses included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,082	$—	$—	$1	$—	$198	$19,281
Total available-for-sale	19,082	—	—	1	—	198	19,281
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,522,712	50,000	(63,955)	27	(80,694)	29,107	5,457,197
Farmer Mac Guaranteed Securities	9,767	—	(177)	—	—	(99)	9,491
Total available-for-sale	5,532,479	50,000	(64,132)	27	(80,694)	29,008	5,466,688
USDA Securities:
Trading	1,241	—	(174)	—	(1)	—	1,066
Total USDA Securities	1,241	—	(174)	—	(1)	—	1,066
Guarantee and commitment obligations:
Guarantee Asset	5,831	—	(85)	—	(13)	—	5,733
Total Guarantee and commitment obligations	5,831	—	(85)	—	(13)	—	5,733
Total Assets at fair value	$5,558,633	$50,000	$(64,391)	$28	$(80,708)	$29,206	$5,492,768

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2023
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains included in Income	Unrealized (losses)/gains included in Other Comprehensive Income	Ending Balance
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

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of March 31, 2024 and December 31, 2023:

Table 9.3

	As of March 31, 2024
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,281	Indicative bids	Range of broker quotes	98.0% - 98.0% (98.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,457,197	Discounted cash flow	Discount rate	5.0% - 5.8% (5.3%)
Farmer Mac Guaranteed Securities	$9,491	Discounted cash flow	Discount rate	8.0%
			CPR	3%

USDA Securities	$1,066	Discounted cash flow	Discount rate	5.7% - 5.8% (5.7%)
			CPR	12% - 12% (12%)

Guarantee Asset	$5,733	Discounted cash flow	Discount rate	8.0%
			CPR	3%

	As of December 31, 2023
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,082	Indicative bids	Range of broker quotes	97.0% - 97.0% (97.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,522,712	Discounted cash flow	Discount rate	4.7% - 5.4% (5.0%)
Farmer Mac Guaranteed Securities	$9,767	Discounted cash flow	Discount rate	8.3%
			CPR	3%

USDA Securities	$1,241	Discounted cash flow	Discount rate	5.4% - 5.4% (5.4%)
			CPR	12% - 12% (12%)

Guarantee Asset	$5,831	Discounted cash flow	Discount rate	8.3%
			CPR	3%

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of March 31, 2024 and December 31, 2023:

Table 9.4

	As of March 31, 2024		As of December 31, 2023
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$745,105	$745,105	$888,707	$888,707
Investment securities	5,069,547	5,068,443	4,981,249	4,979,504
Farmer Mac Guaranteed Securities	9,889,495	9,921,620	9,710,074	9,745,548
USDA Securities	2,016,076	2,334,093	2,036,046	2,355,412
Loans	10,632,530	11,233,071	10,426,021	11,039,349
Financial derivatives	31,433	31,433	37,478	37,478
Guarantee and commitment fees receivable	55,856	48,130	58,465	49,832
Financial liabilities:
Notes payable	25,825,161	26,509,011	25,670,971	26,336,542
Debt securities of consolidated trusts held by third parties	1,244,879	1,325,289	1,268,563	1,351,069
Financial derivatives	128,530	128,530	117,131	117,131
Guarantee and commitment obligations	53,591	45,866	56,195	47,563

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

The following tables present core earnings for Farmer Mac's segments and a reconciliation to consolidated net income for the three months ended March 31, 2024 and 2023.

Table 10.1

Core Earnings by Business Segment
For the Three Months Ended March 31, 2024
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$33,889	$7,971	$7,265	$2,049	$34,719	$475	$—	$—		$86,368
Less: reconciling adjustments(1)(2)(3)	(1,046)	—	(33)	—	(2,245)	—	—	3,324		—
Net effective spread	32,843	7,971	7,232	2,049	32,474	475	—	3,324		—
Guarantee and commitment fees	4,484	87	349	62	—	—	—	(1,065)		3,917
Other income(3)	995	12	—	—	—	4	66	2,251		3,328
Total revenues	38,322	8,070	7,581	2,111	32,474	479	66	4,510		93,613

(Provision for)/release of losses	(561)	378	3,017	(1,034)	—	1	—	—		1,801

Release of reserve for losses	64	—	5	—	—	—	—	—		69
Operating expenses	—	—	—	—	—	—	(27,237)	—		(27,237)
Total non-interest expense	64	—	5	—	—	—	(27,237)	—		(27,168)
Core earnings before income taxes	37,825	8,448	10,603	1,077	32,474	480	(27,171)	4,510	(4)	68,246
Income tax (expense)/benefit	(7,943)	(1,774)	(2,227)	(226)	(6,819)	(101)	5,537	(947)		(14,500)
Core earnings before preferred stock dividends	29,882	6,674	8,376	851	25,655	379	(21,634)	3,563	(4)	53,746
Preferred stock dividends	—	—	—	—	—	—	(6,791)	—		(6,791)
Segment core earnings/(losses)	$29,882	$6,674	$8,376	$851	$25,655	$379	$(28,425)	$3,563	(4)	$46,955

Total Assets	$15,240,436	$1,637,460	$7,003,165	$578,709	$—	$5,190,082	$122,339	$—		$29,772,191
Total on- and off-balance sheet program assets at principal balance	$18,900,906	$1,766,294	$7,437,723	$742,307	$—	$—	$—	$—		$28,847,230
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

Core Earnings by Business Segment
For the Three Months Ended March 31, 2023
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$33,511	$7,148	$5,540	$858	$32,544	$(543)	$—	$—		$79,058
Less: reconciling adjustments(1)(2)(3)	(1,046)	—	(33)	—	(806)	—	—	1,885		—
Net effective spread	32,465	7,148	5,507	858	31,738	(543)	—	1,885		—
Guarantee and commitment fees	4,292	53	281	28	—	—	—	(721)		3,933
Other income/(expense)(3)	1,067	—	—	—	—	—	—	558		1,625
Total revenues	37,824	7,201	5,788	886	31,738	(543)	—	1,722		84,616

Release of/(provision for) losses	128	(4,301)	3,484	138	—	4	—	—		(547)

(Provision for)/release of reserve for losses	(577)	—	374	—	—	—	—	—		(203)
Operating expenses	—	—	—	—	—	—	(23,713)	—		(23,713)
Total non-interest expense	(577)	—	374	—	—	—	(23,713)	—		(23,916)
Core earnings before income taxes	37,375	2,900	9,646	1,024	31,738	(539)	(23,713)	1,722	(4)	60,153
Income tax (expense)/benefit	(7,849)	(609)	(2,026)	(215)	(6,665)	113	4,495	(362)		(13,118)
Core earnings before preferred stock dividends	29,526	2,291	7,620	809	25,073	(426)	(19,218)	1,360	(4)	47,035
Preferred stock dividends	—	—	—	—	—	—	(6,791)	—		(6,791)
Segment core earnings/(losses)	$29,526	$2,291	$7,620	$809	$25,073	$(426)	$(26,009)	$1,360	(4)	$40,244

Total Assets	$14,549,275	$1,515,976	$6,444,264	$286,824	$—	$4,998,854	$144,754	$—		$27,939,947
Total on- and off-balance sheet program assets at principal balance	$17,685,961	$1,599,982	$6,889,682	$308,493	$—	$—	$—	$—		$26,484,118
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the quarter ended March 31, 2024. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage
Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on February 23, 2024
(the "2023 Annual Report").

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
•changes in capital position;
•future dividend payments; and
•other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve assumptions, estimates, and the evaluation of risks and uncertainties. Various factors or events, both known and unknown, could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Farmer Mac's 2023 Annual Report, as well as uncertainties about:

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

Overview

Farmer Mac is driven by its mission to increase the accessibility of financing for American agriculture and rural infrastructure. As a secondary market provider for our nation's agricultural and rural infrastructure credit, we provide financial solutions to a broad spectrum of customers supporting rural America, including agricultural lenders, agribusinesses, and rural electric cooperatives. We are uniquely positioned to facilitate competitive access to financing that fuels growth, innovation, and prosperity in America's rural and agricultural communities. Farmer Mac also serves as a critical investment tool for a number of entities – such as states, counties, municipalities, pension funds, banks, public trust funds, and credit unions – by offering investment opportunities that may diversify their investment portfolios and provide possibilities to earn a competitive return on their investment dollars.

During first quarter 2024:

•we provided $1.4 billion in liquidity and lending capacity to lenders serving rural America;
•we maintained strong liquidity in our investment portfolio well above regulatory requirements; and
•we maintained our strong capital position, well above regulatory requirements, and uninterrupted access to the debt capital markets.

Farmer Mac’s performance during first quarter 2024, described in more detail below, reflects the success of our continued focus on pursuing new channels and innovative ways to further our mission to increase the accessibility of financing for American agriculture and rural infrastructure. Despite recent macroeconomic concerns such as inflation, elevated interest rates, and geopolitical conflicts, Farmer Mac continued to deliver solid financial results. These financial results for first quarter 2024 reflected a variety of factors, including:

•our disciplined approach to interest rate risk management that helps to protect earnings from the effects of interest rate volatility and has been accretive to Farmer Mac during periods of rising interest rates;
•effective capital strategies that resulted in advantageous funding in an elevated interest rate environment in the current period; and
•an increase in outstanding business volume at higher spreads while maintaining strong overall credit quality.

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

Table 1

	For the Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
	(in thousands)
Net income attributable to common stockholders	$46,955	$40,828	$40,244
Core earnings	43,392	44,922	38,884

The $6.1 million sequential increase in net income attributable to common stockholders was due to a $3.3 million after-tax increase in net interest income, a $3.1 million after-tax increase in the fair value of undesignated financial derivatives, and a $1.0 million after-tax decrease in our provision for credit losses. These factors were partially offset by a $1.6 million after-tax increase in operating expenses.

The $6.7 million year-over-year increase in net income attributable to common stockholders was due to a $5.8 million after-tax increase in net interest income, a $2.1 million after-tax decrease in our provision for credit losses, and a $1.3 million after-tax increase in the fair value of undesignated financial derivatives. These factors were partially offset by a $2.8 million increase in operating expenses.

The $1.5 million sequential decrease in core earnings was due to a $1.2 million after-tax decrease in net effective spread and a $1.6 million after-tax increase in operating expenses. These factors were partially offset by a $1.0 million after-tax decrease in our provision for credit losses.

The $4.5 million year-over-year increase in core earnings was due to a $4.6 million after-tax increase in net effective spread and a $2.1 million after-tax decrease in our provision for credit losses. These factors were partially offset by a $2.8 million increase in operating expenses.

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

Table 2

	For the Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
	(in thousands)
Net interest income	$86,368	$82,169	$79,058
Net interest yield %	1.15%	1.12%	1.14%
Net effective spread	$83,044	$84,551	$77,173
Net effective spread %	1.14%	1.19%	1.15%

The $4.2 million sequential increase in net interest income was primarily due to a $6.6 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives) and was partially offset by the reversal of $1.2 million of accrued interest income that was placed on non-accrual during the quarter. In percentage terms, the 0.03% increase was primarily attributable to net fair value changes from designated financial derivatives.

The $7.3 million year-over-year increase in net interest income for 2024 compared to 2023 was primarily attributable to a $3.7 million increase from net new business volume and a $3.1 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). In percentage terms, the year-over-year 0.01% increase was primarily attributable to net fair value changes from designated financial derivatives.

The $1.5 million and the 0.05% sequential decrease in net effective spread was primarily due to the reversal of $1.2 million of accrued interest income on loans placed on non-accrual during the quarter.

The $5.9 million year-over-year increase in net effective spread was primarily due to a $3.4 million increase from net new business volume and a $1.7 million decrease in non-GAAP funding costs, due to increasing yields on interest-earning assets on our short-term investments that are funded by non-interest bearing excess equity. In percentage terms, the year-over-year decrease of 0.01% was primarily attributable to a decrease of 0.02% on net new business volume and was partially offset by a decrease of 0.01% in non-GAAP funding costs.

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

Business Volume

Our outstanding business volume was $28.8 billion as of March 31, 2024, a net increase of $0.4 billion from December 31, 2023 after taking into account all new business, maturities, and paydowns on existing assets. The net increase was primarily attributable to a net increase of $0.2 billion in the Rural Infrastructure Finance line of business, primarily driven by net new Renewable Energy loan volume, and a net increase of $0.2 billion in the Agricultural Finance line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
Core capital	$1,484,461	$1,452,008
Capital in excess of minimum capital level required	612,127	589,399

The increase in capital in excess of the minimum capital level required was primarily due to an increase in retained earnings.

Credit Quality

The following table presents Agricultural Finance on- and off-balance sheet substandard assets, in dollars and as a percentage of the respective portfolio as of March 31, 2024 and December 31, 2023:

Table 4

	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
March 31, 2024	$225,895	2.9%	$29,319	0.9%
December 31, 2023	152,865	2.0%	33,086	1.0%

Increase/(decrease) from prior year-ending	$73,030	0.9%	$(3,767)	(0.1)%
The increase of $73.0 million in on-balance sheet substandard assets during first quarter was primarily driven by credit downgrades in permanent plantings, livestock, crops, part-time farms, and agricultural storage and processing. The $3.8 million decrease in substandard assets in our off-balance sheet portfolios during first quarter was primarily due to credit upgrades in permanent plantings, crops, and livestock and was partially offset by credit downgrades in part-time farms. Although substandard Agricultural Finance loans increased during the quarter, there was not a significant provision for loss associated with that increase because of the net realizable value of those loans.
There were no substandard assets in the Rural Infrastructure Finance portfolio as of March 31, 2024. There was one substandard asset with an outstanding balance of $29.4 million in the Rural Infrastructure Finance portfolio as of December 31, 2023.
For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 25 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

The following table presents 90-day delinquencies for the on- and off-balance sheet Agricultural Finance portfolios in dollars and as a percentage of the respective balance sheet category as of March 31, 2024 and December 31, 2023:

Table 5

	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
March 31, 2024	$67,256	0.85%	$9,569	0.29%
December 31, 2023	32,893	0.42%	1,784	0.05%

Increase/(decrease) from prior year-ending	$34,363	0.43%	$7,785	0.24%
On-balance sheet Agricultural Finance assets 90 or more days delinquent increased in permanent plantings, crops, and livestock. Off-balance sheet Agricultural Finance assets 90 days or more delinquent increased in permanent plantings and was partially offset by decreases in crops and part-time farms. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet Agricultural Finance portfolio represented over half of the aggregate 90-day delinquencies as of March 31, 2024.

As of both March 31, 2024 and December 31, 2023, there were no 90-day delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loan purchases and loans underlying LTSPCs.

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

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$46,955	$40,244
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	1,683	916
Gains/(losses) on hedging activities due to fair value changes	3,002	(105)
Unrealized (losses)/gains on trading securities	(14)	359
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	31	29
Net effects of terminations or net settlements on financial derivatives	(192)	523
Income tax effect related to reconciling items	(947)	(362)
Sub-total	3,563	1,360
Core earnings	$43,392	$38,884

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$83,044	$77,173
Guarantee and commitment fees(2)	4,982	4,654
Other(3)	1,077	1,067
Total revenues	89,103	82,894

Credit related expense (GAAP):
(Release of)/provision for losses	(1,870)	750
Total credit related expense	(1,870)	750

Operating expenses (GAAP):
Compensation and employee benefits	18,257	15,351
General and administrative	8,255	7,527
Regulatory fees	725	835
Total operating expenses	27,237	23,713

Net earnings	63,736	58,431
Income tax expense(4)	13,553	12,756
Preferred stock dividends (GAAP)	6,791	6,791
Core earnings	$43,392	$38,884

Core earnings per share:
Basic	$4.00	$3.60
Diluted	$3.96	$3.56
Weighted-average shares:
Basic	10,847	10,802
Diluted	10,969	10,918
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

Table 7

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands, except per share amounts)
GAAP - Basic EPS	$4.33	$3.73
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	0.16	0.09
Gains/(losses) on hedging activities due to fair value changes	0.28	(0.01)
Unrealized (losses)/gains on trading securities	—	0.03
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—
Net effects of terminations or net settlements on financial derivatives	(0.02)	0.05
Income tax effect related to reconciling items	(0.09)	(0.03)
Sub-total	0.33	0.13
Core Earnings - Basic EPS	$4.00	$3.60

Shares used in per share calculation (GAAP and Core Earnings)	10,847	10,802

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$4.28	$3.69
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	0.15	0.09
Gains/(losses) on hedging activities due to fair value changes	0.28	(0.01)
Unrealized (losses)/gains on trading securities	—	0.03
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—
Net effects of terminations or net settlements on financial derivatives	(0.02)	0.05
Income tax effect related to reconciling items	(0.09)	(0.03)
Sub-total	0.32	0.13
Core Earnings - Diluted EPS	$3.96	$3.56

Shares used in per share calculation (GAAP and Core Earnings)	10,969	10,918

The non-GAAP reconciling items between net income attributable to common stockholders and core earnings are:

1. Gains on financial derivatives due to fair value changes are presented by two reconciling items in Table 6 above: (a) Gains on undesignated financial derivatives due to fair value changes; and (b) Gains/(losses) on hedging activities due to fair value changes.

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

Net Interest Income. The following table provides information about interest-earning assets and funding for the quarters ended March 31, 2024 and 2023. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis. Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly. The average balance of loans in consolidated trusts with beneficial interests owned by third parties (single-class) and for which Farmer Mac guarantees all classes of securities issued is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities. The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 8

	For the Three Months Ended
	March 31, 2024			March 31, 2023
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$6,244,375	$84,924	5.44%	$5,671,148	$59,703	4.21%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	22,842,007	302,403	5.30%	21,282,336	247,047	4.64%
Total interest-earning assets	29,086,382	387,327	5.33%	26,953,484	306,750	4.55%
Funding:
Notes payable due within one year	2,404,211	31,083	5.17%	3,557,746	36,032	4.05%
Notes payable due after one year(2)	24,735,683	270,928	4.38%	21,872,564	192,715	3.52%
Total interest-bearing liabilities(3)	27,139,894	302,011	4.45%	25,430,310	228,747	3.60%
Net non-interest-bearing funding	1,946,488	—		1,523,174	—
Total funding	29,086,382	302,011	4.15%	26,953,484	228,747	3.39%
Net interest income/yield prior to consolidation of certain trusts	29,086,382	85,316	1.17%	26,953,484	78,003	1.16%
Net effect of consolidated trusts(4)	852,883	1,052	0.49%	895,671	1,055	0.47%
Net interest income/yield	$29,939,265	$86,368	1.15%	$27,849,155	$79,058	1.14%
(1)Excludes interest income of $9.0 million and $8.5 million in first quarter 2024 and 2023, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(2)Includes current portion of long-term notes.

(3)Excludes interest expense of $7.9 million and $7.5 million in first quarter 2024 and 2023, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
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

Table 9

	For the Three Months Ended March 31, 2024 Compared to Same Period in 2023
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$18,733	$6,488	$25,221
Loans, Farmer Mac Guaranteed Securities and USDA Securities	36,379	18,977	55,356
Total	55,112	25,465	80,577
Expense from other interest-bearing liabilities	57,081	16,183	73,264
Change in net interest income prior to consolidation of certain trusts(1)	$(1,969)	$9,282	$7,313
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

Table 10

	For the Three Months Ended
	March 31, 2024		March 31, 2023
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$86,368	1.15%	$79,058	1.14%
Net effects of consolidated trusts	(1,052)	0.02%	(1,055)	0.02%
Expense related to undesignated financial derivatives	(34)	—%	(1,626)	(0.02)%
Amortization of premiums/discounts on assets consolidated at fair value	(27)	—%	(23)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	791	0.01%	714	0.01%
Fair value changes on fair value hedge relationships	(3,002)	(0.04)%	105	—%
Net effective spread	$83,044	1.14%	$77,173	1.15%

The $5.9 million year-over-year increase in net effective spread was primarily due to a $3.4 million increase from net new business volume and a $1.7 million decrease in non-GAAP funding costs, due to increasing yields on interest-earning assets on our short-term investments that are funded by non-interest bearing excess equity. In percentage terms, the year-over-year decrease of 0.01% was primarily attributable to a decrease of 0.02% on net new business volume and was partially offset by a decrease of 0.01% in non-GAAP funding costs.

See Note 10 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three month period ended March 31, 2024 and 2023:

Table 11

	For the Three Months Ended
	March 31, 2024			March 31, 2023
	Allowance for Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended
Beginning Balance	$16,589	$1,711	$18,300	$15,731	$1,433	$17,164
(Release of)/provision for losses	(1,801)	(69)	(1,870)	547	203	750
Ending Balance	$14,788	$1,642	$16,430	$16,278	$1,636	$17,914

See Notes 5 and 6 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

During first quarter 2024, we recorded a $1.9 million net release from the total allowance for losses primarily as a result of a single telecommunications loan that completed a restructuring, which resulted in an improved collateral position and a paydown of approximately 15% of its previously unpaid principal balance. The improvement on that one loan was partially offset by a provision for losses related to net new business volume.

Guarantee and Commitment Fees. The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the three months ended March 31, 2024 and 2023:

Table 12

	For the Three Months Ended
			Change
	March 31, 2024	March 31, 2023	$	%
	(dollars in thousands)
Contractual guarantee and commitment fees	$3,904	$3,705	$199	5%
Guarantee obligation amortization	1,782	1,768	14	1%
Guarantee asset fair value changes	(1,769)	(1,540)	(229)	(15)%
Guarantee and commitment fee income	$3,917	$3,933	$(16)	—%

Guarantee and commitment fees increased for the three months ended March 31, 2024 compared to 2023, which was due to increases in the average outstanding balance of LTSPCs during the period. As adjusted for the core earnings presentation, guarantee and commitment fees were $5.0 million for the three months ended March 31, 2024, compared to $4.7 million for the three months ended March 31, 2023.

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

Gains on financial derivatives. The components of gains and losses on financial derivatives for the three months ended March 31, 2024 and 2023 are summarized in the following table:

Table 13

	For the Three Months Ended
			Change
	March 31, 2024	March 31, 2023	$	%
	(dollars in thousands)
Gains due to fair value changes	$1,683	$916	$767	84%
Accrual of contractual payments	(34)	(1,626)	1,592	(98)%
Gains due to terminations or net settlements	430	1,109	(679)	(61)%
Gains on financial derivatives	$2,079	$399	$1,680	421%

These changes in fair value are primarily the result of fluctuations in long-term interest rates. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are undesignated financial derivatives is shown as income or expense related to financial derivatives. Payments or receipts to terminate undesignated derivative positions or net cash settled forward sales contracts on the debt of other GSEs and undesignated U.S. Treasury security futures and initial cash payments received upon the inception of certain undesignated swaps are included in "Gains due to terminations or net settlements" in the table above. See Note 4 to the consolidated financial statements for more information about Farmer Mac's financial derivatives.

Table 14

	For the Three Months Ended
			Change
	March 31, 2024	March 31, 2023	$	%
	(dollars in thousands)
Compensation and employee benefits	$18,257	$15,351	$2,906	19%
General and administrative	8,255	7,527	728	10%
Regulatory fees	725	835	(110)	(13)%
Total Operating Expenses	$27,237	$23,713	$3,524	15%

Compensation and Employee Benefits. The increase in compensation and employee benefits expenses for first quarter 2024 compared to 2023 was largely due to increased headcount and increased stock compensation expense.

General and Administrative Expenses (G&A). The increase in G&A expenses for first quarter 2024 compared to 2023 was primarily due to increased spending on software licenses and information technology and other consultants to support growth and strategic initiatives. One of those initiatives is a multi-year effort to replace Farmer Mac's platform for securities trades and to implement a treasury management system. That initiative is expected to be completed during 2024.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three months ended March 31, 2024 and 2023:

Table 15

	For the Three Months Ended
			Change
	March 31, 2024	March 31, 2023	$	%
	(dollars in thousands)
Income tax expense	$14,500	$13,118	$1,382	11%
Effective tax rate	21.2%	21.8%		(0.6)%

Business Volume.

The following table sets forth the net growth or decrease in Farmer Mac's lines of business for the three months ended March 31, 2024 and 2023:

Table 16

Net New Business Volume
		For the Three Months Ended
		March 31, 2024	March 31, 2023
	On or Off Balance Sheet	Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$114,093	$(313,028)
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	(13,756)	(19,661)
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	(9,108)	276,442
IO-FMGS(2)	On-balance sheet	(177)	(433)
USDA Securities	On-balance sheet	(13,978)	(50,607)
AgVantage Securities(1)	On-balance sheet	160,000	70,000
LTSPCs and unfunded loan commitments	Off-balance sheet	(115,568)	7,762
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(8,759)	(12,858)
Loans serviced for others	Off-balance sheet	(20,642)	(448)
Total Farm & Ranch		$92,105	$(42,831)
Corporate AgFinance:
Loans	On-balance sheet	$(1,217)	$6,611
AgVantage Securities(1)	On-balance sheet	80,486	(21,915)
Unfunded loan commitments	Off-balance sheet	(6,954)	11,779
Total Corporate AgFinance		$72,315	$(3,525)
Total Agricultural Finance		$164,420	$(46,356)
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$14,018	$89,922
AgVantage Securities(1)	On-balance sheet	(19,175)	471,229
LTSPCs and unfunded loan commitments	Off-balance sheet	(37,843)	(31,011)
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	—	(71)
Total Rural Utilities		$(43,000)	$530,069
Renewable Energy:
Loans	On-balance sheet	$137,972	$66,916
Unfunded loan commitments	Off-balance sheet	116,814	11,407
Total Renewable Energy		$254,786	$78,323
Total Rural Infrastructure Finance		$211,786	$608,392
Total		$376,206	$562,036
(1)Categories of Farmer Mac Guaranteed Securities.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Farmer Mac's outstanding business volume was $28.8 billion as of March 31, 2024, a net increase of $0.4 billion from December 31, 2023 after taking into account all new business, maturities, and paydowns on existing assets.

The $0.1 billion net increase in Farm & Ranch during first quarter 2024 resulted from $0.7 billion of new purchases, commitments, and guarantees, partially offset by $0.6 billion of scheduled maturities and repayments. Included in the $0.7 billion is the purchase of $308.3 million of Farm & Ranch loans, which included the acquisition of a pool of loans totaling $57.2 million from a single agricultural lender. That agricultural lender's capital planning provided the opportunity to purchase that pool of loans. Scheduled loan maturities and repayments in the aggregate amount of $194.2 million partially offset those purchases.

Farmer Mac also purchased a total of $0.3 billion in Farm & Ranch AgVantage Securities during first quarter 2024, which primarily reflected the refinancing of maturing securities and opportunistic new purchases. The $0.3 billion in gross purchases was partially offset by $0.1 billion in scheduled maturities.

The $72.3 million net increase in Corporate AgFinance during first quarter 2024 resulted from $0.3 billion of new purchases and unfunded loan commitments, which was partially offset by $0.2 billion of scheduled maturities, repayments, and paydowns on revolving commitments. Included in the $0.3 billion is $131.6 million of purchases of Corporate AgFinance AgVantage Securities, which was partially offset by $51.0 million of scheduled maturities.

The $43.0 million net decrease in Rural Utilities during first quarter 2024 resulted from $116.2 million of new purchases, unfunded loan commitments, and guarantees, which was more than offset by $159.2 million of scheduled maturities and repayments.

The $254.8 million net increase in Renewable Energy during first quarter 2024 primarily reflects $347.9 million in loan purchases and unfunded commitments, partially offset by $93.1 million in repayments. The net increase in Renewable Energy loan purchases and unfunded commitments primarily reflects the continued strong demand for renewable power generation and storage.

Farmer Mac's outstanding business volume was $26.5 billion as of March 31, 2023, a net increase of $0.6 billion from December 31, 2022 after taking into account all new business, scheduled maturities, and paydowns on existing assets.

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

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 17

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands)
AgVantage securities	$411,550	$695,200
Structured securitization transactions (not consolidated)	—	—
Loans securitized and held in consolidated trusts with beneficial interests owned by third parties (structured and single-class)	15,936	285,201
Total Farmer Mac Guaranteed Securities Issuances	$427,486	$980,401

Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those securitized loans.

During the three months ended March 31, 2024 and 2023, Farmer Mac realized no gains or losses from the securitization of loans that it holds in consolidated trusts. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets.

During the three months ended March 31, 2024 and 2023, Farmer Mac realized no gains or losses from the issuance of Farmer Mac Guaranteed USDA Securities or AgVantage Securities.

The following table sets forth information about outstanding volume in each of Farmer Mac's lines of business as of the dates indicated:

Table 18

Outstanding Business Volume
	On or Off Balance Sheet	As of March 31, 2024	As of December 31, 2023
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$5,247,543	$5,133,450
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	857,156	870,912
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	552,241	561,349
IO-FMGS(2)	On-balance sheet	9,232	9,409
USDA Securities	On-balance sheet	2,354,894	2,368,872
AgVantage Securities(1)	On-balance sheet	5,995,000	5,835,000
LTSPCs and unfunded loan commitments	Off-balance sheet	2,884,375	2,999,943
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	443,843	452,602
Loans serviced for others	Off-balance sheet	556,622	577,264
Total Farm & Ranch		$18,900,906	$18,808,801
Corporate AgFinance:
Loans	On-balance sheet	$1,258,506	$1,259,723
AgVantage Securities(1)	On-balance sheet	369,365	288,879
Unfunded loan commitments	Off-balance sheet	138,423	145,377
Total Corporate AgFinance		$1,766,294	$1,693,979
Total Agricultural Finance		$20,667,200	$20,502,780
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$3,108,495	$3,094,477
AgVantage Securities(1)	On-balance sheet	3,879,293	3,898,468
LTSPCs and unfunded loan commitments	Off-balance sheet	449,935	487,778
Total Rural Utilities		$7,437,723	$7,480,723
Renewable Energy:
Loans	On-balance sheet	$578,258	$440,286
Unfunded loan commitments	Off-balance sheet	164,049	47,235
Total Renewable Energy		$742,307	$487,521
Total Rural Infrastructure Finance		$8,180,030	$7,968,244
Total		$28,847,230	$28,471,024
(1)A type of Farmer Mac Guaranteed Security.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of March 31, 2024:

Table 19

Schedule of Principal Amortization as of March 31, 2024
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2024	$417,499	$280,343	$81,223	$779,065
2025	615,750	384,331	113,111	1,113,192
2026	604,890	312,506	116,522	1,033,918
2027	725,049	232,515	119,954	1,077,518
2028	860,499	259,195	119,236	1,238,930
Thereafter	8,378,512	2,414,465	2,002,118	12,795,095
Total	$11,602,199	$3,883,355	$2,552,164	$18,037,718

Of Farmer Mac's $28.8 billion outstanding principal balance of business volume as of March 31, 2024, $10.2 billion were AgVantage securities included in the Agricultural Finance and Rural Infrastructure Finance lines of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of March 31, 2024:

Table 20

AgVantage Balances by Year of Maturity
As of
March 31, 2024
(in thousands)
2024	$2,541,573
2025	1,833,825
2026	1,196,415
2027	1,057,248
2028	678,607
Thereafter(1)	2,935,990
Total	$10,243,658
(1)Includes various maturities ranging from 2029 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.0 years as of March 31, 2024.

Outlook

Business Outlook

Products and Portfolio
Farmer Mac serves a vital role in serving rural America by offering liquidity, capital, and risk management tools as a secondary market that help increase the accessibility of financing for American agriculture and rural infrastructure. The growth trajectory of Farmer Mac is closely tied to the capital and liquidity needs of the lending institutions serving agriculture and rural infrastructure businesses and the overall financial health of borrowers in these sectors. Despite significant increases in market interest rates over the past two years and global and economic volatility, Farmer Mac was able to increase outstanding business volume and net effective spread by 8.9% and 7.6%, respectively, in first quarter 2024 versus first quarter 2023. The increase in outstanding business volume and net effective spread primarily reflects Farmer Mac's effective and active asset-liability and capital management strategies, the diversification of Farmer Mac’s business model, and the resiliency of the agriculture and rural infrastructure sectors.

Several factors continue to influence business volume growth dynamics. The rise in market interest rates that have persisted over the past few years has had a direct impact on Farmer Mac’s Farm & Ranch product interest rates, and there generally exists an inverse correlation between Farm & Ranch new loan purchase volumes and changes in Farm & Ranch product interest rates, with higher product interest rates slowing portfolio loan prepayments. The net effect of these forces contributed to positive Farm & Ranch loan purchase portfolio growth in first quarter 2024 as new Farm & Ranch loan purchases outpaced loan prepayments. Future changes in monetary policy, sustained elevated product interest rates, and the financial health of borrowers are anticipated to influence the demand for Agricultural Finance mortgage loans and the pace of repayments. Another factor contributing to the growth in Farm & Ranch loan purchases in first quarter 2024 was the acquisition of a pool of loans totaling $57.2 million to support an agriculture lender’s capital efficiency needs. Future opportunities to purchase pools of eligible loans may be prevalent as financial institutions continue to manage their capital efficiency, loan and deposit growth, and liquidity needs. Farmer Mac continued to experience significant momentum in its wholesale finance product during first quarter 2024, driven by volatile market credit spreads resulting in greater liquidity and diversification needs from our counterparties. Future growth will be determined by market interest rates and credit spreads, overall economic conditions, and the relative value of Farmer Mac’s products versus the broader market. Corporate AgFinance loan purchases and unfunded commitments remained relatively flat in first quarter 2024 at $1.4 billion due to large prepayments and volatile transaction velocity due to market and economic uncertainty. The Rural Infrastructure Finance segments showed strong business volume growth in first quarter 2024, primarily driven by increased investment activity and additional financing for renewable energy projects in response to continued strong demand for renewable power generation and storage.

Opportunities for profitable future growth include Farmer Mac's potential role in alleviating liquidity, equity capital, and return-on-equity capital challenges faced by agricultural and rural infrastructure lenders. The suite of Farmer Mac's offerings encompasses loan and portfolio purchases, participations, guarantees, LTSPCs, wholesale funding, and securitizations. Ongoing business and product development efforts continue to attract institutional investors and nontraditional lenders, resulting in the diversification of Farmer Mac's customer base and product set, potentially generating increased product demand from new sources. Farmer Mac’s improved loan servicing capabilities enhance our loan portfolio purchase value proposition, adding new product offerings to an increasingly diverse customer base.

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

Operations
During first quarter 2024, Farmer Mac was not affected by the liquidity concerns that continued to affect many regional and national banks due to fluctuations caused by elevated interest rates and deposit withdrawals. Unlike depository institutions, Farmer Mac's funding strategies do not rely on deposits, allowing us to navigate beyond short-term liquidity disruptions and to take advantage of increased opportunities in a competitive lending environment. Our funding advantage over regional and national banks is also aided by the fact that our debt has a contractual term to maturity and that only we have the ability to call our callable debt before its original maturity date when market conditions are beneficial to Farmer Mac. In contrast, depository institutions largely rely on demand deposit accounts in which the depositors hold the right to withdraw at any time. Because of these differences in funding strategies, certain economic disruptions may have a positive impact on Farmer Mac’s funding costs relative to the overall market.

The increase in short-term rates during the last two years has provided an asymmetric benefit to Farmer Mac's earnings as a result of effective capital allocation and interest rate risk strategies. Our proactive equity capital allocation strategies can help to limit the possible downside effect to earnings when rates decline. Farmer Mac's fundamental asset-liability management approach, which effectively matches the duration and convexity of assets and liabilities in all rate environments, also helps to minimize earnings volatility during periods of short-term interest rate fluctuations.

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

Agricultural Finance Industry Outlook

Farm Incomes
Overall farm incomes fell in 2023 and are forecast to fall again in 2024 . According to the USDA, net cash farm income peaked at $202.2 billion in 2022, a new all-time high. The primary driver of increased profitability in 2022 was higher cash revenues, in contrast to 2019 and 2020, when elevated government support payments supported farm incomes. The USDA currently estimates that net cash farm income dropped 21% in 2023 and will decrease another 24% in 2024, due primarily to lower commodity prices and higher farm expenses. Still, the average farm income in 2023 and 2024 would be 10% higher than the 10-year average if the USDA's projections are realized. This underscores the continued strength in farm profitability.

Commodity prices may see increased volatility in 2024 due to a rebound in global supply levels. Rising production in recent years pressured some tree nut prices, including almonds and walnuts. For tree nuts, lower planted acreage in recent years combined with robust exports this marketing year are providing moderate support for prices. Within the livestock and animal protein sector, producers could see offsetting benefits from lower feed costs, particularly the cattle sector. Broadly speaking, farm expenses could also abate somewhat in 2024, with lower expected feed, fertilizer, and fuel costs partially offset by higher expected interest, labor, and rental rates. Demand for corn and soybean by-products could see a boost later in 2024 as renewable diesel and sustainable aviation fuel markets mature.

Land Values
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

Farmland value growth rates moderated in the second half of 2023 in the face of continued higher market interest rates. The Federal Reserve Bank of Chicago AgLetter reported a 6% gain in farmland values in the Seventh District (primarily Iowa, Indiana, Illinois, and Wisconsin) between January 2023 and January 2024. This was down from a 12% increase over the previous 12-month period. Data from the Federal Reserve Bank of Kansas City show a similar rise in land values in the Tenth District (primarily Kansas, Missouri, Nebraska, and Oklahoma) during that same period. Growth rates in land values could continue to moderate in 2024 due to compressing farm profitability and the higher interest rate environment, particularly in states like California where there are multiple headwinds. Acknowledging this, a general low supply of available farmland and strong demand for the asset class across a wide variety of investors could help maintain balance in the farmland transaction markets.

While regional averages for farmland values generally provide a good barometer for the overall changes in U.S. farmland values, economic forces affecting land markets are highly localized, and some markets may experience greater volatility in farmland values than state or national averages indicate. Based on our robust collateral underwriting standards, we believe that our loan collateral is well-positioned to endure reasonably foreseeable volatility in farmland values that could result from external factors.

Markets and Weather
Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. Some of the external market conditions that could adversely affect the farm and food sectors in 2024 include foreign trade and trade policy, supply chain disruptions, and environmental conditions. The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand, making trade policy an important consideration for farms and food. The USDA projects that U.S. agriculture exports will drop to $170.5 billion in 2024, 5% lower than 2023 and down 13% relative to peak levels in 2022. Through February 2024, agricultural export values were down approximately 7% in 2024 compared to 2023. One challenge for U.S. exports has been the value of the U.S. dollar relative to competing exporters of agricultural goods. Slower global growth could also be a headwind for consumer-oriented products like animal proteins, dairy, fruits, and nuts, and Ukrainian corn and wheat production may eventually stabilize. Looking ahead, economic and geopolitical uncertainties such as conflicts in Eastern Europe and the Middle East could lead to higher volatility for the U.S. dollar during the year.

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

Broadly speaking, drought conditions across much of the U.S. have abated over the last two years. Long and persistent heat and drought conditions affected agricultural production regions in the western and midwestern parts of the United States in 2021 and 2022. There was a sizable improvement in conditions in 2023 for large portions of the West Coast, especially California. Drought conditions did intensify in other areas of the country throughout 2023, including Texas, Oklahoma, and New Mexico. Precipitation this winter helped alleviate this challenge, though. As of April 18, 2024, only 5% of the continental U.S. was classified as being in severe to exceptional drought according to data from the National Center for Environmental Information. This is down from 14% at the end of 2023. For loans in other areas that commonly experience exceptional drought (primarily in California), Farmer Mac's underwriting standards include an assessment of anticipated long-term water availability for the related property and how water availability impacts the collateral value and the borrower's liquidity position to mitigate that risk.

Agricultural Processing and Food Supply Chain
The production of food, feed, fiber, and biofuels has been economically viable in the past few years, but some factors may change in 2024. Rising consumer inflation boosted the profitability of the food processing and supply chains in 2021 and 2022. Lower consumer prices increased the volume of consumer spending but also limited the profit expansion of food and fiber businesses. Biofuels have gained more demand due to low-carbon regulations in several states and incremental tax benefits for the production of renewable diesel and sustainable aviation fuel. A large amount of planned biofuel projects and new facilities for 2024 and 2025 could raise the prices of raw materials such as corn and soybeans. A strong

U.S. dollar, trade issues, and a high risk of global economic turmoil could pose challenges for these sectors throughout 2024. Nonetheless, consumer spending remained strong in the first quarter of 2024, creating favorable conditions for value-added food, feed, fiber, and biofuel consumption. Credit demand in these sectors could grow in the next few quarters if interest rate policy moderates, inflation rises again, or economic uncertainty clears up.

Rural Infrastructure Finance Industry Outlook

Power and Energy
Economic conditions affecting rural power and electricity markets typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers have slowed, with an annual decrease in sales of 0.8% and an increase in revenue of 1.0%, respectively, in the last 12 months through January 2024 compared to January 2023. This decrease in sales was driven by a drop in the residential electricity sector. The average price of electricity to industrial customers increased 1.8% in January 2024 relative to 2023. Higher energy input prices, such as natural gas and coal, became a headwind in 2022. After two years of increased prices and heightened volatility, oil and natural gas prices moderated throughout much of 2023 and early 2024. Geopolitical uncertainty in the Middle East and Eastern Europe could increase energy price volatility, but power producers are generally able to pass higher input costs through to retail electricity prices as evidenced by higher retail electricity prices in 2022 and parts of 2023. Through March 31, 2024, Farmer Mac had not observed material degradation in the financial performance of its rural utilities portfolio, and that portfolio has never had a serious delinquency or default since its inception. Credit demand for electric cooperatives will likely be tied to ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure. These growth opportunities may be affected by the demand for electric power in rural areas, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Generally, these investments are expected to continue at historical levels based on the replacement and modernization of existing infrastructure.

Renewable Energy
Growth in renewable energy generation and deployment of energy storage technologies has the potential to continue to deepen Farmer Mac's relationships with existing customers through new business opportunities. According to data from the U.S. Energy Information Administration, renewable electricity capacity is expected to grow by 167% in the next ten years, compared to total electric capacity growth of 43%. The rising cost of fossil fuel-based inputs combined with the falling costs of renewable power generation may hasten this increase in capacity along with recently enacted legislation, such as the Inflation Reduction Act of 2022 that incentivizes domestic production in clean energy technologies such as solar and wind. Because of these policy tailwinds, analysis from Bloomberg New Energy Finance (BNEF) estimates that investors will put $2.5 trillion into renewable projects between 2021 and 2050. If realized, growth in renewable energy capacity has the potential to broaden Farmer Mac's customer base focused on financing renewable energy projects and companies. In response to this expected growth, Farmer Mac has hired industry-specialized staff and deployed new financing products tailored to the renewable energy sector, which represents a new and growing market opportunity for Farmer Mac.

Telecommunications
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

Legislative and Regulatory Outlook

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

Balance Sheet Review

The following table summarizes Farmer Mac's balance sheet as of the periods indicated:

Table 21

	As of		Change
	March 31, 2024	December 31, 2023	$	%
	(in thousands)
Assets
Cash and cash equivalents	$745,105	$888,707	$(143,602)	(16)%
Investment securities	5,068,443	4,979,504	88,939	2%
Farmer Mac Guaranteed Securities	9,921,620	9,745,548	176,072	2%
USDA Securities	2,334,093	2,355,412	(21,319)	(1)%
Loans, net of allowance	9,824,126	9,607,531	216,595	2%
Loans held in trusts	1,408,945	1,431,818	(22,873)	(2)%
Other	469,859	515,862	(46,003)	(9)%
Total assets	$29,772,191	$29,524,382	$247,809	1%
Liabilities
Notes Payable	$26,509,011	$26,336,542	$172,469	1%
Debt securities of consolidated trusts held by third parties	1,325,289	1,351,069	(25,780)	(2)%
Other	457,548	424,908	32,640	8%
Total liabilities	$28,291,848	$28,112,519	$179,329	1%
Total equity	1,480,343	1,411,863	68,480	5%
Total liabilities and equity	$29,772,191	$29,524,382	$247,809	1%

Assets. The increase in total assets was primarily attributable to new loan volume, new Farmer Mac Guaranteed Securities volume, and a larger investment portfolio.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to fund the acquisition of loan volume, Farmer Mac Guaranteed Securities, and investment portfolio assets.

Equity. The increase in total equity was primarily due to an increase in retained earnings and an increase in accumulated other comprehensive income.

Risk Management

Credit Risk – Loans and Guarantees.
Agricultural Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Agricultural Finance mortgage loans as of March 31, 2024 was $11.2 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For Corporate AgFinance loans, which are often larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for Agricultural Finance mortgage loans, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch" and "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance" in Farmer Mac's 2023 Annual Report.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. For Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, Farmer Mac's 90-day delinquencies as of March 31, 2024, were $76.8 million (0.69% of the Agricultural Finance mortgage loan portfolio to which Farmer Mac has direct credit exposure), compared to $34.7 million (0.31% of the Agricultural Finance mortgage loan portfolio) as of December 31, 2023. Those 90-day delinquencies consisted of 41 delinquent loans as of March 31, 2024, compared to 23 delinquent loans as of December 31, 2023. The seasonal increase in the number of 90-day delinquencies was primarily driven by increased delinquencies in permanent plantings, crops, and livestock, and was partially offset by decreased delinquencies in part-time farms. In the first quarter of each year, delinquencies in the Agricultural Finance loan portfolio are usually higher than in the second, third or fourth quarters because of its annual January 1st payment due date. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of March 31, 2024. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Farmer Mac's 90-day delinquency rate as of March 31, 2024 was below Farmer Mac's historical average. In the near-term, our delinquency rate may exceed our historical average due to changes in the agricultural or general economy or unforeseen and idiosyncratic events like adverse weather events. Farmer Mac's average 90-day delinquency rate as a percentage of its Agricultural Finance mortgage loan portfolio over the last 15 years is approximately 1%. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure:

Table 22

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2024	$11,184,817	$76,825	0.69%
December 31, 2023	11,223,276	34,677	0.31%
September 30, 2023	11,014,678	42,443	0.39%
June 30, 2023	10,826,201	45,368	0.42%
March 31, 2023	10,680,419	70,646	0.66%
December 31, 2022	10,719,571	43,498	0.41%
September 30, 2022	10,508,549	44,232	0.42%
June 30, 2022	10,128,083	20,623	0.20%
March 31, 2022	9,879,978	55,847	0.57%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.27% of total outstanding business volume as of March 31, 2024, compared to 0.12% as of December 31, 2023 and 0.27% as of March 31, 2023.

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of March 31, 2024 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 23

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of March 31, 2024
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2014 and prior	8%	$867,173	$3,173	0.37%
2015	3%	299,663	9,585	3.20%
2016	4%	491,667	10,807	2.20%
2017	4%	504,785	11,448	2.27%
2018	5%	576,706	2,409	0.42%
2019	7%	810,993	10,950	1.35%
2020	17%	1,899,981	10,502	0.55%
2021	23%	2,536,463	4,096	0.16%
2022	15%	1,686,751	12,080	0.72%
2023	11%	1,212,623	1,775	0.72%
2024	3%	298,012	—	—%
Total	100%	$11,184,817	$76,825	0.69%
By geographic region(2):
Northwest	12%	$1,394,788	$2,837	0.20%
Southwest	31%	3,421,470	51,732	1.51%
Mid-North	27%	2,980,039	10,452	0.35%
Mid-South	17%	1,912,212	10,272	0.54%
Northeast	4%	446,494	1,493	0.33%
Southeast	9%	1,029,814	39	—%
Total	100%	$11,184,817	$76,825	0.69%
By commodity/collateral type:
Crops	49%	$5,445,816	$27,573	0.51%
Permanent plantings	22%	2,422,155	41,374	1.71%
Livestock	19%	2,123,195	4,709	0.22%
Part-time farm	4%	499,204	3,169	0.63%
Ag. Storage and Processing	6%	674,518	—	—%
Other	—%	19,929	—	—%
Total	100%	$11,184,817	$76,825	0.69%
By original loan-to-value ratio:
0.00% to 40.00%	16%	$1,793,478	$2,497	0.14%
40.01% to 50.00%	22%	2,447,363	18,168	0.74%
50.01% to 60.00%	34%	3,810,551	40,260	1.06%
60.01% to 70.00%	21%	2,294,542	15,026	0.65%
70.01% to 80.00%(3)	2%	251,380	874	0.35%
80.01% to 90.00%(3)	—%	25,575	—	—%
Enterprise Value(4)	5%	561,928	—	—%
Total	100%	$11,184,817	$76,825	0.69%
By size of borrower exposure(5):
Less than $1,000,000	26%	$2,911,606	$6,588	0.23%
$1,000,000 to $4,999,999	38%	4,219,381	31,379	0.74%
$5,000,000 to $9,999,999	15%	1,631,159	24,004	1.47%
$10,000,000 to $24,999,999	12%	1,370,135	14,854	1.08%
$25,000,000 and greater	9%	1,052,536	—	—%
Total	100%	$11,184,817	$76,825	0.69%
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Agricultural Finance mortgage loans is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of March 31, 2024, Farmer Mac's Agricultural Finance mortgage loans (to which it has direct credit exposure) comprising substandard assets were $255.2 million (2.3% of the portfolio), compared to $186.0 million (1.7% of the portfolio) as of December 31, 2023. Those substandard assets comprised 245 loans as of March 31, 2024 and 206 loans as of December 31, 2023.

The increase of $69.2 million in Agricultural Finance substandard assets during first quarter 2024 was primarily driven by credit downgrades in permanent plantings, livestock, crops, part-time farms, and agricultural storage and processing. Agricultural Finance substandard assets increased as a percentage of our on-balance sheet Agricultural Finance portfolio and decreased as a percentage of our off-balance sheet Agricultural Finance portfolio during first quarter 2024.

The percentage of Agricultural Finance substandard assets within the portfolio as of March 31, 2024 was below the historical average. Farmer Mac's average Agricultural Finance substandard assets as a percentage of its Agricultural Finance mortgage loans over the last 15 years is approximately 4%. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels on a sustained basis, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses would also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its Agricultural Finance portfolio, which Farmer Mac believes is adequately collateralized.

Within Agricultural Finance, Farmer Mac considers a Farm & Ranch loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards. As of March 31, 2024 and December 31, 2023, the average unpaid principal balances for Farm & Ranch loans outstanding and to which Farmer Mac has direct credit exposure was $800,000 and $804,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans purchased during first quarter 2024 was 49%, compared to 44% for loans purchased during first quarter 2023. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 52% as of both March 31, 2024 and December 31, 2023. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 54% and 56% as of March 31, 2024 and December 31, 2023, respectively.

The weighted-average current loan-to-value ratio (the loan to-value ratio based on original appraised value and current outstanding loan amount adjusted to reflect amortization) for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 46% and 47% as of March 31, 2024 and December 31, 2023, respectively.

The following table presents the current loan-to-value ratios for the Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, as disaggregated by internally assigned risk ratings:

Table 24

Agricultural Finance Mortgage Loans current loan-to-value ratio by internally assigned risk rating as of March 31, 2024
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio(1):
0.00% to 40.00%	$3,033,485	$84,605	$75,762	$3,193,852
40.01% to 50.00%	2,662,126	96,973	53,713	2,812,812
50.01% to 60.00%	2,836,269	82,278	63,467	2,982,014
60.01% to 70.00%	1,324,698	65,515	36,578	1,426,791
70.01% to 80.00%	143,241	20,893	16,669	180,803
80.01% and greater	16,110	1,482	9,025	26,617
Enterprise Value(2)	530,212	31,716	—	561,928
Total	$10,546,141	$383,462	$255,214	$11,184,817
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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of March 31, 2024 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 25

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of March 31, 2024
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2014 and prior	$19,843,095	$33,785	0.17%
2015	1,255,851	(516)	(0.04)%
2016	1,602,743	903	0.06%
2017	1,715,322	4,311	0.25%
2018	1,408,730	—	—%
2019	1,641,534	—	—%
2020	2,950,010	—	—%
2021	3,334,086	—	—%
2022	2,002,574	—	—%
2023	1,428,047	—	—%
2024	313,476	—	—%
Total	$37,495,468	$38,483	0.10%
By geographic region(1):
Northwest	$4,737,497	$12,094	0.26%
Southwest	12,540,883	8,542	0.07%
Mid-North	9,332,441	17,165	0.18%
Mid-South	5,403,899	(613)	(0.01)%
Northeast	1,935,883	323	0.02%
Southeast	3,544,865	972	0.03%
Total	$37,495,468	$38,483	0.10%
By commodity/collateral type:
Crops	$17,174,423	$3,790	0.02%
Permanent plantings	8,097,007	9,783	0.12%
Livestock	8,232,156	3,836	0.05%
Part-time farm	1,952,059	1,090	0.06%
Ag. Storage and Processing	1,866,790	19,984	1.07%
Other	173,033	—	—%
Total	$37,495,468	$38,483	0.10%
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

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 26

	As of March 31, 2024
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$702,663	$231,479	$305,673	$118,674	$35,385	$914	$1,394,788
	6.3%	2.1%	2.7%	1.1%	0.3%	—%	12.5%
Southwest	722,816	1,819,044	607,947	122,398	132,045	17,220	3,421,470
	6.5%	16.3%	5.4%	1.0%	1.2%	0.2%	30.6%
Mid-North	2,408,325	10,396	264,038	80,736	215,381	1,163	2,980,039
	21.5%	0.1%	2.4%	0.7%	1.9%	—%	26.6%
Mid-South	1,087,117	82,833	610,002	68,750	63,062	448	1,912,212
	9.7%	0.7%	5.5%	0.6%	0.6%	—%	17.1%
Northeast	191,061	43,288	67,926	48,216	96,003	—	446,494
	1.7%	0.4%	0.6%	0.4%	0.9%	—%	4.0%
Southeast	333,834	235,115	267,609	60,430	132,642	184	1,029,814
	3.0%	2.1%	2.4%	0.5%	1.2%	—%	9.2%
Total	$5,445,816	$2,422,155	$2,123,195	$499,204	$674,518	$19,929	$11,184,817
	48.7%	21.7%	19.0%	4.3%	6.1%	0.2%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 27

	As of March 31, 2024
	Agricultural Loans Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2014 and prior	$3,427	$9,783	$3,836	$1,066	$15,673	$33,785
2015	(540)	—	—	24	—	(516)
2016	903	—	—	—	—	903
2017	—	—	—	—	4,311	4,311
2018	—	—	—	—	—	—
2019	—	—	—	—	—	—
2020	—	—	—	—	—	—
2021	—	—	—	—	—	—
2022	—	—	—	—	—	—
2023	—	—	—	—	—	—
2024	—	—	—	—	—	—
Total	$3,790	$9,783	$3,836	$1,090	$19,984	$38,483

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

Rural Infrastructure Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Rural Infrastructure Finance loans held and loans underlying LTSPCs as of March 31, 2024 was $4.3 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Rural Infrastructure Finance loans, see "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac's 2023 Annual Report. As of March 31, 2024, there were no delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loans. As of December 31, 2023, there was one telecommunications loan classified as substandard, with an unpaid principal balance of $29.4 million.

Farmer Mac evaluates credit risk of Rural Infrastructure assets by reviewing a variety of borrower credit risk characteristics. These characteristics can include (but are not limited to) financial metrics, internal risk ratings, ratings assigned by ratings agencies, types of customers served, sources of power supply, and the regulatory environment.

The following table disaggregates Farmer Mac’s portfolio of Rural Infrastructure loans by portfolio segment and by internally assigned risk ratings.

Table 28

	As of March 31, 2024
	Rural Infrastructure Finance portfolio by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$2,419,523	$—	$—	$2,419,523
Generation and Transmission Cooperative	671,723	—	—	671,723
Renewable Energy	742,306	—	—	742,306
Telecommunications	432,371	34,814	—	467,185
Rural Infrastructure Total	$4,265,923	$34,814	$—	$4,300,737

For more information about the credit quality of Farmer Mac's Rural Infrastructure Finance portfolio and the associated allowance for losses please refer to Notes 5 and 6 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business because of the USDA guarantee. As of March 31, 2024, Farmer Mac had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended March 31, 2024, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the Agricultural Finance mortgage loans (other than rural housing and part-time farm mortgage loans) and Rural Infrastructure Finance loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance," and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac’s 2023 Annual Report.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for material errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended March 31, 2024, Farmer Mac had not exercised any remedies or taken any formal action against any servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Servicing" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Lenders and Loan Servicing" in Farmer Mac’s 2023 Annual Report.

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

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. As a result, Farmer Mac has indirect credit exposure to the Agricultural Finance mortgage loans and Rural Infrastructure loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, Farmer Mac also typically requires that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower loan-to-value ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of March 31, 2024, Farmer Mac had not experienced any credit losses on any AgVantage securities over the life of the program. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Other Products – Agricultural Finance—AgVantage Securities" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Other Products – Rural Infrastructure Finance—AgVantage Securities" in Farmer Mac’s 2023 Annual Report.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Agricultural Finance line of business totaled $6.4 billion as of March 31, 2024 and $6.1 billion as of December 31, 2023. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Infrastructure Finance line of business totaled $3.9 billion as of both March 31, 2024 and December 31, 2023.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of March 31, 2024 and December 31, 2023:

Table 29

	As of March 31, 2024		As of December 31, 2023
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,879,293	100%	$3,898,468	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	3,195,000	105%	3,085,000	105%
Other(1)	1,119,365	100% to 125%	988,879	100% to 125%
Total outstanding	$10,243,658		$10,022,347
(1)Consists of AgVantage securities issued by 8 different issuers as of both March 31, 2024 and December 31, 2023.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness. Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and credit rating agency reports. For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Lenders" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Lenders and Loan Servicing" in Farmer Mac’s 2023 Annual Report.

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

Credit Risk – Other Investments. As of March 31, 2024, Farmer Mac had $0.7 billion of cash and cash equivalents and $5.1 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which can be found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($150.1 million as of March 31, 2024). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($75.0 million as of March 31, 2024). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

Farmer Mac's $0.7 billion of cash and cash equivalents held as of March 31, 2024 mature within three months. As of March 31, 2024, $2.9 billion of the $5.1 billion of investment securities (57%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are funded with floating rate debt. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of March 31, 2024 and December 31, 2023 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 30

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of March 31, 2024	As of December 31, 2023
+100 basis points	(4.1)%	(3.6)%
-100 basis points	3.9%	2.9%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of March 31, 2024	As of December 31, 2023
+100 basis points	0.4%	—%
-100 basis points	0.3%	0.8%

As of March 31, 2024, Farmer Mac's duration gap was positive 3.6 months, a slight increase from the 3.4 months reported as of December 31, 2023. Interest rates increased since the end of 2023, evidenced by a rise in the yield-to-maturities of 2-year and 10-year U.S. Treasury Notes by approximately 37 and 32 basis points, respectively. This shift in rates contributed to an extension in the duration of Farmer Mac's funded assets relative to its liabilities and financial derivatives.

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

As of March 31, 2024, Farmer Mac had $26.1 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to just over thirty years, of which $9.9 billion were pay-fixed interest rate swaps, $15.3 billion were receive-fixed interest rate swaps, and $0.9 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of undesignated financial derivatives are reported in "Gains on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on floating rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both March 31, 2024 and December 31, 2023, Farmer Mac had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

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

As of March 31, 2024, Farmer Mac held $8.3 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as the Secured Overnight Financing Rate ("SOFR"). As of the same date, Farmer Mac also had $9.9 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily SOFR.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and repayments of AgVantage and investment securities. Farmer Mac regularly accesses the debt capital markets for funding, and Farmer Mac has maintained steady access to the debt capital markets throughout 2024. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of March 31, 2024, Farmer Mac had outstanding discount notes of $1.9 billion, medium-term notes that mature within one year of $7.0 billion, and medium-term notes that mature after one year of $17.9 billion.

Assuming continued access to the debt capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the debt capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 323 days of liquidity throughout 2024 and had 295 days of liquidity as of March 31, 2024.

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
•money market instruments;
•diversified investment funds;
•asset-backed securities;
•corporate debt securities; and
•mortgage-backed securities.

The following table presents these assets as of March 31, 2024 and December 31, 2023:

Table 31

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Cash and cash equivalents	$745,105	$888,707
Investment securities:
Guaranteed by U.S. Government and its agencies	1,280,040	1,249,568
Guaranteed by GSEs	3,762,222	3,704,037
Asset-backed securities	19,281	19,082
Total	$5,806,648	$5,861,394

The objectives of the investment portfolio as of March 31, 2024 and December 31, 2023 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity, to prepare for the possibility of future volatility in the debt capital markets, and to support program asset growth.

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of March 31, 2024, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with the FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of March 31, 2024 and December 31, 2023, Farmer Mac's Tier 1 capital ratio was 15.5% and 15.4%, respectively. As of March 31, 2024, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with the FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and the FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards." See Note 8 to the consolidated financial statements for more information about Farmer Mac's capital position.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 32

New Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
March 31, 2024	$665,916	$290,894	$116,165	$347,898	$1,420,873
December 31, 2023	1,282,045	188,272	434,511	225,986	2,130,814
September 30, 2023	1,384,273	275,932	607,979	17,390	2,285,574
June 30, 2023	1,574,169	218,136	294,292	71,611	2,158,208
March 31, 2023	750,040	203,211	683,232	89,747	1,726,230
December 31, 2022	1,114,255	165,395	140,222	43,737	1,463,609
September 30, 2022	1,927,209	169,932	547,117	61,653	2,705,911
June 30, 2022	1,418,397	107,916	326,899	35,307	1,888,519
March 31, 2022	2,452,539	103,353	377,965	41,636	2,975,493

For the year ended:
December 31, 2023	$4,990,527	$885,551	$2,020,014	$404,734	$8,300,826
December 31, 2022	6,912,400	546,596	1,392,203	182,333	9,033,532

Table 33

Repayments of Assets
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$402,088	$119,254	$126,684	$93,112	$741,138
Unscheduled	150,903	99,325	32,481	—	282,709
March 31, 2024	$552,991	$218,579	$159,165	$93,112	$1,023,847

Scheduled	$827,122	$133,468	$53,614	$69,040	$1,083,244
Unscheduled	106,041	102,131	18,469	—	226,641
December 31, 2023	$933,163	$235,599	$72,083	$69,040	$1,309,885

Scheduled	$922,223	$110,383	$80,998	$14,716	$1,128,320
Unscheduled	108,960	104,999	20,578	—	234,537
September 30, 2023	$1,031,183	$215,382	$101,576	$14,716	$1,362,857

Scheduled	$1,050,480	$81,386	$558,944	$52,203	$1,743,013
Unscheduled	96,507	55,976	13,138	—	165,621
June 30, 2023	$1,146,987	$137,362	$572,082	$52,203	$1,908,634

Scheduled	$279,676	$78,482	$95,809	$11,424	$465,391
Unscheduled	231,288	128,254	57,354	—	416,896
March 31, 2023	$510,964	$206,736	$153,163	$11,424	$882,287

Scheduled	$447,976	$64,308	$75,671	$9,809	$597,764
Unscheduled	136,245	132,366	1,201	—	269,812
December 31, 2022	$584,221	$196,674	$76,872	$9,809	$867,576

Scheduled	$724,580	$38,018	$422,917	$13,429	$1,198,944
Unscheduled	296,763	64,439	—	—	361,202
September 30, 2022	$1,021,343	$102,457	$422,917	$13,429	$1,560,146

Scheduled	$1,114,779	$42,162	$159,491	$7,898	$1,324,330
Unscheduled	286,303	30,203	1,791	—	318,297
June 30, 2022	$1,401,082	$72,365	$161,282	$7,898	$1,642,627

Scheduled	$1,535,369	$39,480	$266,349	$7,790	$1,848,988
Unscheduled	434,794	60,947	397	—	496,138
March 31, 2022	$1,970,163	$100,427	$266,746	$7,790	$2,345,126

For the year ended:
Scheduled	$3,079,501	$403,719	$789,365	$147,383	$4,419,968
Unscheduled	542,796	391,360	109,539	—	1,043,695
December 31, 2023	$3,622,297	$795,079	$898,904	$147,383	$5,463,663

Scheduled	$3,822,704	$183,968	$924,428	$38,926	$4,970,026
Unscheduled	1,154,105	287,955	3,389	—	1,445,449
December 31, 2022	$4,976,809	$471,923	$927,817	$38,926	$6,415,475

Table 34

Outstanding Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
As of:
March 31, 2024	$18,900,906	$1,766,294	$7,437,723	$742,307	$28,847,230
December 31, 2023	18,808,801	1,693,979	7,480,723	487,521	28,471,024
September 30, 2023	18,461,835	1,741,306	7,118,295	330,575	27,652,011
June 30, 2023	18,116,503	1,680,756	6,611,892	327,901	26,737,052
March 31, 2023	17,685,961	1,599,982	6,889,682	308,493	26,484,118
December 31, 2022	17,728,792	1,603,507	6,359,613	230,170	25,922,082
September 30, 2022	17,199,347	1,634,786	6,296,263	196,242	25,326,638
June 30, 2022	16,591,999	1,567,311	6,172,063	148,018	24,479,391
March 31, 2022	16,575,595	1,540,760	6,006,446	120,609	24,243,410

Table 35

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2024	$14,166,500	$3,194,246	$6,849,237	$24,209,983
December 31, 2023	14,133,794	3,171,672	6,455,359	23,760,825
September 30, 2023	13,727,280	3,019,317	6,255,690	23,002,287
June 30, 2023	13,721,129	3,003,560	5,493,104	22,217,793
March 31, 2023	13,607,740	3,020,229	5,924,032	22,552,001
December 31, 2022	13,693,810	3,031,288	5,251,427	21,976,525
September 30, 2022	13,810,162	2,960,596	4,644,958	21,415,716
June 30, 2022	13,798,771	2,939,467	3,993,956	20,732,194
March 31, 2022	14,174,611	2,858,521	3,443,816	20,476,948

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 36

	Net Effective Spread(1)
	Agricultural Finance				Rural Infrastructure Finance				Treasury
	Farm & Ranch		Corporate AgFinance		Rural Utilities		Renewable Energy		Funding		Investments		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
March 31, 2024(2)	$32,843	0.95%	$7,971	2.05%	$7,232	0.42%	$2,049	1.75%	$32,474	0.45%	$475	0.03%	$83,044	1.14%
December 31, 2023	33,329	0.98%	8,382	2.06%	7,342	0.43%	1,540	1.69%	33,361	0.47%	597	0.04%	84,551	1.19%
September 30, 2023	32,718	0.97%	8,250	2.05%	6,362	0.39%	1,150	1.46%	34,412	0.49%	532	0.04%	83,424	1.20%
June 30, 2023	34,388	1.03%	7,444	1.92%	5,808	0.38%	1,100	1.47%	32,498	0.48%	594	0.04%	81,832	1.20%
March 31, 2023(2)	32,465	0.97%	7,148	1.94%	5,507	0.36%	858	1.53%	31,738	0.47%	(543)	(0.04)%	77,173	1.15%
December 31, 2022	32,770	0.98%	7,471	1.94%	4,960	0.34%	935	1.76%	27,656	0.42%	(2,689)	(0.19)%	71,103	1.07%
September 30, 2022	33,343	1.04%	7,600	1.99%	4,220	0.30%	705	1.97%	22,564	0.36%	(2,791)	(0.21)%	65,641	1.03%
June 30, 2022	32,590	1.05%	6,929	1.87%	3,733	0.27%	468	1.78%	18,508	0.30%	(1,282)	(0.10)%	60,946	0.99%
March 31, 2022	30,354	1.02%	7,209	1.96%	3,159	0.23%	375	1.69%	16,738	0.28%	4	—%	57,839	0.97%
(1)Farmer Mac excludes the Corporate segment in the presentation above because the segment does not have any interest-earning assets.
(2)See Note 10 to the consolidated financial statements for a reconciliation of GAAP net interest income by segment to net effective spread by segment for the three months ended March 31, 2024 and 2023.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 37

	Core Earnings by Quarter End
	March 2024	December 2023	September 2023	June 2023	March 2023	December 2022	September 2022	June 2022	March 2022
	(in thousands)
Revenues:
Net effective spread	$83,044	$84,551	$83,424	$81,832	$77,173	$71,103	$65,641	$60,946	$57,839
Guarantee and commitment fees	4,982	4,865	4,828	4,581	4,654	4,677	4,201	4,709	4,557
Other	1,077	767	1,056	409	1,067	390	473	307	514
Total revenues	89,103	90,183	89,308	86,822	82,894	76,170	70,315	65,962	62,910

Credit related expense/(income):
(Release of)/provision for losses	(1,870)	(575)	(181)	1,142	750	1,945	450	(1,535)	(54)
REO operating expenses	—	—	—	—	—	819	—	—	—
Total credit related expense/(income)	(1,870)	(575)	(181)	1,142	750	2,764	450	(1,535)	(54)

Operating expenses:
Compensation and employee benefits	18,257	15,523	14,103	13,937	15,351	12,105	11,648	11,715	13,298
General and administrative	8,255	8,916	9,100	9,420	7,527	8,055	6,919	7,520	7,278
Regulatory fees	725	725	831	831	835	832	812	813	812
Total operating expenses	27,237	25,164	24,034	24,188	23,713	20,992	19,379	20,048	21,388

Net earnings	63,736	65,594	65,455	61,492	58,431	52,414	50,486	47,449	41,576
Income tax expense	13,553	13,881	13,475	12,539	12,756	11,210	10,303	9,909	9,024
Preferred stock dividends	6,791	6,791	6,792	6,791	6,791	6,791	6,791	6,792	6,791
Core earnings	$43,392	$44,922	$45,188	$42,162	$38,884	$34,413	$33,392	$30,748	$25,761

Reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes	$1,683	$(836)	$2,921	$2,141	$916	$1,596	$6,441	$2,846	$2,612
Gains/(losses) on hedging activities due to fair value changes	3,002	(3,598)	3,210	(4,901)	(105)	(148)	(624)	428	5,687
Unrealized (losses)/gains on trading assets	(14)	(37)	1,714	(57)	359	31	(757)	(285)	94
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	31	88	29	29	29	57	24	(62)	20
Net effects of terminations or net settlements on financial derivatives	(192)	(800)	(79)	583	523	1,268	(3,522)	2,536	15,512
Income tax effect related to reconciling items	(947)	1,089	(1,638)	464	(362)	(590)	(327)	(1,148)	(5,024)
Net income attributable to common stockholders	$46,955	$40,828	$51,345	$40,421	$40,244	$36,627	$34,627	$35,063	$44,662

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

Item 4.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.Legal Proceedings
None.

Item 1A.Risk Factors

Information about risk factors can be found in “Management’s Discussion and Analysis of Financial
Condition and Results of Operations—Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of Farmer Mac’s 2023 Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Farmer Mac is a federally chartered instrumentality of the United States whose debt and equity securities are exempt from registration under Section 3(a)(2) of the Securities Act of 1933. During first quarter 2024, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on
Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 338 shares of its Class C non-voting common stock in January 2024 to the seven directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $191.22 per share, which was the closing price of the
Class C non-voting common stock on December 31, 2023 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

In addition to the March 5, 2024 grants of stock appreciation rights ("SARs") and restricted stock units
("RSUs") to the five named executive officers and fifteen directors reported in Farmer Mac's Current
Report on Form 8-K filed with the SEC on March 11, 2024, Farmer Mac made the following additional grants under its Amended and Restated 2008 Omnibus Incentive Plan on March 5, 2024 to other individuals as incentive compensation:

•an aggregate of 2,418 SARs to four executive officers, which have the same terms as the SARs granted to the named executive officers on March 5, 2024 – a grant price of $198.54 per share, an expiration date of March 5, 2034, and vesting in three equal annual installments on each of
March 31, 2025, March 31, 2026, and March 31, 2027;

•an aggregate of 710 target number of performance-vested RSUs to four executive officers, which have the same terms as the performance-vested RSUs granted to the named executive officers on
March 5, 2024 and are eligible for "cliff" vesting on March 31, 2027 in an amount between 0% and
200% of the target number of RSUs granted based on performance objectives related to cumulative core earnings before credit, subject to "gatekeeper" metrics related to capital and asset quality, for the performance period of January 1, 2024 to December 31, 2026;

•an aggregate of 1,419 time-vested RSUs to four executive officers vesting in three equal annual installments on March 31, 2025, March 31, 2026, and March 31, 2027; and

•an aggregate of 19,224 time-vested RSUs to 169 non-executive officer employees, vesting in three equal annual installments on March 31, 2025, March 31, 2026, and March 31, 2027.

(b)     Not applicable.

(c)     None.

Item 3.Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Officer Trading Arrangements

None of Farmer Mac's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2024.

Item 6.Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended on June 18, 2020 (Previously filed as Exhibit 3.1 to Form 10-Q filed August 10, 2020).
**	3.2	—	Amended and Restated By-Laws of the Registrant.
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
*	4.5	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.6	—	Specimen Certificate for 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.7 to Form 10-Q filed August 10, 2020).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.1 to Form 8-A filed May 20, 2020).
*	4.7	—	Specimen Certificate for 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.8 to Form 10-Q filed November 9, 2020).
*	4.7.1	—	Certificate of Designation of Terms and Conditions of 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.1 to Form 8-A filed August 20, 2020).
*	4.8		Specimen Certificate for 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.8 to Form 10-Q filed August 5, 2021).
*	4.8.1		Certificate of Designation of Terms and Conditions of 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.1 to Form 8-A filed May 27, 2021).
*	4.9	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934 (Previously filed as Exhibit 4.9 to Form 10-Q filed August 5, 2021).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		May 6, 2024
By:	Bradford T. Nordholm
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Aparna Ramesh		May 6, 2024
By:	Aparna Ramesh
Executive Vice President – Chief Financial Officer and Treasurer
(Principal Financial Officer)