Form 10-Q
period 2024-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2024-08-05
CIK 845877

As filed with the Securities and Exchange Commission on August 5, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission File Number 001-14951

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
(Exact name of registrant as specified in its charter)

Federally chartered instrumentality of the United States		52-1578738
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification number)

2100 Pennsylvania Avenue N.W., Suite 450 N,
Washington,	DC	20037
(Address of principal executive offices)		(Zip code)

(202)	872-7700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Exchange on which registered
Class A voting common stock	AGM.A	New York Stock Exchange
Class C non-voting common stock	AGM	New York Stock Exchange
5.700% Non-Cumulative Preferred Stock, Series D	AGM.PRD	New York Stock Exchange
5.750% Non-Cumulative Preferred Stock, Series E	AGM.PRE	New York Stock Exchange
5.250% Non-Cumulative Preferred Stock, Series F	AGM.PRF	New York Stock Exchange
4.875% Non-Cumulative Preferred Stock, Series G	AGM.PRG	New York Stock Exchange

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
Yes         ☐                               No           ☒
As of July 29, 2024, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,350,673 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
Assets:
Cash and cash equivalents	$922,961	$888,707
Investment securities:
Available-for-sale, at fair value (amortized cost of $5,410,032 and $5,060,135, respectively)	5,248,715	4,918,931
Held-to-maturity, at amortized cost	9,270	53,756
Other investments	7,398	6,817
Total Investment Securities	5,265,383	4,979,504
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $5,755,298 and $5,825,433, respectively)	5,399,151	5,532,479
Held-to-maturity, at amortized cost	3,929,068	4,213,069
Total Farmer Mac Guaranteed Securities	9,328,219	9,745,548
USDA Securities:
Trading, at fair value	1,026	1,241
Held-to-maturity, at amortized cost	2,330,535	2,354,171
Total USDA Securities	2,331,561	2,355,412
Loans:
Loans held for investment, at amortized cost	10,041,653	9,623,119
Loans held for investment in consolidated trusts, at amortized cost	1,761,355	1,432,261
Allowance for losses	(16,500)	(16,031)
Total loans, net of allowance	11,786,508	11,039,349
Financial derivatives, at fair value	53,686	37,478
Accrued interest receivable (includes $21,711 and $16,764, respectively, related to consolidated trusts)	285,774	287,128
Guarantee and commitment fees receivable	46,754	49,832
Deferred tax asset, net	—	8,470
Prepaid expenses and other assets	173,468	132,954
Total Assets	$30,194,314	$29,524,382

Liabilities and Equity:
Liabilities:
Notes payable	$26,542,671	$26,336,542
Debt securities of consolidated trusts held by third parties	1,662,549	1,351,069
Financial derivatives, at fair value	118,421	117,131
Accrued interest payable (includes $10,275 and $9,407, respectively, related to consolidated trusts)	194,171	181,841
Guarantee and commitment obligation	44,758	47,563
Accounts payable and accrued expenses	125,267	76,662
Deferred tax liability, net	3,804	—
Reserve for losses	1,694	1,711
Total Liabilities	28,693,335	28,112,519
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,350,240 shares and 9,310,872 shares outstanding, respectively	9,350	9,311
Additional paid-in capital	134,143	132,919
Accumulated other comprehensive loss, net of tax	(9,141)	(40,145)
Retained earnings	880,565	823,716
Total Equity	1,500,979	1,411,863
Total Liabilities and Equity	$30,194,314	$29,524,382
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$84,538	$69,779	$169,462	$129,482
Farmer Mac Guaranteed Securities and USDA Securities	166,063	144,761	332,876	281,298
Loans	153,105	129,292	297,685	248,324
Total interest income	403,706	343,832	800,023	659,104
Total interest expense	316,366	265,155	626,315	501,369
Net interest income	87,340	78,677	173,708	157,735
Provision for losses	(6,179)	(1,073)	(4,378)	(1,620)
Net interest income after provision for losses	81,161	77,604	169,330	156,115
Non-interest income/(expense):
Guarantee and commitment fees	3,797	3,489	7,714	7,422
(Losses)/gains on financial derivatives	(1,799)	1,693	280	2,092
Losses on sale of mortgage loans	(1,147)	—	(1,147)	—
Gains on sale of available-for-sale investment securities	1,052	—	1,052	—
(Provision for)/release of reserve for losses	(51)	(69)	18	(272)
Other income	674	758	1,923	1,984
Non-interest income	2,526	5,871	9,840	11,226
Operating expenses:
Compensation and employee benefits	14,840	13,937	33,097	29,288
General and administrative	8,904	9,420	17,159	16,947
Regulatory fees	725	831	1,450	1,666
Operating expenses	24,469	24,188	51,706	47,901
Income before income taxes	59,218	59,287	127,464	119,440
Income tax expense	12,113	12,075	26,613	25,193
Net income	47,105	47,212	100,851	94,247
Preferred stock dividends	(6,792)	(6,791)	(13,583)	(13,582)
Net income attributable to common stockholders	$40,313	$40,421	$87,268	$80,665

Earnings per common share:
Basic earnings per common share	$3.71	$3.73	$8.04	$7.46
Diluted earnings per common share	$3.68	$3.70	$7.96	$7.39
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Net income	$47,105	$47,212	$100,851	$94,247
Other comprehensive income/(loss):
Net unrealized (losses)/gains on available-for-sale securities	(5,287)	23,334	34,665	23,992
Net changes in held-to-maturity securities	320	(321)	(314)	(1,103)
Net unrealized (losses)/gains on cash flow hedges	(1,392)	9,279	4,894	(2,013)
Other comprehensive (loss)/income before tax	(6,359)	32,292	39,245	20,876
Income tax benefit/(expense) related to other comprehensive (loss)/income	1,336	(6,781)	(8,241)	(4,384)
Other comprehensive (loss)/income net of tax	(5,023)	25,511	31,004	16,492
Comprehensive income	$42,082	$72,723	$131,855	$110,739
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2023	19,980	$484,531	10,842	$10,842	$132,919	$(40,145)	$823,716	$1,411,863
Net Income	—	—	—	—	—	—	53,746	53,746
Other comprehensive income, net of tax	—	—	—	—	—	36,027	—	36,027
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(15,186)	(15,186)
Issuance of Class C Common Stock	—	—	27	27	64	—	—	91
Stock-based compensation cost	—	—	—	—	3,483	—	—	3,483
Other stock-based award activity	—	—	—	—	(2,890)	—	—	(2,890)
Balance as of March 31, 2024	19,980	$484,531	10,869	$10,869	$133,576	$(4,118)	$855,485	$1,480,343
Net Income	—	—	—	—	—	—	47,105	47,105
Other comprehensive loss, net of tax	—	—	—	—	—	(5,023)	—	(5,023)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,792)	(6,792)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(15,233)	(15,233)
Issuance of Class C Common Stock	—	—	12	12	67	—	—	79
Stock-based compensation cost	—	—	—	—	1,555	—	—	1,555
Other stock-based award activity	—	—	—	—	(1,055)	—	—	(1,055)
Balance as of June 30, 2024	19,980	$484,531	10,881	$10,881	$134,143	$(9,141)	$880,565	$1,500,979

Balance as of December 31, 2022	19,980	$484,531	10,801	$10,801	$128,939	$(50,843)	$698,530	$1,271,958
Net Income	—	—	—	—	—	—	47,035	47,035
Other comprehensive loss, net of tax	—	—	—	—	—	(9,019)	—	(9,019)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(11,882)	(11,882)
Issuance of Class C Common Stock	—	—	19	19	51	—	—	70
Stock-based compensation cost	—	—	—	—	2,254	—	—	2,254
Other stock-based award activity	—	—	—	—	(1,240)	—	—	(1,240)
Balance as of March 31, 2023	19,980	$484,531	10,820	$10,820	$130,004	$(59,862)	$726,892	$1,292,385
Net Income	—	—	—	—	—	—	47,212	47,212
Other comprehensive income, net of tax	—	—	—	—	—	25,511	—	25,511
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(11,921)	(11,921)
Issuance of Class C Common Stock	—	—	16	16	54	—	—	70
Stock-based compensation cost	—	—	—	—	1,223	—	—	1,223
Other stock-based award activity	—	—	—	—	(1,134)	—	—	(1,134)
Balance as of June 30, 2023	19,980	$484,531	10,836	$10,836	$130,147	$(34,351)	$755,392	$1,346,555
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Cash flows from operating activities:
Net income	$100,851	$94,247
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(13,257)	(6,073)
Amortization of debt premiums, discounts, and issuance costs	29,553	13,514
Net change in fair value of trading securities, hedged items, and financial derivatives	141,556	69,056
Losses on sale of mortgage loans	1,147	—
Gains on the sale of available-for-sale investment securities	(1,052)	—
Total provision for/(release of) allowance for losses	4,360	1,892
Excess tax benefits related to stock-based awards	221	257
Deferred income taxes	4,033	10,318
Stock-based compensation expense	5,038	3,478
Proceeds from repayment of loans purchased as held for sale	13,564	18,114
Net change in:
Interest receivable	(1,189)	(10,549)
Guarantee and commitment fees receivable	273	261
Other assets	(13,176)	(8,627)
Accrued interest payable	12,330	26,090
Custodial deposit liability	11,872	(24,944)
Other liabilities	(6,658)	(7,371)
Net cash provided by operating activities	289,466	179,663
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(5,206)	—
Purchases of available-for-sale and held-to-maturity investment securities	(1,165,956)	(857,168)
Purchases of other investment securities	(581)	(1,492)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(798,234)	(1,636,111)
Purchases of loans held for investment	(1,593,259)	(1,045,498)
Proceeds from repayment of available-for-sale and held-to-maturity investment securities	775,168	856,133
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	1,175,360	1,739,248
Proceeds from repayment of loans purchased as held for investment	809,934	662,458
Proceeds from sale of available-for-sale investment securities	102,955	—
Proceeds from sale of loans previously classified as held for investment	5,775	—
Proceeds from sale of Farmer Mac Guaranteed Securities	60,192	—
Net cash used in investing activities	(633,852)	(282,430)
Cash flows from financing activities:
Proceeds from issuance of discount notes	26,245,284	22,223,928
Proceeds from issuance of medium-term notes	3,293,703	3,139,016
Proceeds from issuance of debt securities of consolidated trusts	283,462	222,188
Payments to redeem discount notes	(25,724,358)	(21,840,244)
Payments to redeem medium-term notes	(3,607,788)	(3,531,650)
Payments to third parties on debt securities of consolidated trusts	(63,886)	(57,763)
Proceeds from common stock issuance	131	105
Tax payments related to share-based awards	(3,906)	(2,340)
Dividends paid on common and preferred stock	(44,002)	(37,385)
Net cash provided by financing activities	378,640	115,855
Net change in cash and cash equivalents	34,254	13,088
Cash and cash equivalents at beginning of period	888,707	861,002
Cash and cash equivalents at end of period	$922,961	$874,090

Non-cash activity:
Loans securitized as Farmer Mac Guaranteed Securities	85,114	4,174
Loans held for investment transferred to consolidated trusts	305,559	281,027
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
Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2023 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2023 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2023 consolidated financial statements of Farmer Mac and subsidiaries included in
Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three and six months ended June 30, 2024.

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

Table 1.1

	Consolidation of Variable Interest Entities
	As of June 30, 2024
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,761,355	$—	$1,761,355
Debt securities of consolidated trusts held by third parties (1)(2)	1,662,549	—	1,662,549
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	58,292	—	58,292
Maximum exposure to loss (3)	58,015	—	58,015
Investment securities:
Carrying value (4)	—	3,880,960	3,880,960
Maximum exposure to loss (3)(4)	—	4,095,777	4,095,777
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3)(5)	436,822	—	436,822
(1)Includes borrower remittances of $5.9 million. The borrower remittances had not been passed through to third-party investors as of June 30, 2024.
(2)Includes $104.6 million in unamortized discount related to structured securitization transactions.
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

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock unit awards. The following schedule reconciles basic and diluted EPS for the three and six months ended June 30, 2024 and 2023:

Table 1.2

	For the Three Months Ended
	June 30, 2024			June 30, 2023
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$40,313	10,879	$3.71	$40,421	10,833	$3.73
Effect of dilutive securities(1)
SARs and restricted stock units	—	77	(0.03)	—	83	(0.03)
Diluted EPS	$40,313	10,956	$3.68	$40,421	10,916	$3.70
(1)For the three months ended June 30, 2024 and 2023, SARs and restricted stock units of 43,263 and 34,500 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended June 30, 2024 and 2023, contingent shares of unvested restricted stock units of 29,918 and 32,282 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

	For the Six Months Ended
	June 30, 2024			June 30, 2023
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$87,268	10,863	$8.04	$80,665	10,817	$7.46
Effect of dilutive securities(1)
SARs and restricted stock units	—	103	(0.08)	—	100	(0.07)
Diluted EPS	$87,268	10,966	$7.96	$80,665	10,917	$7.39
(1)For the six months ended June 30, 2024 and 2023, SARs and restricted stock units of 46,317 and 48,605 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the six months ended June 30, 2024 and 2023, contingent shares of unvested restricted stock units of 29,918 and 32,282 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three and six months ended June 30, 2024 and 2023.

Table 1.3

	As of June 30, 2024				As of June 30, 2023
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(36,886)	$(9,224)	$41,992	$(4,118)	$(115,041)	$15,739	$39,440	$(59,862)
Other comprehensive (loss)/income before reclassifications	(3,342)	—	3,162	(180)	18,438	—	11,352	29,790
Amounts reclassified from AOCI	(834)	252	(4,261)	(4,843)	(4)	(253)	(4,022)	(4,279)
Net comprehensive (loss)/income	(4,176)	252	(1,099)	(5,023)	18,434	(253)	7,330	25,511
Ending Balance	$(41,062)	$(8,972)	$40,893	$(9,141)	$(96,607)	$15,486	$46,770	$(34,351)

For the Six Months Ended:
Beginning Balance	$(68,447)	$(8,724)	$37,026	$(40,145)	$(115,561)	$16,357	$48,361	$(50,843)
Other comprehensive income before reclassifications	28,223	—	12,418	40,641	18,963	—	5,900	24,863
Amounts reclassified from AOCI	(838)	(248)	(8,551)	(9,637)	(9)	(871)	(7,491)	(8,371)
Net comprehensive income/(loss)	27,385	(248)	3,867	31,004	18,954	(871)	(1,591)	16,492
Ending Balance	$(41,062)	$(8,972)	$40,893	$(9,141)	$(96,607)	$15,486	$46,770	$(34,351)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three and six months ended June 30, 2024 and 2023:

Table 1.4

	For the Three Months Ended
	June 30, 2024			June 30, 2023
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding (losses)/gains on available-for-sale securities	$(4,231)	$(889)	$(3,342)	$23,339	$4,901	$18,438
Less reclassification adjustments included in:
Gains on sale of available-for-sale investment securities(1)	(1,052)	(221)	(831)	—	—	—
Other income(2)	(4)	(1)	(3)	(5)	(1)	(4)
Total	$(5,287)	$(1,111)	$(4,176)	$23,334	$4,900	$18,434
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(3)	$320	$68	$252	$(321)	$(68)	$(253)
Total	$320	$68	$252	$(321)	$(68)	$(253)
Cash flow hedges
Unrealized gains on cash flow hedges	$4,001	$839	$3,162	$14,370	$3,018	$11,352
Less reclassification adjustments included in:
Net interest income(4)	(5,393)	(1,132)	(4,261)	(5,091)	(1,069)	(4,022)
Total	$(1,392)	$(293)	$(1,099)	$9,279	$1,949	$7,330
Other comprehensive (loss)/income	$(6,359)	$(1,336)	$(5,023)	$32,292	$6,781	$25,511
(1)Represents unrealized gains and losses on sales of available-for-sale securities.
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
(4)Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

	For the Six Months Ended
	June 30, 2024			June 30, 2023
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale securities	$35,726	$7,503	$28,223	$24,003	$5,040	$18,963
Less reclassification adjustments included in:
Gains on sale of available-for-sale investment securities(1)	(1,052)	(221)	(831)	—	—	—
Other income(2)	(9)	(2)	(7)	(11)	(2)	(9)
Total	$34,665	$7,280	$27,385	$23,992	$5,038	$18,954
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(3)	$(314)	$(66)	$(248)	$(1,103)	$(232)	$(871)
Total	$(314)	$(66)	$(248)	$(1,103)	$(232)	$(871)
Cash flow hedges
Unrealized gains on cash flow hedges	$15,719	$3,301	$12,418	$7,469	$1,569	$5,900
Less reclassification adjustments included in:
Net interest income(4)	(10,825)	(2,274)	(8,551)	(9,482)	(1,991)	(7,491)
Total	$4,894	$1,027	$3,867	$(2,013)	$(422)	$(1,591)
Other comprehensive income	$39,245	$8,241	$31,004	$20,876	$4,384	$16,492
(1)Represents unrealized gains and losses on sales of available-for-sale securities.
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

Farmer Mac is still assessing the effect on our annual consolidated financial statement disclosures, however, adoption is not expected to have a material impact on Farmer Mac's financial position, results of operations, or cash flows.

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

2.INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of June 30, 2024 and December 31, 2023:

Table 2.1

	As of June 30, 2024
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(25)	$—	$(197)	$19,478
Floating rate Government/GSE guaranteed mortgage-backed securities	2,262,092	29	2,262,121	—	3,037	(20,258)	2,244,900
Fixed rate GSE guaranteed mortgage-backed securities	2,111,417	(58,674)	2,052,743	—	2,584	(141,565)	1,913,762
Floating rate U.S. Treasuries	50,000	(4)	49,996	—	—	(6)	49,990
Fixed rate U.S. Treasuries	1,040,627	(15,155)	1,025,472	—	167	(5,054)	1,020,585
Total available-for-sale	5,483,836	(73,804)	5,410,032	(25)	5,788	(167,080)	5,248,715
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	9,270	—	9,270	—	226	—	9,496
Total held-to-maturity	$9,270	$—	$9,270	$—	$226	$—	$9,496
(1)Amounts presented exclude $19.4 million of accrued interest receivable on investment securities as of June 30, 2024.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statement of operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 6.4% as of June 30, 2024.

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

During the three and six months ended June 30, 2024, Farmer Mac sold floating rate government/GSE guaranteed mortgage-backed securities for $115.2 million from its available-for-sale investment portfolio, resulting in a gain of $1.1 million. These sales were done to rebalance the liquidity investment portfolio given the lower level of business volume activity while demonstrating that the portfolio provides strong contingent liquidity. Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the three and six months ended June 30, 2023.

As of June 30, 2024 and December 31, 2023, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of June 30, 2024
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,478	$(197)
Floating rate Government/GSE guaranteed mortgage-backed securities	334,002	(856)	1,205,757	(19,402)
Fixed rate Government/GSE guaranteed mortgage-backed securities	379,695	(2,425)	1,251,770	(139,140)
Floating rate U.S. Treasuries	49,990	(6)	—	—
Fixed rate U.S. Treasuries	699,584	(3,633)	103,468	(1,421)
Total	$1,463,271	$(6,920)	$2,580,473	$(160,160)

Number of securities in loss position		97		167

	As of December 31, 2023
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,082	$(591)
Floating rate Government/GSE guaranteed mortgage-backed securities	568,759	(4,395)	1,449,122	(25,254)
Fixed rate Government/GSE guaranteed mortgage-backed securities	384,305	(4,262)	905,759	(113,562)
Floating rate U.S. Treasuries	49,969	(15)	—	—
Fixed rate U.S. Treasuries	140,435	(606)	237,192	(2,336)
Total	$1,143,468	$(9,278)	$2,611,155	$(141,743)

Number of securities in loss position		91		162

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to June 30, 2024 and December 31, 2023, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both June 30, 2024 and December 31, 2023, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government, a U.S. government sponsored enterprise, or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of June 30, 2024 that is, on average, approximately 94.2% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity, changes in credit spread, or changes in levels of interest rates.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of June 30, 2024 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of June 30, 2024
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$474,409	$473,263	2.75%
Due after one year through five years	1,817,099	1,789,557	4.35%
Due after five years through ten years	2,373,772	2,256,442	4.23%
Due after ten years	744,752	729,453	5.61%
Total	$5,410,032	$5,248,715	4.33%

3.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of June 30, 2024 and December 31, 2023:

Table 3.1

	As of June 30, 2024
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$3,908,405	$(28,187)	$3,880,218	$(133)	$8,851	$(31,300)	$3,857,636
Farmer Mac Guaranteed USDA Securities	48,953	30	48,983	—	110	(940)	48,153
Total Farmer Mac Guaranteed Securities	3,957,358	(28,157)	3,929,201	(133)	8,961	(32,240)	3,905,789
USDA Securities	2,309,465	21,070	2,330,535	—	255	(335,230)	1,995,560
Total held-to-maturity	$6,266,823	$(7,087)	$6,259,736	$(133)	$9,216	$(367,470)	$5,901,349
Available-for-sale:
AgVantage	$5,746,236	$—	$5,746,236	$(261)	$5,441	$(361,575)	$5,389,841
Farmer Mac Guaranteed Securities(3)	—	9,062	9,062	—	248	—	9,310
Total available-for-sale	$5,746,236	$9,062	$5,755,298	$(261)	$5,689	$(361,575)	$5,399,151
Trading:
USDA Securities(4)	$1,032	$52	$1,084	$—	$—	$(58)	$1,026
(1)Amounts presented exclude $53.6 million, $55.0 million, and $28,690 of accrued interest receivable on available-for-sale, held-to-maturity, and trading securities, respectively, as of June 30, 2024.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the statement of financial operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)Fair value includes $9.3 million of an interest-only security with a notional amount of $232.4 million.
(4)The trading USDA securities had a weighted average yield of 5.57% as of June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of June 30, 2024
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$2,051,042	$(3,053)	$596,804	$(28,247)
Farmer Mac Guaranteed USDA Securities	—	—	8,031	(940)
USDA Securities	5,896	(171)	1,983,396	(335,059)
Total held-to-maturity	$2,056,938	$(3,224)	$2,588,231	$(364,246)

Available-for-sale:
AgVantage	$861,323	$(8,677)	$4,153,339	$(352,898)
Total available-for-sale	$861,323	$(8,677)	$4,153,339	$(352,898)

	As of December 31, 2023
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$2,070,770	$(6,705)	$725,347	$(32,746)
Farmer Mac Guaranteed USDA Securities	—	—	8,393	(806)
USDA Securities	—	—	2,023,801	(319,783)
Total held-to-maturity	$2,070,770	$(6,705)	$2,757,541	$(353,335)

Available-for-sale:
AgVantage	$508,182	$(5,716)	$4,043,431	$(303,695)
Total available-for-sale	$508,182	$(5,716)	$4,043,431	$(303,695)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to June 30, 2024 and December 31, 2023, as applicable.

The credit exposure related to Farmer Mac's USDA Securities in the Agricultural Finance line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 71 and 68 available-for-sale securities as of June 30, 2024 and December 31, 2023, respectively. There were 54 and 53 held-to-maturity AgVantage securities with an unrealized loss as of June 30, 2024 and December 31, 2023, respectively. As of both June 30, 2024 and December 31, 2023, 62 available-for-sale AgVantage securities had been in a loss position for more than 12 months. As of June 30, 2024 and December 31, 2023, there were 19 and 22 held-to-maturity AgVantage securities, respectively, in a loss position for more than 12 months.

During the three and six months ended June 30, 2024 and 2023 Farmer Mac had no sales of AgVantage Farmer Mac Guaranteed Securities, USDA Farmer Mac Guaranteed Securities or USDA Trading Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of June 30, 2024 are set forth below. The balances presented are based on their contractual maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of June 30, 2024
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$586,160	$578,550	3.05%
Due after one year through five years	3,075,493	2,956,677	3.82%
Due after five years through ten years	1,150,000	1,053,259	3.63%
Due after ten years	943,645	810,665	3.55%
Total	$5,755,298	$5,399,151	3.65%
(1)Amounts presented exclude $53.6 million of accrued interest receivable.

	As of June 30, 2024
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,912,322	$1,910,469	5.81%
Due after one year through five years	1,412,798	1,377,921	4.38%
Due after five years through ten years	288,510	249,002	3.67%
Due after ten years	2,646,106	2,363,957	4.40%
Total	$6,259,736	$5,901,349	4.83%
(1)Amounts presented exclude $55.0 million of accrued interest receivable.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $17.8 million and $16.4 million of accrued interest receivable and $5.8 million and $6.5 million of accrued interest payable on uncleared swaps as of June 30, 2024 and December 31, 2023, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the consolidated balance sheets.
Table 4.1

	As of June 30, 2024
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$8,694,685	$728	$(21,529)	5.54%	3.21%		1.67
Pay fixed non-callable	9,259,875	31,027	(237)	2.58%	5.41%		9.30
Receive fixed callable	4,229,327	1,257	(98,425)	5.35%	3.61%		2.52
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	540,000	21,562	(8)	1.92%	5.79%		3.93
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	157,933	1,115	(4)	2.92%	5.59%		3.91
Receive fixed non-callable	1,974,899	117	(1)	5.36%	5.12%		0.29
Basis swaps	685,384	38	(534)	5.52%	5.49%		4.15
Treasury futures	26,900	163	(4)			110.58
Netting adjustments(1)	—	(2,321)	2,321
Total financial derivatives	$25,569,003	$53,686	$(118,421)
(1)Amounts represent the application of the netting requirements that allow Farmer Mac to settle positive and negative positions, including accrued interest, held or placed with the same clearing agent.

	As of December 31, 2023
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$9,776,685	$2,350	$(20,390)	5.57%	2.94%		1.78
Pay fixed non-callable	9,174,253	7,767	(1,081)	2.50%	5.47%		9.57
Receive fixed callable	3,879,827	7,374	(95,984)	5.40%	3.40%		2.48
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	558,000	20,234	(43)	1.94%	5.82%		4.30
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	160,623	676	(29)	2.92%	5.64%		4.34
Receive fixed non-callable	1,358,396	263	(3)	5.44%	4.87%		0.64
Basis swaps	850,384	39	(746)	5.52%	5.48%		3.83
Treasury futures	21,300	11	(91)			112.51
Netting adjustments(1)	—	(1,236)	1,236
Total financial derivatives	$25,779,468	$37,478	$(117,131)
(1)Amounts represent the application of the netting requirements that allow Farmer Mac to settle positive and negative positions, including accrued interest, held or placed with the same clearing agent.

As of June 30, 2024, Farmer Mac expects to reclassify $14.3 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after June 30, 2024. During the three and six months ended June 30, 2024 and 2023, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it was probable that the originally forecasted transactions would occur.

The following tables summarize the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the three and six months ended June 30, 2024 and 2023:

Table 4.2

	For the Three Months Ended June 30, 2024
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$84,538	$166,063	$153,105	$(316,366)	$(1,799)	$85,541
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	10,408	39,134	17,827	(76,659)	—	(9,290)
Recognized on hedged items	10,309	52,651	16,705	(107,290)	—	(27,625)
Premium/discount amortization recognized on hedged items	487	—	—	(721)	—	(234)
Income/(expense) related to interest settlements on fair value hedging relationships	$21,204	$91,785	$34,532	$(184,670)	$—	$(37,149)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$3,460	$6,926	$13,188	$30,872	$—	$54,446
Recognized on hedged items	(3,361)	(6,508)	(12,112)	(29,861)	—	(51,842)
Gains/(losses) on fair value hedging relationships	$99	$418	$1,076	$1,011	$—	$2,604

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$5,393	$—	$5,393
Recognized on hedged items	—	—	—	(8,014)	—	(8,014)
Discount amortization recognized on hedged items	—	—	—	(14)	—	(14)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,635)	$—	$(2,635)

Losses on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(26)	$(26)
Interest expense on interest rate swaps	—	—	—	—	(486)	(486)
Treasury futures	—	—	—	—	(1,287)	(1,287)
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$(1,799)	$(1,799)

	For the Three Months Ended June 30, 2023
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$69,779	$144,761	$129,292	$(265,155)	$1,693	$80,370
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	8,452	34,999	15,754	(88,228)	—	(29,023)
Recognized on hedged items	7,898	45,722	15,848	(80,552)	—	(11,084)
Premium/discount amortization recognized on hedged items	508	—	—	(713)	—	(205)
Income/(expense) related to interest settlements on fair value hedging relationships	$16,858	$80,721	$31,602	$(169,493)	$—	$(40,312)

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$30,824	$100,862	$46,762	$(81,098)	$—	$97,350
Recognized on hedged items	(31,969)	(101,921)	(49,381)	81,020	—	(102,251)
(Losses)/gains on fair value hedging relationships	$(1,145)	$(1,059)	$(2,619)	$(78)	$—	$(4,901)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$5,091	$—	$5,091
Recognized on hedged items	—	—	—	(7,848)	—	(7,848)
Discount amortization recognized on hedged items	—	—	—	(14)	—	(14)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,771)	$—	$(2,771)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$2,458	$2,458
Interest expense on interest rate swaps	—	—	—	—	(1,568)	(1,568)
Treasury futures	—	—	—	—	803	803
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$1,693	$1,693

	For the Six Months Ended June 30, 2024
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$169,462	$332,876	$297,685	$(626,315)	$280	$173,988
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	20,705	79,467	35,676	(160,210)	—	(24,362)
Recognized on hedged items	20,257	104,356	33,302	(213,723)	—	(55,808)
Premium/discount amortization recognized on hedged items	933	—	—	(1,468)	—	(535)
Income/(expense) related to interest settlements on fair value hedging relationships	$41,895	$183,823	$68,978	$(375,401)	$—	$(80,705)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$31,250	$88,512	$61,368	$(23,846)	$—	$157,284
Recognized on hedged items	(30,882)	(87,251)	(59,173)	25,628	—	(151,678)
Gains/(losses) on fair value hedging relationships	$368	$1,261	$2,195	$1,782	$—	$5,606

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$10,824	$—	$10,824
Recognized on hedged items	—	—	—	(16,105)	—	(16,105)
Discount amortization recognized on hedged items	—	—	—	(27)	—	(27)
Expense recognized on cash flow hedges	$—	$—	$—	$(5,308)	$—	$(5,308)

Gains on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$729	$729
Interest expense on interest rate swaps	—	—	—	—	(521)	(521)
Treasury futures	—	—	—	—	72	72
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$280	$280

	For the Six Months Ended June 30, 2023
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$129,482	$281,298	$248,324	$(501,369)	$2,092	$159,827
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	15,001	63,909	28,933	(165,695)	—	(57,852)
Recognized on hedged items	14,859	87,693	31,056	(151,527)	—	(17,919)
Premium/discount amortization recognized on hedged items	776	—	—	(1,404)	—	(628)
Income/(expense) related to interest settlements on fair value hedging relationships	$30,636	$151,602	$59,989	$(318,626)	$—	$(76,399)

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$3,671	$7,070	$(9,919)	$41,441	$—	$42,263
Recognized on hedged items	(4,541)	(8,625)	7,576	(41,679)	—	(47,269)
(Losses)/gains on fair value hedging relationships	$(870)	$(1,555)	$(2,343)	$(238)	$—	$(5,006)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$9,482	$—	$9,482
Recognized on hedged items	—	—	—	(15,038)	—	(15,038)
Discount amortization recognized on hedged items	—	—	—	(27)	—	(27)
Expense recognized on cash flow hedges	$—	$—	$—	$(5,583)	$—	$(5,583)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$2,490	$2,490
Interest expense on interest rate swaps	—	—	—	—	(3,193)	(3,193)
Treasury futures	—	—	—	—	2,795	2,795
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$2,092	$2,092

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of June 30, 2024 and December 31, 2023:

Table 4.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in thousands)
Investment securities, Available-for-Sale, at fair value	$1,314,961	$1,251,386	$(119,517)	$(88,635)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value	5,365,415	5,497,948	(344,687)	(257,436)
Loans held for investment, at amortized cost	1,661,526	1,699,361	(364,765)	(305,592)
Notes Payable(1)	(12,594,579)	(13,350,111)	276,046	250,418
(1)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of June 30, 2024 and December 31, 2023:

Table 4.4

	June 30, 2024
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Netting Adjustments	Financial instruments pledged	Cash Collateral(2)	Net Amount(3)
	(in thousands)
Assets:
Uncleared derivatives	$22,257	$—	$22,257	$(22,094)	$—	$—	$163
Cleared derivatives	32,676	(2,321)	30,355	—	—	—	30,355
Total	$54,933	$(2,321)	$52,612	$(22,094)	$—	$—	$30,518

Liabilities:
Uncleared derivatives	$(97,499)	$—	$(97,499)	$22,094	$—	$67,151	$(8,254)
Cleared derivatives	(2,321)	2,321	—	—	—	—	—
Total	$(99,820)	$2,321	$(97,499)	$22,094	$—	$67,151	$(8,254)
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Cash collateral excludes $15.8 million of collateral posted and $0.0 million of collateral received related to counterparties not subject to master netting agreements.
(3)Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. As of June 30, 2024, Farmer Mac had additional net exposure of $176.8 million due to instances where Farmer Mac's collateral to a counterparty exceeded the net derivative position.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of June 30, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of June 30, 2024 and December 31, 2023, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $25.6 billion notional amount of interest rate swaps outstanding as of June 30, 2024, $20.3 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $25.8 billion notional amount of interest rate swaps outstanding as of December 31, 2023, $20.5 billion were cleared through the CME.

5.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of both June 30, 2024 and December 31, 2023, Farmer Mac had no loans held for sale.

During second quarter 2024, Farmer Mac sold a portion of a Corporate AgFinance agricultural storage and processing loan at a loss of $1.1 million to reduce the overall exposure to the borrower. Farmer Mac sold

$7.0 million of the overall $14.4 million loan leaving a remaining exposure of $7.4 million as of June 30, 2024.

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. The segments are characterized by similarities in risk attributes and the manner in which Farmer Mac monitors and assesses credit risk.

The following table includes loans held for investment and displays the composition of the loan balances as of June 30, 2024 and December 31, 2023:

Table 5.1

	As of June 30, 2024			As of December 31, 2023
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$5,138,819	$1,761,355	$6,900,174	$5,133,450	$1,432,261	$6,565,711
Corporate AgFinance	1,286,167	—	1,286,167	1,259,723	—	1,259,723
Total Agricultural Finance loans	6,424,986	1,761,355	8,186,341	6,393,173	1,432,261	7,825,434
Rural Infrastructure Finance loans	3,979,238	—	3,979,238	3,534,763	—	3,534,763
Total unpaid principal balance(1)	10,404,224	1,761,355	12,165,579	9,927,936	1,432,261	11,360,197
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(362,571)	—	(362,571)	(304,817)	—	(304,817)
Total loans	10,041,653	1,761,355	11,803,008	9,623,119	1,432,261	11,055,380
Allowance for losses	(15,891)	(609)	(16,500)	(15,588)	(443)	(16,031)
Total loans, net of allowance	$10,025,762	$1,760,746	$11,786,508	$9,607,531	$1,431,818	$11,039,349
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of June 30, 2024 and December 31, 2023:

Table 5.2

	June 30, 2024	December 31, 2023
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$4,676	$3,936
Corporate AgFinance	4,014	2,948
Total Agricultural Finance loans	8,690	6,884
Rural Infrastructure Finance loans	7,810	9,147
Total	$16,500	$16,031

The following is a summary of the changes in the allowance for losses for the three and six months ended June 30, 2024 and 2023:

Table 5.3

	June 30, 2024				June 30, 2023
	Agricultural Finance loans			Rural Infrastructure Finance loans(3)	Agricultural Finance loans			Rural Infrastructure Finance loans(3)
	Farm & Ranch(1)	Corporate AgFinance(2)	Total		Farm & Ranch(1)	Corporate AgFinance(2)	Total
	(in thousands)
For the Three Months Ended
Beginning Balance	$4,535	$2,569	$7,104	$7,184	$3,933	$7,039	$10,972	$4,701
Provision for losses	242	5,387	5,629	626	2	328	330	745
Charge-offs	(101)	(3,942)	(4,043)	—	—	—	—	—
Ending Balance	$4,676	$4,014	$8,690	$7,810	$3,935	$7,367	$11,302	$5,446

For the Six Months Ended
Beginning Balance	$3,936	$2,948	$6,884	$9,147	$4,044	$2,731	$6,775	$8,314
Provision for/(release of) losses	841	5,008	5,849	(1,337)	(109)	4,636	4,527	(2,868)
Charge-offs	(101)	(3,942)	(4,043)	—	—	—	—	—
Ending Balance	$4,676	$4,014	$8,690	$7,810	$3,935	$7,367	$11,302	$5,446
(1)As of June 30, 2024 and 2023, the allowance for losses for Agricultural Finance Farm & Ranch loans includes $1.2 million and $1.1 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(2)As of June 30, 2024 and 2023, the allowance for losses for Agricultural Finance Corporate AgFinance loans includes $0.0 million and $4.6 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(3)As of both June 30, 2024 and 2023, the allowance for losses for Rural Infrastructure Finance loans includes no allowance for collateral dependent assets.

The $0.6 million net provision to the allowance for the Rural Infrastructure Finance portfolio during the quarter ended June 30, 2024 was primarily attributable to renewable energy loans that extended their pre-construction phase, which has higher expected loss assumptions than their operating phase. The $5.6 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the quarter ended June 30, 2024 was primarily attributable to a permanent planting loan that is in bankruptcy and of which $3.9 million was deemed uncollectible. Accordingly, a charge-off in the amount of $3.9 million was recorded in connection with that loan. The remaining provision during the quarter was attributable to increased loan volume.

The $1.3 million net release from the allowance for the Rural Infrastructure Finance portfolio during the six months ended June 30, 2024 was primarily attributable to a single telecommunications loan that completed a restructuring during first quarter, which resulted in an improved collateral position and a paydown of approximately 15% of its previously unpaid principal balance. The $5.8 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the six months ended June 30, 2024 was primarily attributable to the permanent planting loan mentioned above and increased loan volume.

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

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of June 30, 2024 and December 31, 2023:

Table 5.4

	As of June 30, 2024
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$6,770,778	$21,101	$6,711	$19,767	$47,579	$81,817	$6,900,174
Corporate AgFinance	1,271,132	—	—	—	—	15,035	1,286,167
Total Agricultural Finance loans	8,041,910	21,101	6,711	19,767	47,579	96,852	8,186,341
Rural Infrastructure Finance loans	3,979,238	—	—	—	—	—	3,979,238
Total	$12,021,148	$21,101	$6,711	$19,767	$47,579	$96,852	$12,165,579
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
(4)Includes $26.2 million of nonaccrual loans for which there was no associated allowance. During the three and six months ended June 30, 2024, Farmer Mac received $1.2 million and $1.7 million, in interest on nonaccrual loans, respectively.

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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Rural Infrastructure Finance loans held as of June 30, 2024 and December 31, 2023, by year of origination:

Table 5.5

	As of June 30, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$492,566	$487,709	$1,117,947	$1,597,313	$1,066,209	$1,323,782	$369,423	$6,454,949
Special mention(2)	30,336	97,476	32,482	28,695	14,252	31,330	6,010	240,581
Substandard(3)	—	21,686	32,285	20,273	34,754	77,176	18,470	204,644
Total	$522,902	$606,871	$1,182,714	$1,646,281	$1,115,215	$1,432,288	$393,903	$6,900,174

For the Three Months Ended June 30, 2024:
Current period charge-offs	$—	$—	$—	$101	$—	$—	$—	$101

For the Six Months Ended June 30, 2024:
Current period charge-offs	$—	$—	$—	$101	$—	$—	$—	$101
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

	As of June 30, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$72,344	$158,535	$76,550	$245,625	$95,662	$211,201	$237,897	$1,097,814
Special mention(2)	—	44,623	—	14,990	76,367	13,490	23,848	173,318
Substandard(3)	—	—	7,530	—	—	—	7,505	15,035
Total	$72,344	$203,158	$84,080	$260,615	$172,029	$224,691	$269,250	$1,286,167

For the Three Months Ended June 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$3,942	$3,942

For the Six Months Ended June 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$3,942	$3,942
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

	As of June 30, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$441,378	$547,120	$649,907	$188,592	$570,283	$1,272,743	$274,551	$3,944,574
Special mention(2)	—	—	34,664	—	—	—	—	34,664
Substandard(3)	—	—	—	—	—	—	—	—
Total	$441,378	$547,120	$684,571	$188,592	$570,283	$1,272,743	$274,551	$3,979,238

For the Three Months Ended June 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

6.GUARANTEES AND COMMITMENTS

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2024 and December 31, 2023, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Agricultural Finance
Farmer Mac Guaranteed Securities	$436,822	$452,602
Total off-balance sheet Farmer Mac Guaranteed Securities	$436,822	$452,602

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.

The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Proceeds from new securitizations	$343,654	$222,188
Guarantee fees received	857	933

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the consolidated balance sheets. The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 6.3

	As of June 30, 2024	As of December 31, 2023
	(dollars in thousands)
Guarantee and commitment obligation	$5,758	$5,969
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	21.6 years	21.9 years

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

Table 6.4

	As of June 30, 2024	As of December 31, 2023
	(dollars in thousands)
Guarantee and commitment obligation(1)	$39,000	$41,594
Maximum principal amount	3,576,116	3,680,333
Weighted-average remaining maturity	14.4 years	14.5 years
(1) Relates to LTSPCs issued or modified on or after January 1, 2003.

Reserve for Losses - LTSPCs and Farmer Mac Guaranteed Securities

The following table is a summary, by asset type, of the reserve for losses as of June 30, 2024 and December 31, 2023:

Table 6.5

	June 30, 2024	December 31, 2023
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance	$1,443	$1,471
Rural Infrastructure Finance	251	240
Total	$1,694	$1,711

The following is a summary of the changes in the reserve for losses for the three and six month periods ended June 30, 2024 and 2023:

Table 6.6

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	Reserve for Losses	Reserve for Losses	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance
Beginning Balance	$1,407	$1,396	$1,471	$819
(Release of)/provision for losses	36	75	(28)	652
Ending Balance	$1,443	$1,471	$1,443	$1,471

Rural Infrastructure Finance
Beginning Balance	$235	$240	$240	$614
Release of losses	16	(6)	11	(380)
Ending Balance	$251	$234	$251	$234

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

The following table presents the unpaid principal balances by delinquency status of Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of June 30, 2024 and December 31, 2023:

Table 6.7

	As of June 30, 2024
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:	$3,197,192	$21,286	$303	$4,272	$25,861	$3,223,053
Rural Infrastructure Finance:	597,693	—	—	—	—	597,693
Total	$3,794,885	$21,286	$303	$4,272	$25,861	$3,820,746
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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of June 30, 2024 and December 31, 2023, by year of origination:

Table 6.8

	As of June 30, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance:
Internally Assigned Risk Rating:
Acceptable	$9,001	$158,446	$228,783	$478,551	$515,714	$1,334,544	$391,099	$3,116,138
Special mention(1)	—	—	4,920	14,717	2,408	47,945	8,602	78,592
Substandard(2)	—	—	—	1,182	—	25,918	1,223	28,323
Total	$9,001	$158,446	$233,703	$494,450	$518,122	$1,408,407	$400,924	$3,223,053

For the Three Months Ended June 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of June 30, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$368,801	$228,892	$597,693
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$368,801	$228,892	$597,693

For the Three Months Ended June 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

The following tables set forth information related to Farmer Mac's borrowings as of June 30, 2024 and December 31, 2023:

Table 7.1

	June 30, 2024
	Outstanding as of June 30		Average Outstanding During the Quarter
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,277,122	5.21%	$1,819,293	5.24%
Medium-term notes	643,430	5.25%	381,667	5.26%
Current portion of medium-term notes	6,128,319	3.35%
Total due within one year	$9,048,871	3.95%
Due after one year:
Medium-term notes due in:
Two years	$4,729,447	2.92%
Three years	4,206,620	2.89%
Four years	2,679,370	3.96%
Five years	2,710,065	4.63%
Thereafter	3,444,344	2.84%
Total due after one year	$17,769,846	3.31%
Total principal net of discounts	$26,818,717	3.53%
Hedging adjustments	(276,046)
Total	$26,542,671

	December 31, 2023
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,734,387	5.32%	$1,097,300	5.08%
Medium-term notes	384,970	5.07%	1,731,308	4.09%
Current portion of medium-term notes	5,967,811	2.90%
Total due within one year	$8,087,168	3.52%
Due after one year:
Medium-term notes due in:
Two years	$5,523,671	3.27%
Three years	3,825,702	2.27%
Four years	3,038,229	3.44%
Five years	2,623,202	4.37%
Thereafter	3,488,987	2.80%
Total due after one year	$18,499,791	3.16%
Total principal net of discounts	$26,586,959	3.27%
Hedging adjustments	(250,417)
Total	$26,336,542

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the six months ended June 30, 2024 and 2023 was $2.3 billion and $1.0 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2024 as of June 30, 2024:

Table 7.2

Debt Callable in 2024 as of June 30, 2024, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2025	$1,090,587	3.11%
2026	1,378,895	2.00%
2027	869,065	2.83%
2028	548,013	4.16%
Thereafter	1,790,661	2.51%
Total	$5,677,221	2.71%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of June 30, 2024, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2024	$7,431,079	4.54%
2025	5,542,427	3.17%
2026	4,066,181	2.36%
2027	3,168,266	3.39%
2028	2,564,571	4.22%
Thereafter	4,046,193	3.01%
Total principal net of discounts	$26,818,717	3.53%

During the six months ended June 30, 2024 and 2023, Farmer Mac called $454.5 million and $0.0 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of June 30, 2024, Farmer Mac had not used this borrowing authority.

Gains on Repurchases of Outstanding Debt

No outstanding debt repurchases were made in the three months ended June 30, 2024 and 2023.

8.EQUITY

Common Stock

During first and second quarter 2024, Farmer Mac paid a quarterly dividend of $1.40 per share on all classes of its common stock. For each quarter in 2023, Farmer Mac paid a quarterly dividend of $1.10 per share on all classes of its common stock.

Except for the period from March 16, 2020 to March 10, 2021, Farmer Mac has had a common stock repurchase program in place since third quarter 2015. On March 10, 2021, Farmer Mac's board of directors reinstated the share repurchase program on its previous terms and extended the expiration date of the program to March 2023. In February 2023, Farmer Mac's board of directors renewed the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to February 2025. Farmer Mac has not repurchased any shares of its Class C non-voting common stock since the repurchase program was reinstated in March 2021. As of June 30, 2024, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

Preferred Stock

On July 18, 2024, Farmer Mac redeemed all outstanding shares of its 6.000% Fixed-to-Floating Rate Non-Cumulative Series C Preferred Stock, plus any declared and unpaid dividends through and including the redemption date. As a result of this redemption, Farmer Mac will recognize $1.6 million of deferred issuance costs in third quarter 2024, which will be presented as "Loss on retirement of preferred stock" on the consolidated statements of operations.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both June 30, 2024 and December 31, 2023, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of June 30, 2024, Farmer Mac's minimum capital requirement was $883.7 million and its core capital level was $1.5 billion, which was $626.4 million above the minimum capital requirement as of that date. As of December 31, 2023, Farmer Mac's minimum capital requirement was $862.6 million and its core capital level was $1.5 billion, which was $589.4 million above the minimum capital requirement as of that date.

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

9.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 9.1

Assets and Liabilities Measured at Fair Value as of June 30, 2024
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,478	$19,478
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,244,900	—	2,244,900
Fixed rate GSE guaranteed mortgage-backed securities	—	1,913,762	—	1,913,762
Floating rate U.S. Treasuries	49,990	—	—	49,990
Fixed rate U.S. Treasuries	1,020,585	—	—	1,020,585
Total Available-for-sale Investment Securities	1,070,575	4,158,662	19,478	5,248,715
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,389,841	5,389,841
Farmer Mac Guaranteed Securities	—	—	9,310	9,310
Total Farmer Mac Guaranteed Securities	—	—	5,399,151	5,399,151
USDA Securities:
Trading	—	—	1,026	1,026
Total USDA Securities	—	—	1,026	1,026
Financial derivatives	163	53,523	—	53,686
Guarantee Asset	—	—	5,559	5,559
Total Assets at fair value	$1,070,738	$4,212,185	$5,425,214	$10,708,137
Liabilities:
Financial derivatives	$4	$118,417	$—	$118,421
Total Liabilities at fair value	$4	$118,417	$—	$118,421
(1) Level 3 assets represent 18% of total assets and 50% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2024 or December 31, 2023.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the three and six months ended June 30, 2024 and 2023, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three and six months ended June 30, 2024 and 2023.

Table 9.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2024
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,281	$—	$—	$1	$—	$196	$19,478
Total available-for-sale	19,281	—	—	1	—	196	19,478
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,457,197	225,000	(280,833)	29	(6,460)	(5,092)	5,389,841
Farmer Mac Guaranteed Securities	9,491	—	(171)	—	—	(10)	9,310
Total available-for-sale	5,466,688	225,000	(281,004)	29	(6,460)	(5,102)	5,399,151
USDA Securities:
Trading	1,066	—	(43)	—	3	—	1,026
Total USDA Securities	1,066	—	(43)	—	3	—	1,026
Guarantee and commitment obligations:
Guarantee Asset	5,733	—	(85)	—	(89)	—	5,559
Total Guarantee and commitment obligations	5,733	—	(85)	—	(89)	—	5,559
Total Assets at fair value	$5,492,768	$225,000	$(281,132)	$30	$(6,546)	$(4,906)	$5,425,214

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2023
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized losses included in Income	Unrealized gains included in Other Comprehensive Income	Ending Balance
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

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2024
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,082	$—	$—	$2	$—	$394	$19,478
Total available-for-sale	19,082	—	—	2	—	394	19,478
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,522,712	275,000	(344,788)	56	(87,155)	24,016	5,389,841
Farmer Mac Guaranteed Securities	9,767	—	(348)	—	—	(109)	9,310
Total available-for-sale	5,532,479	275,000	(345,136)	56	(87,155)	23,907	5,399,151
USDA Securities:
Trading	1,241	—	(216)	—	1	—	1,026
Total USDA Securities	1,241	—	(216)	—	1	—	1,026
Guarantee and commitment obligations:
Guarantee Asset	5,831	—	(170)	—	(102)	—	5,559
Total Guarantee and commitment obligations	5,831	—	(170)	—	(102)	—	5,559
Total Assets at fair value	$5,558,633	$275,000	$(345,522)	$58	$(87,256)	$24,301	$5,425,214

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2023
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains included in Other Comprehensive Income	Ending Balance
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

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of June 30, 2024 and December 31, 2023:

Table 9.3

	As of June 30, 2024
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,478	Indicative bids	Range of broker quotes	99.0% - 99.0% (99.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,389,841	Discounted cash flow	Discount rate	5.1% - 6.0% (5.4%)
Farmer Mac Guaranteed Securities	$9,310	Discounted cash flow	Discount rate	7.6%
			CPR	3%

USDA Securities	$1,026	Discounted cash flow	Discount rate	5.9% - 6.0% (5.9%)
			CPR	12% - 12% (12%)

Guarantee Asset	$5,559	Discounted cash flow	Discount rate	7.6%
			CPR	3%

	As of December 31, 2023
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,082	Indicative bids	Range of broker quotes	97.0% - 97.0% (97.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,522,712	Discounted cash flow	Discount rate	4.7% - 5.4% (5.0%)
Farmer Mac Guaranteed Securities	$9,767	Discounted cash flow	Discount rate	8.3%
			CPR	3%

USDA Securities	$1,241	Discounted cash flow	Discount rate	5.4% - 5.4% (5.4%)
			CPR	12% - 12% (12%)

Guarantee Asset	$5,831	Discounted cash flow	Discount rate	8.3%
			CPR	3%

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of June 30, 2024 and December 31, 2023:

Table 9.4

	As of June 30, 2024		As of December 31, 2023
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$922,961	$922,961	$888,707	$888,707
Investment securities	5,265,609	5,265,383	4,981,249	4,979,504
Farmer Mac Guaranteed Securities	9,304,940	9,328,219	9,710,074	9,745,548
USDA Securities	1,996,586	2,331,561	2,036,046	2,355,412
Loans	11,114,479	11,786,508	10,426,021	11,039,349
Financial derivatives	53,686	53,686	37,478	37,478
Guarantee and commitment fees receivable	54,220	46,754	58,465	49,832
Financial liabilities:
Notes payable	25,848,684	26,542,671	25,670,971	26,336,542
Debt securities of consolidated trusts held by third parties	1,577,031	1,662,549	1,268,563	1,351,069
Financial derivatives	118,421	118,421	117,131	117,131
Guarantee and commitment obligations	52,224	44,758	56,195	47,563

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

The following table presents Farmer Mac's seven segments:

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

The following tables present core earnings for Farmer Mac's segments and a reconciliation to consolidated net income for the three and six months ended June 30, 2024 and 2023.

Table 10.1

Core Earnings by Business Segment
For the Three Months Ended June 30, 2024
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$35,522	$7,866	$7,672	$2,999	$32,620	$661	$—	$—		$87,340
Less: reconciling adjustments(1)(2)(3)	(1,366)	—	(26)	—	(2,352)	—	—	3,744		—
Net effective spread	34,156	7,866	7,646	2,999	30,268	661	—	3,744		—
Guarantee and commitment fees	4,612	127	301	216	—	—	—	(1,459)		3,797
Gain on sale of investment securities	—	—	—	—	—	1,052	—	—		1,052
Loss on sale of mortgage loan	—	(1,147)	—	—	—	—	—	—		(1,147)
Other income(3)	517	(5)	—	—	—	7	(38)	(1,606)		(1,125)
Total revenues	39,285	6,841	7,947	3,215	30,268	1,720	(38)	679		89,917

(Provision for)/release of losses	(211)	(5,354)	502	(1,117)	—	1	—	—		(6,179)

Provision for reserve for losses	(36)	—	(15)	—	—	—	—	—		(51)
Operating expenses	—	—	—	—	—	—	(24,469)	—		(24,469)
Total non-interest expense	(36)	—	(15)	—	—	—	(24,469)	—		(24,520)
Core earnings before income taxes	39,038	1,487	8,434	2,098	30,268	1,721	(24,507)	679	(4)	59,218
Income tax (expense)/benefit	(8,198)	(312)	(1,771)	(441)	(6,355)	(362)	5,469	(143)		(12,113)
Core earnings before preferred stock dividends	30,840	1,175	6,663	1,657	23,913	1,359	(19,038)	536	(4)	47,105
Preferred stock dividends	—	—	—	—	—	—	(6,792)	—		(6,792)
Segment core earnings/(losses)	$30,840	$1,175	$6,663	$1,657	$23,913	$1,359	$(25,830)	$536	(4)	$40,313

Total Assets	$14,962,357	$1,660,154	$7,135,581	$736,936	$—	$5,560,800	$138,486	$—		$30,194,314
Total on- and off-balance sheet program assets at principal balance	$18,504,501	$1,816,893	$7,561,473	$875,472	$—	$—	$—	$—		$28,758,339
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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2024
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$69,411	$15,837	$14,937	$5,048	$67,339	$1,136	$—	$—		$173,708
Less: reconciling adjustments(1)(2)(3)	(2,412)	—	(60)	—	(4,596)	—	—	7,068		—
Net effective spread	66,999	15,837	14,877	5,048	62,743	1,136	—	7,068		—
Guarantee and commitment fees	9,096	214	650	278	—	—	—	(2,524)		7,714
Gain on sale of investment securities	—	—	—	—	—	1,052	—	—		1,052
Loss on sale of mortgage loan	—	(1,147)	—	—	—	—	—	—		(1,147)
Other income(3)	1,512	7	—	—	—	11	28	645		2,203
Total revenues	77,607	14,911	15,527	5,326	62,743	2,199	28	5,189		183,530

(Provision for)/release of losses	(772)	(4,976)	3,519	(2,151)	—	2	—	—		(4,378)

Release of/(provision for) reserve for losses	28	—	(10)	—	—	—	—	—		18
Operating expenses	—	—	—	—	—	—	(51,706)	—		(51,706)
Total non-interest expense	28	—	(10)	—	—	—	(51,706)	—		(51,688)
Core earnings before income taxes	76,863	9,935	19,036	3,175	62,743	2,201	(51,678)	5,189	(4)	127,464
Income tax (expense)/benefit	(16,141)	(2,086)	(3,998)	(667)	(13,174)	(463)	11,006	(1,090)		(26,613)
Core earnings before preferred stock dividends	60,722	7,849	15,038	2,508	49,569	1,738	(40,672)	4,099	(4)	100,851
Preferred stock dividends	—	—	—	—	—	—	(13,583)	—		(13,583)
Segment core earnings/(losses)	$60,722	$7,849	$15,038	$2,508	$49,569	$1,738	$(54,255)	$4,099	(4)	$87,268

Total Assets	$14,962,357	$1,660,154	$7,135,581	$736,936	$—	$5,560,800	$138,486	$—		$30,194,314
Total on- and off-balance sheet program assets at principal balance	$18,504,501	$1,816,893	$7,561,473	$875,472	$—	$—	$—	$—		$28,758,339
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the quarter ended June 30, 2024. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage
Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on February 23, 2024
(the "2023 Annual Report").

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

During second quarter 2024:

•we provided $1.5 billion in liquidity and lending capacity to lenders serving rural America;
•we maintained strong liquidity in our investment portfolio well above regulatory requirements;
•we maintained our strong capital position, well above regulatory requirements, and uninterrupted access to the debt capital markets; and
•we closed our fourth structured securitization transaction involving approximately $300 million of agricultural mortgage loans.

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

Table 1

	For the Three Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023
	(in thousands)
Net income attributable to common stockholders	$40,313	$46,955	$40,421
Core earnings	39,777	43,392	42,162

The $6.6 million sequential decrease in net income attributable to common stockholders was due to a $6.4 million after-tax increase in our provision for credit losses and a $3.1 million after-tax decrease in the fair value of undesignated financial derivatives. These factors were partially offset by a $2.2 million after-tax decrease in operating expenses.

The $0.1 million year-over-year decrease in net income attributable to common stockholders was due to a $4.0 million after-tax increase in our provision for credit losses, a $2.8 million after-tax decrease in the fair value of undesignated financial derivatives, and a $0.2 million increase in operating expenses. These factors were partially offset by a $6.8 million after-tax increase in net interest income.

The $3.6 million sequential decrease in core earnings was due to a $6.4 million after-tax increase in our provision for credit losses. This factor was partially offset by a $2.2 million after-tax decrease in operating expenses.

The $2.4 million year-over-year decrease in core earnings was due to a $4.0 million after-tax increase in our provision for credit losses. This factor was partially offset by a $1.4 million after-tax increase in net effective spread.

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

Table 2

	For the Three Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023
	(in thousands)
Net interest income	$87,340	$86,368	$78,677
Net interest yield %	1.15%	1.15%	1.12%
Net effective spread	$83,596	$83,044	$81,832
Net effective spread %	1.14%	1.14%	1.20%

The $1.0 million sequential increase in net interest income was primarily due to a $1.3 million increase from a shift in the composition of new business volume towards higher-yielding loans and an increase of $0.9 million in cash-basis interest income. These factors were partially offset by an increase of $1.2 million in funding costs, which was primarily attributable to opportunistic issuance of debt at advantageous rates in advance of the funding needs of our business. In addition, during fourth quarter 2023, debt spreads widened, and we have continued to experience the effects of that along with other issuers in the market. We also lengthened the tenor of our liquidity investment portfolio as part of our overall balance sheet management strategy and to mitigate volatility from decreases in the rate environment. In percentage terms, net interest income remained consistent.

The $8.7 million year-over-year increase in net interest income was primarily attributable to a $7.5 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives) and a $4.1 million increase from a shift in the composition of new business volume towards higher-yielding loans. These factors were partially offset by an increase of $1.8 million in funding costs, which was primarily attributable to opportunistic issuance of debt at advantageous rates in advance of the funding needs of our business, and there was a decrease of $1.2 million in cash-basis interest income. In addition, during fourth quarter 2023, debt spreads widened, and we have continued to experience the effects of that along with other issuers in the market. We also lengthened the tenor of our liquidity investment portfolio as part of our overall balance sheet management strategy and to mitigate volatility from decreases in the rate environment. In percentage terms, the year-over-year 0.03% increase was primarily attributable to net fair value changes from designated financial derivatives.

The $0.6 million sequential increase in net effective spread was primarily due to a $1.3 million increase from a shift in the composition of new business volume towards higher-yielding loans and an increase of $0.9 million in cash-basis interest income. These factors were partially offset by an increase of $1.8 million in our non-GAAP funding costs, which was primarily attributable to opportunistic issuance of debt at advantageous rates in advance of the funding needs of our business in addition to the debt spread and liquidity portfolio factors described above. In percentage terms, net effective spread remained consistent compared to first quarter 2024.

The $1.8 million year-over-year increase in net effective spread was primarily due to a $4.2 million increase from a shift in the composition of new business volume towards higher-yielding loans. This factor was partially offset by an increase of $2.1 million of non-GAAP funding costs, which was primarily attributable to opportunistic issuance of debt at advantageous rates in advance of the funding needs of our business in addition to the debt spread and liquidity portfolio factors described above. In percentage terms, the year-over-year decrease of 0.06% was primarily attributable to a decrease of 0.03% on net business volume changes and a decrease of 0.02% related to the increases in non-GAAP funding costs.

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

Business Volume

Our outstanding business volume was $28.8 billion as of June 30, 2024, a net decrease of $88.9 million from March 31, 2024 after taking into account all new business, maturities, sales, and paydowns on existing assets. The net decrease was primarily attributable to a net decrease of $345.8 million in the Agricultural Finance line of business, partially offset by a net increase of $256.9 million in the Rural Infrastructure Finance line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
Core capital	$1,510,120	$1,452,008
Capital in excess of minimum capital level required	626,379	589,399

The increase in capital in excess of the minimum capital level required was primarily due to an increase in retained earnings.

Credit Quality

During second quarter 2024, we recorded a charge-off of $3.9 million on a single permanent planting loan that is in bankruptcy to reflect the amount of the loan that was deemed uncollectible. The following table presents Agricultural Finance on- and off-balance sheet substandard assets, in dollars and as a percentage of the respective portfolio as of June 30, 2024, March 31, 2024, and December 31, 2023:

Table 4

	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
June 30, 2024	$219,679	2.7%	$28,323	0.9%
March 31, 2024	225,895	2.9%	29,319	0.9%
December 31, 2023	152,865	2.0%	33,086	1.0%

Increase/(decrease) from prior quarter-ending	$(6,216)	(0.2)%	$(996)	—%
Increase/(decrease) from prior year-ending	66,814	0.7%	(4,763)	(0.1)%
The decrease of $6.2 million in on-balance sheet substandard assets during second quarter was primarily driven by credit upgrades in permanent plantings, and was partially offset by downgrades in agricultural storage and processing, part-time farms, crops, and livestock. The $1.0 million decrease in substandard assets in our off-balance sheet portfolios during second quarter was primarily due to credit upgrades in crops, part-time farms, and permanent plantings, and was partially offset by downgrades in livestock.
There were no substandard assets in the Rural Infrastructure Finance portfolio as of June 30, 2024. There was one substandard asset with an outstanding balance of $29.4 million in the Rural Infrastructure Finance portfolio as of December 31, 2023.
For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 25 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

The following table presents 90-day delinquencies for the on- and off-balance sheet Agricultural Finance portfolios in dollars and as a percentage of the respective balance sheet category as of June 30, 2024, March 31, 2024, and December 31, 2023:

Table 5

	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
June 30, 2024	$57,791	0.71%	$4,272	0.13%
March 31, 2024	67,256	0.85%	9,569	0.29%
December 31, 2023	32,893	0.42%	1,784	0.05%

Increase/(decrease) from prior quarter-ending	$(9,465)	(0.14)%	$(5,297)	(0.16)%
Increase/(decrease) from prior year-ending	24,898	0.29%	2,488	0.08%
On-balance sheet Agricultural Finance assets 90 or more days delinquent decreased in crops, permanent plantings, and livestock, and were partially offset by increases in part-time farms. Off-balance sheet Agricultural Finance assets 90 days or more delinquent decreased in permanent plantings, part-time farms, and livestock, and was partially offset by increases in crops. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet Agricultural Finance portfolio represented over half of the aggregate 90-day delinquencies as of June 30, 2024.

As of both June 30, 2024 and December 31, 2023, there were no 90-day delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loan purchases and loans underlying LTSPCs.

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

Core Earnings and Core Earnings Per Share

The main difference between core earnings and core earnings per share (non-GAAP measures) and net income attributable to common stockholders and earnings per common share (GAAP measures) is that those non-GAAP measures exclude the effects of fair value fluctuations. These fluctuations are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is expected. Another difference is that these two non-GAAP measures exclude specified infrequent or unusual transactions that we believe are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. For example, in prior periods, we excluded any losses on retirement of preferred stock from core earnings and core earnings per share. Farmer Mac redeemed all outstanding shares of its Series C Preferred Stock on July 18, 2024 and plans to exclude any losses on retirement of preferred stock from core earnings and core earnings per share in the presentation of its core earnings for third quarter 2024. For a reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings and of earnings per common share to core earnings per share, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

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

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	June 30, 2024	June 30, 2023
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$40,313	$40,421
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 13)	(359)	2,141
Gains/(losses) on hedging activities due to fair value changes	2,604	(4,901)
Unrealized losses on trading securities	(87)	(57)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	26	29
Net effects of terminations or net settlements on financial derivatives	(1,505)	583
Income tax effect related to reconciling items	(143)	464
Sub-total	536	(1,741)
Core earnings	$39,777	$42,162

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$83,596	$81,832
Guarantee and commitment fees(2)	5,256	4,581
Gain on sale of investment securities (GAAP)	1,052	—
Loss on sale of mortgage loan (GAAP)	(1,147)	—
Other(3)	481	409
Total revenues	89,238	86,822

Credit related expense (GAAP):
Provision for losses	6,230	1,142
Total credit related expense	6,230	1,142

Operating expenses (GAAP):
Compensation and employee benefits	14,840	13,937
General and administrative	8,904	9,420
Regulatory fees	725	831
Total operating expenses	24,469	24,188

Net earnings	58,539	61,492
Income tax expense(4)	11,970	12,539
Preferred stock dividends (GAAP)	6,792	6,791
Core earnings	$39,777	$42,162

Core earnings per share:
Basic	$3.66	$3.89
Diluted	$3.63	$3.86
Weighted-average shares:
Basic	10,879	10,833
Diluted	10,956	10,916
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

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$87,268	$80,665
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	1,324	3,057
Gains/(losses) on hedging activities due to fair value changes	5,606	(5,006)
Unrealized (losses)/gains on trading securities	(101)	302
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	57	58
Net effects of terminations or net settlements on financial derivatives	(1,697)	1,106
Income tax effect related to reconciling items	(1,090)	102
Sub-total	4,099	(381)
Core earnings	$83,169	$81,046

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$166,640	$159,005
Guarantee and commitment fees(2)	10,238	9,235
Gain on sale of investment securities (GAAP)	1,052	—
Loss on sale of mortgage loan (GAAP)	(1,147)	—
Other(3)	1,558	1,476
Total revenues	178,341	169,716

Credit related expense (GAAP):
Provision for losses	4,360	1,892
Total credit related expense	4,360	1,892

Operating expenses (GAAP):
Compensation and employee benefits	33,097	29,288
General and administrative	17,159	16,947
Regulatory fees	1,450	1,666
Total operating expenses	51,706	47,901

Net earnings	122,275	119,923
Income tax expense(4)	25,523	25,295
Preferred stock dividends (GAAP)	13,583	13,582
Core earnings	$83,169	$81,046

Core earnings per share:
Basic	$7.66	$7.49
Diluted	$7.59	$7.42
Weighted-average shares:
Basic	10,863	10,817
Diluted	10,966	10,917
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
(4)Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings.

Table 7

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except per share amounts)
GAAP - Basic EPS	$3.71	$3.73	$8.04	$7.46
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 13)	(0.03)	0.20	0.12	0.28
Gains/(losses) on hedging activities due to fair value changes	0.24	(0.45)	0.52	(0.46)
Unrealized (losses)/gains on trading securities	(0.01)	—	(0.01)	0.03
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	(0.14)	0.05	(0.16)	0.10
Income tax effect related to reconciling items	(0.01)	0.04	(0.10)	0.01
Sub-total	0.05	(0.16)	0.38	(0.03)
Core Earnings - Basic EPS	$3.66	$3.89	$7.66	$7.49

Shares used in per share calculation (GAAP and Core Earnings)	10,879	10,833	10,863	10,817

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$3.68	$3.70	$7.96	$7.39
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 13)	(0.03)	0.20	0.12	0.28
Gains/(losses) on hedging activities due to fair value changes	0.24	(0.45)	0.51	(0.46)
Unrealized (losses)/gains on trading securities	(0.01)	—	(0.01)	0.03
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	(0.14)	0.05	(0.16)	0.10
Income tax effect related to reconciling items	(0.01)	0.04	(0.10)	0.01
Sub-total	0.05	(0.16)	0.37	(0.03)
Core Earnings - Diluted EPS	$3.63	$3.86	$7.59	$7.42

Shares used in per share calculation (GAAP and Core Earnings)	10,956	10,916	10,966	10,917

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

Net Interest Income. The following table provides information about interest-earning assets and funding for the three and six months ended June 30, 2024 and 2023. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis. Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly. The average balance of loans in consolidated trusts with beneficial interests owned by third parties (single-class) and for which Farmer Mac guarantees all classes of securities issued is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities. The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 8

	For the Three Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$6,229,727	$84,538	5.43%	$5,855,670	$69,779	4.77%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	23,229,634	309,277	5.33%	21,413,492	265,496	4.96%
Total interest-earning assets	29,459,361	393,815	5.35%	27,269,162	335,275	4.92%
Funding:
Notes payable due within one year	3,216,721	42,197	5.25%	3,620,473	40,821	4.51%
Notes payable due after one year(2)	24,241,899	265,649	4.38%	22,069,922	216,821	3.93%
Total interest-bearing liabilities(3)	27,458,620	307,846	4.48%	25,690,395	257,642	4.01%
Net non-interest-bearing funding	2,000,741	—		1,578,766	—
Total funding	29,459,361	307,846	4.18%	27,269,161	257,642	3.78%
Net interest income/yield prior to consolidation of certain trusts	29,459,361	85,969	1.17%	27,269,161	77,633	1.14%
Net effect of consolidated trusts(4)	907,509	1,371	0.60%	882,799	1,044	0.47%
Net interest income/yield	$30,366,870	$87,340	1.15%	$28,151,960	$78,677	1.12%
(1)Excludes interest income of $9.9 million and $8.6 million in second quarter 2024 and 2023, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $8.5 million and $7.5 million in second quarter 2024 and 2023, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(4)Includes the effect of consolidated trusts with beneficial interests owned by third parties (single-class).

	For the Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$6,237,051	$169,462	5.43%	$5,763,409	$129,482	4.49%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	23,035,820	611,679	5.31%	21,347,914	512,544	4.80%
Total interest-earning assets	29,272,871	781,141	5.34%	27,111,323	642,026	4.74%
Funding:
Notes payable due within one year	2,810,466	73,280	5.21%	3,589,110	76,853	4.28%
Notes payable due after one year(2)	24,488,791	536,576	4.38%	21,971,243	409,537	3.73%
Total interest-bearing liabilities(3)	27,299,257	609,856	4.47%	25,560,353	486,390	3.81%
Net non-interest-bearing funding	1,973,614	—		1,550,970	—
Total funding	29,272,871	609,856	4.17%	27,111,323	486,390	3.59%
Net interest income/yield prior to consolidation of certain trusts	29,272,871	171,285	1.17%	27,111,323	155,636	1.15%
Net effect of consolidated trusts(4)	880,196	2,423	0.55%	889,235	2,099	0.47%
Net interest income/yield	$30,153,067	$173,708	1.15%	$28,000,558	$157,735	1.13%
(1)Excludes interest income of $18.9 million and $17.1 million in the first half of 2024 and 2023, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $16.5 million and $15.0 million in the first half of 2024 and 2023, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
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

Table 9

	For the Six Months Ended June 30, 2024 Compared to Same Period in 2023
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$28,711	$11,269	$39,980
Loans, Farmer Mac Guaranteed Securities and USDA Securities	56,775	42,360	99,135
Total	85,486	53,629	139,115
Expense from other interest-bearing liabilities	88,758	34,708	123,466
Change in net interest income prior to consolidation of certain trusts(1)	$(3,272)	$18,921	$15,649
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

Table 10

	For the Three Months Ended				For the Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$87,340	1.15%	$78,677	1.12%	$173,708	1.15%	$157,735	1.13%
Net effects of consolidated trusts	(1,371)	0.02%	(1,044)	0.02%	(2,423)	0.02%	(2,099)	0.02%
Expense related to undesignated financial derivatives	(486)	(0.01)%	(1,568)	(0.02)%	(521)	—%	(3,193)	(0.02)%
Amortization of premiums/discounts on assets consolidated at fair value	(21)	—%	(24)	—%	(48)	—%	(48)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	738	0.01%	890	0.01%	1,530	0.01%	1,604	0.01%
Fair value changes on fair value hedge relationships	(2,604)	(0.03)%	4,901	0.07%	(5,606)	(0.04)%	5,006	0.03%
Net effective spread	$83,596	1.14%	$81,832	1.20%	$166,640	1.14%	$159,005	1.17%

The $7.6 million year-over-year increase in net effective spread was primarily due to a $7.7 million increase from a shift in the composition of new business volume towards higher-yielding loans, partially offset by a $0.4 million increase in non-GAAP funding costs, which was primarily attributable to opportunistic issuance of debt at advantageous rates in advance of the funding needs of our business. In addition, during fourth quarter 2023, debt spreads widened, and we've continued to experience the effects of that along with other issuers in the market. Further, we lengthened the tenor of our liquidity investment portfolio as part of our overall balance sheet management strategy and to mitigate volatility from decreases in the rate environment. In percentage terms, the year-over-year decrease of 0.03% was primarily attributable to a decrease of 0.03% on net business volume changes.

See Note 10 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three month period ended June 30, 2024 and 2023:

Table 11

	As of June 30, 2024			As of June 30, 2023
	Allowance for Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended
Beginning Balance	$14,788	$1,642	$16,430	$16,278	$1,636	$17,914
Provision for losses	6,179	51	6,230	1,073	69	1,142
Charge-offs	(4,043)	—	(4,043)	—	—	—
Ending Balance	$16,924	$1,693	$18,617	$17,351	$1,705	$19,056

For the Six Months Ended
Beginning Balance	$16,589	$1,711	$18,300	$15,731	$1,433	$17,164
Provision for/(release of) losses	4,378	(18)	4,360	1,620	272	1,892
Charge-offs	(4,043)	—	(4,043)	—	—	—
Ending Balance	$16,924	$1,693	$18,617	$17,351	$1,705	$19,056

See Notes 5 and 6 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

During second quarter 2024, we recorded a $6.2 million net provision to the total allowance for losses primarily as a result of a single permanent planting loan that is in bankruptcy, which resulted in a $3.9 million charge-off to reflect the amount that we have deemed uncollectible. The remaining $2.2 million provision was the result of new business volume.

Guarantee and Commitment Fees. The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the three and six months ended June 30, 2024 and 2023:

Table 12

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2024	June 30, 2023	$	%	June 30, 2024	June 30, 2023	$	%
	(dollars in thousands)
Contractual guarantee and commitment fees	$3,945	$3,697	$248	7%	$7,849	$7,402	$447	6%
Guarantee obligation amortization	1,270	1,152	118	10%	3,052	2,920	132	5%
Guarantee asset fair value changes	(1,418)	(1,360)	(58)	(4)%	(3,187)	(2,900)	(287)	10%
Guarantee and commitment fee income	$3,797	$3,489	$308	9%	$7,714	$7,422	$292	4%

Guarantee and commitment fees increased for the three and six months ended June 30, 2024 compared to 2023, which was due to increases in the average outstanding balance of LTSPCs during the period. As adjusted for the core earnings presentation, guarantee and commitment fees were $5.3 million and $10.2 million for the three and six months ended June 30, 2024, respectively, compared to $4.6 million and $9.2 million for the three and six months ended June 30, 2023, respectively.

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

(Losses)/gains on financial derivatives. The components of gains and losses on financial derivatives for the three and six months ended June 30, 2024 and 2023 are summarized in the following table:

Table 13

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2024	June 30, 2023	$	%	June 30, 2024	June 30, 2023	$	%
	(dollars in thousands)
(Losses)/gains due to fair value changes	$(359)	$2,141	$(2,500)	(117)%	$1,324	$3,057	$(1,733)	(57)%
Accrual of contractual payments	(486)	(1,568)	1,082	(69)%	(521)	(3,194)	2,673	(84)%
(Losses)/gains due to terminations or net settlements	(954)	1,120	(2,074)	(185)%	(523)	2,229	(2,752)	(123)%
(Losses)/gains on financial derivatives	$(1,799)	$1,693	$(3,492)	(206)%	$280	$2,092	$(1,812)	(87)%

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

Losses on sale of mortgage loans. During second quarter 2024, Farmer Mac sold a portion of a Corporate AgFinance agricultural storage and processing loan at a loss of $1.1 million to reduce the overall exposure to the borrower. Farmer Mac sold $7.0 million of the overall $14.4 million loan leaving a remaining exposure of $7.4 million as of June 30, 2024. After that sale, the borrower restructured its credit facilities to address short-term headwinds resulting from an imbalance in supply and demand that occurred in 2023 and from internal adverse events, such as a fire and other equipment failures, all of which the borrower resolved in the first half of 2024.

Gains on sale of available-for-sale investment securities. During second quarter 2024, Farmer Mac sold available-for-sale investment securities at a gain of $1.1 million. Those sales were done to rebalance the liquidity investment portfolio given the lower level of business volume activity while demonstrating that the portfolio provides strong contingent liquidity.

Table 14

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2024	June 30, 2023	$	%	June 30, 2024	June 30, 2023	$	%
	(dollars in thousands)
Compensation and employee benefits	$14,840	$13,937	$903	6%	$33,097	$29,288	$3,809	13%
General and administrative	8,904	9,420	(516)	(5)%	17,159	16,947	212	1%
Regulatory fees	725	831	(106)	(13)%	1,450	1,666	(216)	(13)%
Total Operating Expenses	$24,469	$24,188	$281	1%	$51,706	$47,901	$3,805	8%

Compensation and Employee Benefits. The increase in compensation and employee benefits expenses for the three and six months ended June 30, 2024 compared to 2023 was largely due to increased headcount and increased stock compensation expense.

General and Administrative Expenses (G&A). The increase in G&A expenses for the six months ended June 30, 2024 compared to 2023 was primarily due to increased spending on software licenses and information technology and other consultants to support growth and strategic initiatives. The decrease in G&A expenses for the three months ended June 30, 2024 compared to 2023 was primarily due to a decrease in consulting costs related to technology strategic initiatives because more of the costs were capitalized during the current year than in the prior-year period. One of those initiatives is a multi-year effort to replace Farmer Mac's platform for securities trades and to implement a treasury management system. That initiative is expected to be completed during 2024.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three and six months ended June 30, 2024 and 2023:

Table 15

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2024	June 30, 2023	$	%	June 30, 2024	June 30, 2023	$	%
	(dollars in thousands)
Income tax expense	$12,113	$12,075	$38	—%	$26,613	$25,193	$1,420	6%
Effective tax rate	20.5%	20.4%		0.1%	20.9%	21.1%		(0.2)%

Business Volume.

The following table sets forth the net growth or decrease in Farmer Mac's lines of business for the three and six months ended June 30, 2024 and 2023:

Table 16

Net New Business Volume
		For the Three Months Ended		For the Six Months Ended
		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	On or Off Balance Sheet	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$(108,724)	$114,550	$5,369	$(198,478)
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	51,444	(18,194)	37,688	(37,855)
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	300,514	(1,983)	291,406	274,459
IO-FMGS(2)	On-balance sheet	(170)	(441)	(347)	(874)
USDA Securities	On-balance sheet	4,556	(13,409)	(9,422)	(64,016)
AgVantage Securities(1)	On-balance sheet	(560,000)	(215,000)	(400,000)	(145,000)
LTSPCs and unfunded loan commitments	Off-balance sheet	(77,051)	4,949	(192,619)	12,711
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(7,021)	(6,698)	(15,780)	(19,556)
Loans serviced for others	Off-balance sheet	47	566,768	(20,595)	566,320
Total Farm & Ranch		$(396,405)	$430,542	$(304,300)	$387,711
Corporate AgFinance:
Loans	On-balance sheet	$27,661	$15,039	$26,444	$21,650
AgVantage Securities(1)	On-balance sheet	(9,738)	30,438	70,748	8,523
Unfunded loan commitments	Off-balance sheet	32,676	35,297	25,722	47,076
Total Corporate AgFinance		$50,599	$80,774	$122,914	$77,249
Total Agricultural Finance		$(345,806)	$511,316	$(181,386)	$464,960
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$132,165	$103,852	$146,183	$193,774
AgVantage Securities(1)	On-balance sheet	(19,279)	(373,871)	(38,454)	97,358
LTSPCs and unfunded loan commitments	Off-balance sheet	10,864	(7,771)	(26,979)	(38,782)
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	—	—	—	(71)
Total Rural Utilities		$123,750	$(277,790)	$80,750	$252,279
Renewable Energy:
Loans	On-balance sheet	$160,320	$24,811	$298,292	$91,727
Unfunded loan commitments	Off-balance sheet	(27,155)	(5,403)	89,659	6,004
Total Renewable Energy		$133,165	$19,408	$387,951	$97,731
Total Rural Infrastructure Finance		$256,915	$(258,382)	$468,701	$350,010
Total		$(88,891)	$252,934	$287,315	$814,970
(1)Categories of Farmer Mac Guaranteed Securities.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Farmer Mac's outstanding business volume was $28.8 billion as of June 30, 2024, a net decrease of $0.1 billion from March 31, 2024 after taking into account all new business, maturities, sales, and paydowns on existing assets.

The $0.4 billion net decrease in Farm & Ranch during second quarter 2024 resulted from $1.1 billion of scheduled maturities and repayments, partially offset by $0.7 billion of new purchases, commitments, and guarantees. Included in the $0.7 billion is the purchase of $390.2 million of Farm & Ranch loans. Scheduled loan maturities and repayments in the aggregate amount of $133.1 million partially offset those purchases.

During second quarter 2024, a total of $0.8 billion in Farm & Ranch AgVantage Securities matured without refinancing, which primarily reflected slower loan growth resulting in less liquidity needs from Farmer Mac's AgVantage counterparties. The $0.8 billion in maturities and repayments were partially offset by $0.2 billion in new purchases.

The $0.1 billion net increase in Corporate AgFinance during second quarter 2024 resulted from $0.3 billion of new purchases and unfunded loan commitments, which was partially offset by $0.2 billion of scheduled maturities, repayments, sales, and paydowns on revolving commitments. Included in the $0.3 billion is $243.7 million of purchases of Corporate AgFinance loans and unfunded commitments, which was partially offset by $172.4 million of scheduled repayments. The net increase in Corporate AgFinance loan purchases and unfunded commitments primarily reflected a more active market for agribusiness transactions during the quarter.

The $0.1 billion net increase in Rural Utilities during second quarter 2024 resulted from $241.4 million of new purchases, unfunded loan commitments, and guarantees, which was partially offset by $117.7 million of scheduled maturities and repayments.

The $0.1 billion net increase in Renewable Energy during second quarter 2024 primarily reflects $271.9 million in loan purchases and unfunded commitments, partially offset by $138.7 million in repayments. The net increase in Renewable Energy loan purchases and unfunded commitments primarily reflects the continued strong demand for renewable power generation and storage.

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

Farmer Mac purchased a total of $0.2 billion in Farm & Ranch loans during second quarter 2023, partially offset by $0.1 billion in repayments. The $0.1 billion net increase was primarily driven by improved borrower economics despite the continued higher interest rate environment.

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

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 17

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands)
AgVantage securities	$274,650	$878,455	$686,200	$1,573,655
Structured securitization transactions (not consolidated)	—	—	—	—
Loans securitized and held in consolidated trusts with beneficial interests owned by third parties (structured and single-class)	314,545	—	330,481	285,201
Total Farmer Mac Guaranteed Securities Issuances	$589,195	$878,455	$1,016,681	$1,858,856

Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those securitized loans. During second quarter 2024, Farmer Mac executed its fourth structured securitization transaction, whereby it sold and securitized agricultural mortgage loans resulting in $305.6 million of Farmer Mac Guaranteed Securities. In this transaction, Farmer Mac transferred selected loans to a depositor which then deposited the loans into a trust, at which time the loans became assets of the trust. Farmer Mac concluded that it was the primary beneficiary of the trust because Farmer Mac retained significant interest and has power over the activities most significant to the economic performance of the Variable Interest Entity in its role as Master Servicer. Therefore, Farmer Mac consolidates the assets and liabilities of the trust for this structured securitization. Farmer Mac does not consider the assets held by the related securitization trust to be available to satisfy the claims of the creditors of Farmer Mac and/or the depositor.

During the three and six months ended June 30, 2024 and 2023, Farmer Mac realized no gains or losses from the securitization of loans that it holds in consolidated trusts. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets.

During the three and six months ended June 30, 2024 and 2023, Farmer Mac realized no gains or losses from the issuance of Farmer Mac Guaranteed USDA Securities or AgVantage Securities.

The following table sets forth information about outstanding volume in each of Farmer Mac's lines of business as of the dates indicated:

Table 18

Outstanding Business Volume
	On or Off Balance Sheet	As of June 30, 2024	As of December 31, 2023
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$5,138,819	$5,133,450
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	908,600	870,912
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	852,755	561,349
IO-FMGS(2)	On-balance sheet	9,062	9,409
USDA Securities	On-balance sheet	2,359,450	2,368,872
AgVantage Securities(1)	On-balance sheet	5,435,000	5,835,000
LTSPCs and unfunded loan commitments	Off-balance sheet	2,807,324	2,999,943
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	436,822	452,602
Loans serviced for others	Off-balance sheet	556,669	577,264
Total Farm & Ranch		$18,504,501	$18,808,801
Corporate AgFinance:
Loans	On-balance sheet	$1,286,167	$1,259,723
AgVantage Securities(1)	On-balance sheet	359,627	288,879
Unfunded loan commitments	Off-balance sheet	171,099	145,377
Total Corporate AgFinance		$1,816,893	$1,693,979
Total Agricultural Finance		$20,321,394	$20,502,780
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$3,240,660	$3,094,477
AgVantage Securities(1)	On-balance sheet	3,860,014	3,898,468
LTSPCs and unfunded loan commitments	Off-balance sheet	460,799	487,778
Total Rural Utilities		$7,561,473	$7,480,723
Renewable Energy:
Loans	On-balance sheet	$738,578	$440,286
Unfunded loan commitments	Off-balance sheet	136,894	47,235
Total Renewable Energy		$875,472	$487,521
Total Rural Infrastructure Finance		$8,436,945	$7,968,244
Total		$28,758,339	$28,471,024
(1)A type of Farmer Mac Guaranteed Security.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of June 30, 2024:

Table 19

Schedule of Principal Amortization as of June 30, 2024
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2024	$393,297	$171,462	$55,018	$619,777
2025	772,512	426,302	113,401	1,312,215
2026	674,447	319,601	115,735	1,109,783
2027	767,384	233,428	117,606	1,118,418
2028	900,866	246,304	117,051	1,264,221
Thereafter	8,657,073	2,423,649	2,032,831	13,113,553
Total	$12,165,579	$3,820,746	$2,551,642	$18,537,967

Of Farmer Mac's $28.8 billion outstanding principal balance of business volume as of June 30, 2024, $9.7 billion were AgVantage securities included in the Agricultural Finance and Rural Infrastructure Finance lines of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. Changes in quarterly AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product, scheduled maturity amounts for a particular quarter, the liquidity needs of Farmer Mac’s AgVantage counterparties, and changes in the pricing and availability of wholesale funding. Based on these factors, Farmer Mac expects its business volumes in AgVantage securities to continue to be volatile. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of June 30, 2024:

Table 20

AgVantage Balances by Year of Maturity
As of
June 30, 2024
(in thousands)
2024	$1,719,474
2025	1,811,325
2026	1,201,680
2027	1,077,013
2028	678,057
Thereafter(1)	3,167,092
Total	$9,654,641
(1)Includes various maturities ranging from 2029 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.1 years as of June 30, 2024.

Outlook

Business Outlook

Products and Portfolio
Farmer Mac serves a vital role in serving rural America by offering liquidity, capital, and risk management tools as a secondary market that help increase the accessibility of financing for American agriculture and rural infrastructure. The growth trajectory of Farmer Mac is closely tied to the capital and liquidity needs of the lending institutions serving agriculture and rural infrastructure businesses and the overall financial health of borrowers in these sectors. Despite significant increases in market interest rates over the past two years and global and economic volatility, Farmer Mac was able to increase outstanding business volume by 7.6% in second quarter 2024 versus second quarter 2023 and increase net effective spread by 4.8% year-to-date 2024 versus the same year-to-date period 2023. This year-over-year increase in outstanding business volume and net effective spread primarily reflects the diversification of Farmer Mac’s business model and the resiliency of the agriculture and rural infrastructure sectors.

Several factors continue to influence business volume growth dynamics. The rise in market interest rates that have persisted over the past few years has had a direct impact on Farmer Mac’s Farm & Ranch product interest rates, and there generally exists an inverse correlation between Farm & Ranch new loan purchase volumes and changes in Farm & Ranch product interest rates, with higher product interest rates slowing portfolio loan prepayments. The net effect of these forces contributed to positive Farm & Ranch loan purchase portfolio growth in second quarter 2024 as new Farm & Ranch loan purchases outpaced loan prepayments. Future changes in monetary policy, sustained elevated product interest rates, and the financial health of borrowers are anticipated to influence the demand for Agricultural Finance mortgage loans and the pace of repayments. Farmer Mac experienced a decrease in wholesale finance volume during second quarter 2024, driven by slower market loan growth and a tightening of market credit spreads resulting in less liquidity and diversification needs from our counterparties. Future growth will be determined by market interest rates and credit spreads, overall economic conditions, and the relative value of Farmer Mac’s products versus the broader market. Corporate AgFinance loan purchases and unfunded commitments increased 11.0% in second quarter 2024 versus second quarter 2023. The Rural Infrastructure Finance segments showed significant business volume growth in second quarter 2024, increasing 21.6% to $8.4 billion in second quarter 2024 versus second quarter 2023. Business volume in Rural Infrastructure Finance was strong across all products and segments year-over-year, primarily driven by increased wholesale finance volume as well as investment activity and additional financing for renewable energy projects in response to continued strong demand for renewable power generation and storage.

Opportunities for profitable future growth include Farmer Mac's potential role in alleviating liquidity, capital, and return-on-equity capital challenges faced by agricultural and rural infrastructure lenders. The suite of Farmer Mac's offerings encompasses loan and loan portfolio purchases, participations, guarantees, LTSPCs, wholesale funding, and securitizations. Ongoing business and product development efforts continue to attract institutional investors and nontraditional lenders, resulting in the diversification of Farmer Mac's customer base and product set, potentially generating increased product demand from new sources. Farmer Mac’s improved loan servicing capabilities enhance our loan portfolio purchase value proposition, adding new product offerings to an increasingly diverse customer base.

Growing relationships with larger agriculture lenders, financial industry consolidation, and interest rate and market volatility continue to provide increased opportunities for Farmer Mac, influencing the demand for loan purchases, risk management solutions, and wholesale funding. This growth may lead to an increase in the average transaction size within Farmer Mac’s lines of business. The financing needs arising from mergers, acquisitions, consolidation, and vertical integration in the agricultural and rural infrastructure industries present further opportunities for Farmer Mac’s loan purchase products and other financing solutions. And investments supporting consumer and food supply demand may increase financing needs in the food and agriculture supply chain, potentially requiring incremental capital support through the secondary market. Deepening relationships with eligible rural infrastructure counterparties are expected to continue to create opportunities to support fiber and broadband-related projects, rural telecommunications investments, and renewable energy projects.

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

The increase in short-term rates in 2022 and 2023 has provided an asymmetric benefit to Farmer Mac's earnings as a result of effective capital allocation and interest rate risk strategies. Our proactive equity capital allocation strategies can help to limit the possible downside effect to earnings when rates decline. Farmer Mac's fundamental asset-liability management approach, which effectively matches the duration and convexity of assets and liabilities in all rate environments, also helps to minimize earnings volatility during periods of interest rate fluctuations. Towards the end of second quarter 2024, Farmer Mac’s funding costs versus SOFR increased due to market factors, including on-going liquidity draining from the Federal Reserve’s quantitative tightening. Farmer Mac proactively extended its liability profile in early 2024 when issuance spreads were more favorable to mitigate market risk on floating rate funding costs due to anticipated market conditions.

In addition to active asset-liability management, Farmer Mac's business may benefit from natural business hedges that help mitigate vulnerability to effects from interest rate volatility. When interest rates rise, prepayments tend to decline, but interest earned on excess cash and capital increases, maintaining Farmer Mac's strong market access without relying on deposits. Conversely, when interest rates decline, loan purchase volume often increases, but prepayments tend to rise as well. Farmer Mac manages its interest rate risk by issuing callable debt and maintaining market-based credit spreads. Although these natural business dynamics may not be perfect offsets, they tend to provide some counterbalance to mitigate volatility from changes in short-term interest rates.

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

Agricultural Finance Industry Outlook

Farm Incomes
Overall farm incomes fell in 2023 and are forecast to fall again in 2024. According to the USDA, net cash farm income peaked at $202.2 billion in 2022, a new all-time high. The primary driver of increased profitability in 2022 was higher cash revenues, in contrast to 2019 and 2020, when elevated government support payments supported farm incomes. The USDA currently estimates that net cash farm income dropped 21% in 2023 and will decrease another 24% in 2024, due primarily to lower commodity prices and higher farm expenses. Still, the average farm income in 2023 and 2024 would be 10% higher than the 10-year average if the USDA's projections are realized. This underscores the continued strength in farm profitability.

Commodity prices may see increased volatility in 2024 due to a rebound in global supply levels. Annual crop prices in particular moved broadly lower in second quarter 2024. U.S. annual crops have benefited from favorable growing conditions across much of the U.S. Midwest this summer, raising the likelihood of above trend-line yields this year. Tree nut prices have faced similar pressure in recent years from rising production, including almonds and walnuts. Tree nut producers have reduced new plantings as a result, which, combined with robust exports this marketing year, has provided moderate support for prices. Within the livestock and animal protein sector, producers could see offsetting benefits from lower feed costs, particularly the cattle sector. Broadly speaking, farm expenses could also abate somewhat in 2024, with lower expected feed, fertilizer, and fuel costs partially offset by higher expected interest, labor, and rental rates. Demand for corn and soybean by-products could see a boost later in 2024 as renewable diesel and sustainable aviation fuel markets mature.

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

Farmland value growth rates moderated in the second half of 2023 in the face of continued higher market interest rates. The Federal Reserve Bank of Chicago AgLetter reported a 4% gain in farmland values in the Seventh District (primarily Iowa, Indiana, Illinois, and Wisconsin) between April 2023 and April 2024. This was down from a 6% increase over the previous 12-month period and was the smallest increase in over three years. Data from the Federal Reserve Bank of Kansas City showed similar growth in land values in the Tenth District (primarily Kansas, Missouri, Nebraska, and Oklahoma) during that same period. Growth rates in land values could continue to moderate in 2024 due to compressing farm profitability and the higher interest rate environment, particularly in states like California where there are multiple headwinds. Nationally, however, a general low supply of available farmland and strong demand for the asset class across a wide variety of investors could help maintain balance in the farmland transaction markets.

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

Markets and Weather
Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. Some of the external market conditions that could adversely affect the farm and food sectors in 2024 include foreign trade and trade policy, supply chain disruptions, and environmental conditions. The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand, making trade policy an important consideration for farms and food. The USDA projects that U.S. agriculture exports will drop to $170.5 billion in 2024, 5% lower than 2023 and down 13% relative to peak levels in 2022. Through May 2024, agricultural export values were down approximately 3% in 2024 compared to 2023. One challenge for U.S. exports has been the value of the U.S. dollar relative to competing exporters of agricultural goods. Slower global growth could also be a headwind for consumer-oriented products like animal proteins, dairy, fruits, and nuts. Ukrainian corn and wheat export shipments continue to rebound and have approached pre-2022 levels in recent months. Looking ahead, economic and geopolitical uncertainties such as conflicts in Eastern Europe and the Middle East could lead to higher volatility for the U.S. dollar during the year.

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

Broadly speaking, drought conditions across much of the U.S. have abated over the last two years. Long and persistent heat and drought conditions affected agricultural production regions in the western and midwestern parts of the United States in 2021 and 2022. There was a sizable improvement in conditions in 2023 for large portions of the West Coast, especially California. Drought conditions did intensify in other areas of the country throughout 2023, including Texas, Oklahoma, and New Mexico. Precipitation this winter helped alleviate this challenge, though. As of July 18, 2024, only 7% of the continental U.S. was classified as being in severe to exceptional drought according to data from the National Center for Environmental Information. This is down from 14% at the end of 2023. For loans in other areas that commonly experience exceptional drought (primarily in California), Farmer Mac's underwriting standards include an assessment of anticipated long-term water availability for the related property and how water availability impacts the collateral value and the borrower's liquidity position to mitigate that risk.

Agricultural Processing and Food Supply Chain
The production of food, feed, fiber, and biofuels has been economically viable in the past few years, but some factors have been changing in 2024 and could continue to change into 2025. Rising consumer inflation boosted the profitability of the food processing and supply chains in 2021 and 2022. Moderating consumer prices in 2023 and 2024 increased the volume of consumer spending but also limited the profit expansion of food and fiber businesses. Biofuels have gained demand due to low-carbon regulations in several states and incremental tax benefits for the production of renewable diesel and sustainable aviation fuel. A large amount of planned biofuel projects and new facilities for 2024 and 2025 could provide support for raw materials such as corn and soybeans, but markets for these fuels are nascent and are expected to evolve rapidly in the coming quarters. A strong U.S. dollar, trade issues, and a high risk of global economic turmoil could pose challenges for these sectors in the second half of 2024 and into 2025. Nonetheless, consumer spending held steady in second quarter 2024, providing stable conditions for value-added food, feed, fiber, and biofuel consumption. Credit demand in these sectors could grow in the next few quarters if interest rate policy moderates, inflation rises again, or economic uncertainty clears up.

Rural Infrastructure Finance Industry Outlook

Power and Energy
Economic conditions affecting rural power and electricity markets typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers have slowed, with an annual decrease in sales of 0.4% and an increase in revenue of 0.4%, respectively, in the last 12 months through April 2024 compared to April 2023. This decrease in sales was driven by a drop in the residential electricity sector. The average price of electricity to industrial customers increased 1.8% in April 2024 relative to 2023. Higher energy input prices, such as natural gas and coal, became a headwind in 2022. After two years of increased prices and heightened volatility, oil and natural gas prices moderated throughout much of 2023 and 2024. Geopolitical uncertainty in the Middle East and Eastern Europe could increase energy price volatility, but power producers are generally able to pass higher input costs through to retail electricity prices as evidenced by higher retail electricity prices in 2022 and parts of 2023. Through June 30, 2024, Farmer Mac had not observed material degradation in the financial performance of its rural utilities portfolio, and that portfolio has never had a serious delinquency or default since its inception. Credit demand for electric cooperatives will likely be tied to ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure. These growth opportunities may be affected by the demand for electric power in rural areas, increased power demand from regional data centers, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Generally, these investments are expected to continue at, or above, historical levels based on the replacement and modernization of existing and new infrastructure.

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

Telecommunications
Rural telecommunication and data connectivity has proven to be of vital economic importance in the last decade, as more households and agricultural enterprises require more data and connectivity to thrive. The rapid growth in digital technologies, including the ongoing interest and investment in artificial intelligence, advancements in cloud computing, and wireless network densification, will require significantly more computing and storage capabilities as well as investment in additional fiber network capacity. These industry tailwinds are creating additional investments in rural telecommunications infrastructure by cooperative and non-cooperative providers, which is aided by access to many federally funded programs, such as USDA's Broadband Equity Access and Deployment Program (BEAD), the Federal Communications Commission's Rural Digital Opportunity Fund (RDOF), the USDA’s ReConnect program, and the USDA’s Telecommunications Infrastructure Loan and Loan Guarantee program. In addition to capital projects spurred by these programs, Farmer Mac could see an increase in financing opportunities for other telecommunications providers in rural areas, with fiber line expansion, wireless broadband, and data processing centers increasingly important to rural economic opportunity and precision agriculture.

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

•Farmer Mac continues to seek changes to its charter in the farm bill reauthorization to enhance its partnerships and services in support of lenders serving farmers, ranchers, agribusinesses, and rural infrastructure. Because the source of Farmer Mac's charter is federal statute, any proposed changes to the text of our charter are subject to approval by Congress and being signed into law by the President of the United States.

•On May 23, 2024, the House Agriculture Committee released its version of the farm bill through the committee process. The path toward final passage of a new farm bill remains uncertain. With the current extension set to expire on September 30, 2024, there is growing consensus that Congress will likely need to pass another short-term extension to complete its work on a new farm bill.

•The FCA's proposed 2024 regulatory agenda includes a proposed rulemaking to review Farmer Mac's regulatory capital framework. The FCA's regulatory agenda estimates that proposed rulemaking in May 2025, although this timeline may change. Farmer Mac's management team will continue to monitor the FCA's process for this potential rulemaking.

•Two of the three members of the FCA board are currently serving in holdover status because their terms have expired. These board members will continue to serve in their roles until replacements are nominated by the President and confirmed by the U.S. Senate. On May 2, 2024, the President sent to the Senate the nomination of Marcus D. Graham of Tennessee to be a member of the FCA board. His nomination requires confirmation by the U.S. Senate.

Balance Sheet Review

The following table summarizes Farmer Mac's balance sheet as of the periods indicated:

Table 21

	As of		Change
	June 30, 2024	December 31, 2023	$	%
	(in thousands)
Assets
Cash and cash equivalents	$922,961	$888,707	$34,254	4%
Investment securities	5,265,383	4,979,504	285,879	6%
Farmer Mac Guaranteed Securities	9,328,219	9,745,548	(417,329)	(4)%
USDA Securities	2,331,561	2,355,412	(23,851)	(1)%
Loans, net of allowance	10,025,762	9,607,531	418,231	4%
Loans held in trusts	1,760,746	1,431,818	328,928	23%
Other	559,682	515,862	43,820	8%
Total assets	$30,194,314	$29,524,382	$669,932	2%
Liabilities
Notes Payable	$26,542,671	$26,336,542	$206,129	1%
Debt securities of consolidated trusts held by third parties	1,662,549	1,351,069	311,480	23%
Other	488,115	424,908	63,207	15%
Total liabilities	$28,693,335	$28,112,519	$580,816	2%
Total equity	1,500,979	1,411,863	89,116	6%
Total liabilities and equity	$30,194,314	$29,524,382	$669,932	2%

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

Risk Management

Credit Risk – Loans and Guarantees.
Agricultural Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Agricultural Finance mortgage loans as of June 30, 2024 was $11.4 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For Corporate AgFinance loans, which are often larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for Agricultural Finance mortgage loans, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch" and "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance" in Farmer Mac's 2023 Annual Report.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. For Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, Farmer Mac's 90-day delinquencies as of June 30, 2024, were $62.1 million (0.54% of the Agricultural Finance mortgage loan portfolio to which Farmer Mac has direct credit exposure), compared to $76.8 million (0.69% of the Agricultural Finance mortgage loan portfolio) as of March 31, 2024 and $34.7 million (0.31% of the Agricultural Finance mortgage loan portfolio) as of December 31, 2023. Those 90-day delinquencies consisted of 34 delinquent loans as of June 30, 2024, compared to 41 delinquent loans as of March 31, 2024 and 23 delinquent loans as of December 31, 2023. The seasonal decrease in the number of 90-day delinquencies was primarily driven by decreased delinquencies in permanent plantings, crops, and livestock, and was partially offset by increased delinquencies in part-time farms. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of June 30, 2024. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Farmer Mac's 90-day delinquency rate as of June 30, 2024 was below Farmer Mac's historical average. In the near-term, our delinquency rate may exceed our historical average due to changes in the agricultural or general economy or unforeseen and idiosyncratic events like adverse weather events. Farmer Mac's average 90-day delinquency rate as a percentage of its Agricultural Finance mortgage loan portfolio over the last 15 years is approximately 1%. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure:

Table 22

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2024	$11,409,396	$62,063	0.54%
March 31, 2024	11,184,817	76,825	0.69%
December 31, 2023	11,223,276	34,677	0.31%
September 30, 2023	11,014,678	42,443	0.39%
June 30, 2023	10,826,201	45,368	0.42%
March 31, 2023	10,680,419	70,646	0.66%
December 31, 2022	10,719,571	43,498	0.41%
September 30, 2022	10,508,549	44,232	0.42%
June 30, 2022	10,128,083	20,623	0.20%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.22% of total outstanding business volume as of June 30, 2024, compared to 0.12% as of December 31, 2023 and 0.17% as of June 30, 2023.

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of June 30, 2024 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 23

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of June 30, 2024
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2014 and prior	7%	$842,986	$4,356	0.52%
2015	3%	292,600	10,004	3.42%
2016	4%	476,222	11,681	2.45%
2017	4%	497,738	790	0.16%
2018	5%	559,655	2,409	0.43%
2019	7%	791,769	7,659	0.97%
2020	17%	1,890,635	6,193	0.33%
2021	22%	2,481,756	1,209	0.05%
2022	14%	1,652,949	8,272	0.50%
2023	10%	1,174,871	9,490	0.50%
2024	7%	748,215	—	—%
Total	100%	$11,409,396	$62,063	0.54%
By geographic region(2):
Northwest	12%	$1,398,458	$6,412	0.46%
Southwest	31%	3,492,516	41,312	1.18%
Mid-North	27%	3,050,511	3,198	0.10%
Mid-South	17%	1,921,352	10,776	0.56%
Northeast	4%	480,431	365	0.08%
Southeast	9%	1,066,128	—	—%
Total	100%	$11,409,396	$62,063	0.54%
By commodity/collateral type:
Crops	49%	$5,536,631	$21,731	0.39%
Permanent plantings	22%	2,471,756	31,529	1.28%
Livestock	19%	2,168,268	4,347	0.20%
Part-time farm	4%	500,884	4,456	0.89%
Ag. Storage and Processing	6%	712,672	—	—%
Other	—%	19,185	—	—%
Total	100%	$11,409,396	$62,063	0.54%
By original loan-to-value ratio:
0.00% to 40.00%	16%	$1,832,827	$9,323	0.51%
40.01% to 50.00%	22%	2,503,890	12,741	0.51%
50.01% to 60.00%	34%	3,846,939	32,340	0.84%
60.01% to 70.00%	21%	2,347,761	5,404	0.23%
70.01% to 80.00%(3)	2%	252,454	2,255	0.89%
80.01% to 90.00%(3)	—%	26,908	—	—%
Enterprise Value(4)	5%	598,617	—	—%
Total	100%	$11,409,396	$62,063	0.54%
By size of borrower exposure(5):
Less than $1,000,000	25%	$2,929,003	$5,598	0.19%
$1,000,000 to $4,999,999	38%	4,343,119	25,074	0.58%
$5,000,000 to $9,999,999	15%	1,676,517	14,300	0.85%
$10,000,000 to $24,999,999	13%	1,457,675	17,091	1.17%
$25,000,000 and greater	9%	1,003,082	—	—%
Total	100%	$11,409,396	$62,063	0.54%
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Agricultural Finance mortgage loans is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of June 30, 2024, Farmer Mac's Agricultural Finance mortgage loans (to which it has direct credit exposure) comprising substandard assets were $248.0 million (2.2% of the portfolio), compared to $255.2 million (2.3% of the portfolio) as of March 31, 2024, and $186.0 million (1.7% of the portfolio) as of December 31, 2023. Those substandard assets comprised 238 loans as of June 30, 2024, 245 loans as of March 31, 2024, and 206 loans as of December 31, 2023.

The decrease of $7.2 million in Agricultural Finance substandard assets during second quarter 2024 was primarily driven by credit upgrades in permanent plantings and crops, and was partially offset by downgrades in agricultural storage and processing, part-time farms, and livestock. Agricultural Finance substandard assets decreased as a percentage of our on- and off-balance sheet Agricultural Finance portfolios during second quarter 2024.

The percentage of Agricultural Finance substandard assets within the portfolio as of June 30, 2024 was below the historical average. Farmer Mac's average Agricultural Finance substandard assets as a percentage of its Agricultural Finance mortgage loans over the last 15 years is approximately 4%. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels on a sustained basis, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses would also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its Agricultural Finance portfolio, which Farmer Mac believes is adequately collateralized.

Within Agricultural Finance, Farmer Mac considers a Farm & Ranch loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards. As of June 30, 2024 and December 31, 2023, the average unpaid principal balances for Farm & Ranch loans outstanding and to which Farmer Mac has direct credit exposure was $802,000 and $804,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans purchased during second quarter 2024 was 49%, compared to 51% for loans purchased during second quarter 2023. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 52% as of both June 30, 2024 and December 31, 2023. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 50% and 56% as of June 30, 2024 and December 31, 2023, respectively.

The weighted-average current loan-to-value ratio (the loan to-value ratio based on original appraised value and current outstanding loan amount adjusted to reflect amortization) for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 46% and 47% as of June 30, 2024 and December 31, 2023, respectively.

The following table presents the current loan-to-value ratios for the Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, as disaggregated by internally assigned risk ratings:

Table 24

Agricultural Finance Mortgage Loans current loan-to-value ratio by internally assigned risk rating as of June 30, 2024
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio(1):
0.00% to 40.00%	$3,104,528	$61,427	$68,874	$3,234,829
40.01% to 50.00%	2,694,748	126,725	56,194	2,877,667
50.01% to 60.00%	2,800,979	95,779	61,402	2,958,160
60.01% to 70.00%	1,309,422	155,482	37,852	1,502,756
70.01% to 80.00%	167,646	34,822	5,182	207,650
80.01% and greater	17,468	1,282	10,967	29,717
Enterprise Value(2)	574,110	16,976	7,531	598,617
Total	$10,668,901	$492,493	$248,002	$11,409,396
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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of June 30, 2024 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 25

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of June 30, 2024
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2014 and prior	$19,841,420	$33,785	0.17%
2015	1,255,851	(516)	(0.04)%
2016	1,602,743	903	0.06%
2017	1,715,321	4,311	0.25%
2018	1,424,730	—	—%
2019	1,645,830	—	—%
2020	2,950,010	—	—%
2021	3,333,877	101	—%
2022	2,003,133	—	—%
2023	1,417,352	3,942	0.28%
2024	793,728	—	—%
Total	$37,983,995	$42,526	0.11%
By geographic region(1):
Northwest	$4,766,728	$12,094	0.25%
Southwest	12,669,471	12,484	0.10%
Mid-North	9,452,451	17,165	0.18%
Mid-South	5,483,870	(613)	(0.01)%
Northeast	1,985,778	424	0.02%
Southeast	3,625,697	972	0.03%
Total	$37,983,995	$42,526	0.11%
By commodity/collateral type:
Crops	$17,378,185	$3,790	0.02%
Permanent plantings	8,196,168	13,826	0.17%
Livestock	8,326,981	3,836	0.05%
Part-time farm	1,962,688	1,090	0.06%
Ag. Storage and Processing	1,946,798	19,984	1.03%
Other	173,175	—	—%
Total	$37,983,995	$42,526	0.11%
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

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 26

	As of June 30, 2024
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$698,203	$228,871	$313,106	$120,303	$36,861	$1,114	$1,398,458
	6.1%	2.0%	2.7%	1.1%	0.3%	—%	12.2%
Southwest	737,965	1,857,991	622,820	121,771	135,440	16,529	3,492,516
	6.5%	16.3%	5.5%	1.1%	1.2%	0.1%	30.7%
Mid-North	2,478,570	10,788	266,998	79,398	213,626	1,131	3,050,511
	21.8%	0.1%	2.3%	0.7%	1.9%	—%	26.8%
Mid-South	1,086,944	82,194	616,862	69,672	65,451	229	1,921,352
	9.5%	0.7%	5.4%	0.6%	0.6%	—%	16.8%
Northeast	195,913	42,790	70,399	48,144	123,185	—	480,431
	1.7%	0.4%	0.6%	0.4%	1.1%	—%	4.2%
Southeast	339,036	249,122	278,083	61,596	138,109	182	1,066,128
	3.0%	2.2%	2.4%	0.5%	1.2%	—%	9.3%
Total	$5,536,631	$2,471,756	$2,168,268	$500,884	$712,672	$19,185	$11,409,396
	48.6%	21.7%	18.9%	4.4%	6.3%	0.1%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 27

	As of June 30, 2024
	Agricultural Loans Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2014 and prior	$3,427	$9,783	$3,836	$1,066	$15,673	$33,785
2015	(540)	—	—	24	—	(516)
2016	903	—	—	—	—	903
2017	—	—	—	—	4,311	4,311
2018	—	—	—	—	—	—
2019	—	—	—	—	—	—
2020	—	—	—	—	—	—
2021	—	101	—	—	—	101
2022	—	—	—	—	—	—
2023	—	3,942	—	—	—	3,942
2024	—	—	—	—	—	—
Total	$3,790	$13,826	$3,836	$1,090	$19,984	$42,526

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

Rural Infrastructure Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Rural Infrastructure Finance loans held and loans underlying LTSPCs as of June 30, 2024 was $4.6 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Rural Infrastructure Finance loans, see "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac's 2023 Annual Report. As of June 30, 2024, there were no delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loans. As of December 31, 2023, there was one telecommunications loan classified as substandard, with an unpaid principal balance of $29.4 million.

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

Table 28

	As of June 30, 2024
	Rural Infrastructure Finance portfolio by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$2,480,422	$—	$—	$2,480,422
Generation and Transmission Cooperative	667,840	—	—	667,840
Renewable Energy	875,472	—	—	875,472
Telecommunications	518,533	34,664	—	553,197
Rural Infrastructure Total	$4,542,267	$34,664	$—	$4,576,931

For more information about the credit quality of Farmer Mac's Rural Infrastructure Finance portfolio and the associated allowance for losses please refer to Notes 5 and 6 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business because of the USDA guarantee. As of June 30, 2024, Farmer Mac had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended June 30, 2024, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the Agricultural Finance mortgage loans (other than rural housing and part-time farm mortgage loans) and Rural Infrastructure Finance loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance," and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac’s 2023 Annual Report.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for material errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended June 30, 2024, Farmer Mac had not exercised any remedies or taken any formal action against any servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Servicing" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Lenders and Loan Servicing" in Farmer Mac’s 2023 Annual Report.

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

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. As a result, Farmer Mac has indirect credit exposure to the Agricultural Finance mortgage loans and Rural Infrastructure loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, Farmer Mac also typically requires that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower loan-to-value ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of June 30, 2024, Farmer Mac had not experienced any credit losses on any AgVantage securities over the life of the program. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Other Products – Agricultural Finance—AgVantage Securities" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Other Products – Rural Infrastructure Finance—AgVantage Securities" in Farmer Mac’s 2023 Annual Report.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Agricultural Finance line of business totaled $5.8 billion as of June 30, 2024 and $6.1 billion as of December 31, 2023. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Infrastructure Finance line of business totaled $3.9 billion as of both June 30, 2024 and December 31, 2023.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of June 30, 2024 and December 31, 2023:

Table 29

	As of June 30, 2024		As of December 31, 2023
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,860,014	100%	$3,898,468	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	2,735,000	105%	3,085,000	105%
Other(1)	1,009,627	100% to 125%	988,879	100% to 125%
Total outstanding	$9,654,641		$10,022,347
(1)Consists of AgVantage securities issued by 8 different issuers as of both June 30, 2024 and December 31, 2023.

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

Credit Risk – Other Investments. As of June 30, 2024, Farmer Mac had $0.9 billion of cash and cash equivalents and $5.3 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which can be found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($152.9 million as of June 30, 2024). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($76.4 million as of June 30, 2024). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

Farmer Mac's $0.9 billion of cash and cash equivalents held as of June 30, 2024 mature within three months. As of June 30, 2024, $2.7 billion of the $5.3 billion of investment securities (52%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are funded with floating rate debt. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of June 30, 2024 and December 31, 2023 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 30

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of June 30, 2024	As of December 31, 2023
+100 basis points	(3.7)%	(3.6)%
-100 basis points	3.5%	2.9%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of June 30, 2024	As of December 31, 2023
+100 basis points	0.4%	—%
-100 basis points	1.4%	0.8%

As of June 30, 2024, Farmer Mac's duration gap was positive 3.5 months, a slight increase from the 3.4 months reported as of December 31, 2023. Interest rates increased since the end of 2023, evidenced by a rise in the yield-to-maturities of 2-year and 10-year U.S. Treasury Notes by approximately 50 and 52 basis points, respectively. This shift in rates contributed to an extension in the duration of Farmer Mac's funded assets relative to its liabilities and financial derivatives.

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

As of June 30, 2024, Farmer Mac had $25.6 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to just over thirty years, of which $10.0 billion were pay-fixed interest rate swaps, $14.9 billion were receive-fixed interest rate swaps, and $0.7 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of undesignated financial derivatives are reported in "(Losses)/gains on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on floating rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both June 30, 2024 and December 31, 2023, Farmer Mac had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

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

As of June 30, 2024, Farmer Mac held $7.8 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as the Secured Overnight Financing Rate ("SOFR"). As of the same date, Farmer Mac also had $10.0 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily SOFR.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and repayments of AgVantage and investment securities. Farmer Mac regularly accesses the debt capital markets for funding, and Farmer Mac has maintained steady access to the debt capital markets throughout 2024. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of June 30, 2024, Farmer Mac had outstanding discount notes of $2.3 billion, medium-term notes that mature within one year of $6.8 billion, and medium-term notes that mature after one year of $17.8 billion.

Assuming continued access to the debt capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the debt capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 291 days of liquidity throughout second quarter 2024 and had 283 days of liquidity as of June 30, 2024.

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
•money market instruments;
•diversified investment funds;
•asset-backed securities;
•corporate debt securities; and
•mortgage-backed securities.

The following table presents these assets as of June 30, 2024 and December 31, 2023:

Table 31

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Cash and cash equivalents	$922,961	$888,707
Investment securities:
Guaranteed by U.S. Government and its agencies	1,375,912	1,249,568
Guaranteed by GSEs	3,862,595	3,704,037
Asset-backed securities	19,478	19,082
Total	$6,180,946	$5,861,394

The objectives of the investment portfolio as of June 30, 2024 and December 31, 2023 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity, to prepare for the possibility of future volatility in the debt capital markets, and to support program asset growth.

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of June 30, 2024, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with the FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of June 30, 2024 and December 31, 2023, Farmer Mac's Tier 1 capital ratio was 15.3% and 15.4%, respectively. As of June 30, 2024, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with the FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and the FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards." See Note 8 to the consolidated financial statements for more information about Farmer Mac's capital position.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 32

New Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
June 30, 2024	$698,787	$293,345	$241,422	$271,890	$1,505,444
March 31, 2024	665,916	290,894	116,165	347,898	1,420,873
December 31, 2023	1,282,045	188,272	434,511	225,986	2,130,814
September 30, 2023	1,384,273	275,932	607,979	17,390	2,285,574
June 30, 2023	1,574,169	218,136	294,292	71,611	2,158,208
March 31, 2023	469,013	203,211	683,232	89,747	1,445,203
December 31, 2022	1,114,255	165,395	140,222	43,737	1,463,609
September 30, 2022	1,629,496	169,932	547,117	61,653	2,408,198
June 30, 2022	1,418,397	107,916	326,899	35,307	1,888,519

For the year ended:
December 31, 2023	$4,709,500	$885,551	$2,020,014	$404,734	$8,019,799
December 31, 2022	6,614,687	546,596	1,392,203	182,333	8,735,819

Table 33

Repayments of Assets
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$752,473	$146,171	$84,688	$138,725	$1,122,057
Unscheduled	342,594	89,576	32,984	—	465,154
June 30, 2024	$1,095,067	$235,747	$117,672	$138,725	$1,587,211

Scheduled	$402,088	$119,254	$126,684	$93,112	$741,138
Unscheduled	150,903	99,325	32,481	—	282,709
March 31, 2024	$552,991	$218,579	$159,165	$93,112	$1,023,847

Scheduled	$827,122	$133,468	$53,614	$69,040	$1,083,244
Unscheduled	106,041	102,131	18,469	—	226,641
December 31, 2023	$933,163	$235,599	$72,083	$69,040	$1,309,885

Scheduled	$922,223	$110,383	$80,998	$14,716	$1,128,320
Unscheduled	108,960	104,999	20,578	—	234,537
September 30, 2023	$1,031,183	$215,382	$101,576	$14,716	$1,362,857

Scheduled	$1,050,480	$81,386	$558,944	$52,203	$1,743,013
Unscheduled	96,507	55,976	13,138	—	165,621
June 30, 2023	$1,146,987	$137,362	$572,082	$52,203	$1,908,634

Scheduled	$279,676	$78,482	$95,809	$11,424	$465,391
Unscheduled	231,288	128,254	57,354	—	416,896
March 31, 2023	$510,964	$206,736	$153,163	$11,424	$882,287

Scheduled	$447,976	$64,308	$75,671	$9,809	$597,764
Unscheduled	136,245	132,366	1,201	—	269,812
December 31, 2022	$584,221	$196,674	$76,872	$9,809	$867,576

Scheduled	$724,580	$38,018	$422,917	$13,429	$1,198,944
Unscheduled	296,763	64,439	—	—	361,202
September 30, 2022	$1,021,343	$102,457	$422,917	$13,429	$1,560,146

Scheduled	$1,114,779	$42,162	$159,491	$7,898	$1,324,330
Unscheduled	286,303	30,203	1,791	—	318,297
June 30, 2022	$1,401,082	$72,365	$161,282	$7,898	$1,642,627

For the year ended:
Scheduled	$3,079,501	$403,719	$789,365	$147,383	$4,419,968
Unscheduled	542,796	391,360	109,539	—	1,043,695
December 31, 2023	$3,622,297	$795,079	$898,904	$147,383	$5,463,663

Scheduled	$3,822,704	$183,968	$924,428	$38,926	$4,970,026
Unscheduled	1,154,105	287,955	3,389	—	1,445,449
December 31, 2022	$4,976,809	$471,923	$927,817	$38,926	$6,415,475

Table 34

Outstanding Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
As of:
June 30, 2024	$18,504,501	$1,816,893	$7,561,473	$875,472	$28,758,339
March 31, 2024	18,900,906	1,766,294	7,437,723	742,307	28,847,230
December 31, 2023	18,808,801	1,693,979	7,480,723	487,521	28,471,024
September 30, 2023	18,461,835	1,741,306	7,118,295	330,575	27,652,011
June 30, 2023	18,116,503	1,680,756	6,611,892	327,901	26,737,052
March 31, 2023	17,685,961	1,599,982	6,889,682	308,493	26,484,118
December 31, 2022	17,728,792	1,603,507	6,359,613	230,170	25,922,082
September 30, 2022	17,199,347	1,634,786	6,296,263	196,242	25,326,638
June 30, 2022	16,591,999	1,567,311	6,172,063	148,018	24,479,391

Table 35

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
June 30, 2024	$14,064,831	$3,273,764	$6,850,137	$24,188,732
March 31, 2024	14,166,500	3,194,246	6,849,237	24,209,983
December 31, 2023	14,133,794	3,171,672	6,455,359	23,760,825
September 30, 2023	13,727,280	3,019,317	6,255,690	23,002,287
June 30, 2023	13,721,129	3,003,560	5,493,104	22,217,793
March 31, 2023	13,607,740	3,020,229	5,924,032	22,552,001
December 31, 2022	13,693,810	3,031,288	5,251,427	21,976,525
September 30, 2022	13,810,162	2,960,596	4,644,958	21,415,716
June 30, 2022	13,798,771	2,939,467	3,993,956	20,732,194

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 36

	Net Effective Spread(1)
	Agricultural Finance				Rural Infrastructure Finance				Treasury
	Farm & Ranch		Corporate AgFinance		Rural Utilities		Renewable Energy		Funding		Investments		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
June 30, 2024(2)	$34,156	0.98%	$7,866	1.91%	$7,646	0.44%	$2,999	1.86%	$30,268	0.41%	$661	0.04%	$83,596	1.14%
March 31, 2024	32,843	0.95%	7,971	2.05%	7,232	0.42%	2,049	1.75%	32,474	0.45%	475	0.03%	83,044	1.14%
December 31, 2023	33,329	0.98%	8,382	2.06%	7,342	0.43%	1,540	1.69%	33,361	0.47%	597	0.04%	84,551	1.19%
September 30, 2023	32,718	0.97%	8,250	2.05%	6,362	0.39%	1,150	1.46%	34,412	0.49%	532	0.04%	83,424	1.20%
June 30, 2023(2)	34,388	1.03%	7,444	1.92%	5,808	0.38%	1,100	1.47%	32,498	0.48%	594	0.04%	81,832	1.20%
March 31, 2023	32,465	0.97%	7,148	1.94%	5,507	0.36%	858	1.53%	31,738	0.47%	(543)	(0.04)%	77,173	1.15%
December 31, 2022	32,770	0.98%	7,471	1.94%	4,960	0.34%	935	1.76%	27,656	0.42%	(2,689)	(0.19)%	71,103	1.07%
September 30, 2022	33,343	1.04%	7,600	1.99%	4,220	0.30%	705	1.97%	22,564	0.36%	(2,791)	(0.21)%	65,641	1.03%
June 30, 2022	32,590	1.05%	6,929	1.87%	3,733	0.27%	468	1.78%	18,508	0.30%	(1,282)	(0.10)%	60,946	0.99%
(1)Farmer Mac excludes the Corporate segment in the presentation above because the segment does not have any interest-earning assets.
(2)See Note 10 to the consolidated financial statements for a reconciliation of GAAP net interest income by segment to net effective spread by segment for the three months ended June 30, 2024 and 2023.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 37

	Core Earnings by Quarter End
	June 2024	March 2024	December 2023	September 2023	June 2023	March 2023	December 2022	September 2022	June 2022
	(in thousands)
Revenues:
Net effective spread	$83,596	$83,044	$84,551	$83,424	$81,832	$77,173	$71,103	$65,641	$60,946
Guarantee and commitment fees	5,256	4,982	4,865	4,828	4,581	4,654	4,677	4,201	4,709
Gain on sale of investment securities	1,052	—	—	—	—	—	—	—	—
Loss on sale of mortgage loan	(1,147)	—	—	—	—	—	—	—	—
Other	481	1,077	767	1,056	409	1,067	390	473	307
Total revenues	89,238	89,103	90,183	89,308	86,822	82,894	76,170	70,315	65,962

Credit related expense/(income):
Provision for/(release of) losses	6,230	(1,870)	(575)	(181)	1,142	750	1,945	450	(1,535)
REO operating expenses	—	—	—	—	—	—	819	—	—
Total credit related expense/(income)	6,230	(1,870)	(575)	(181)	1,142	750	2,764	450	(1,535)

Operating expenses:
Compensation and employee benefits	14,840	18,257	15,523	14,103	13,937	15,351	12,105	11,648	11,715
General and administrative	8,904	8,255	8,916	9,100	9,420	7,527	8,055	6,919	7,520
Regulatory fees	725	725	725	831	831	835	832	812	813
Total operating expenses	24,469	27,237	25,164	24,034	24,188	23,713	20,992	19,379	20,048

Net earnings	58,539	63,736	65,594	65,455	61,492	58,431	52,414	50,486	47,449
Income tax expense	11,970	13,553	13,881	13,475	12,539	12,756	11,210	10,303	9,909
Preferred stock dividends	6,792	6,791	6,791	6,792	6,791	6,791	6,791	6,791	6,792
Core earnings	$39,777	$43,392	$44,922	$45,188	$42,162	$38,884	$34,413	$33,392	$30,748

Reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes	$(359)	$1,683	$(836)	$2,921	$2,141	$916	$1,596	$6,441	$2,846
Gains/(losses) on hedging activities due to fair value changes	2,604	3,002	(3,598)	3,210	(4,901)	(105)	(148)	(624)	428
Unrealized (losses)/gains on trading assets	(87)	(14)	(37)	1,714	(57)	359	31	(757)	(285)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	26	31	88	29	29	29	57	24	(62)
Net effects of terminations or net settlements on financial derivatives	(1,505)	(192)	(800)	(79)	583	523	1,268	(3,522)	2,536
Income tax effect related to reconciling items	(143)	(947)	1,089	(1,638)	464	(362)	(590)	(327)	(1,148)
Net income attributable to common stockholders	$40,313	$46,955	$40,828	$51,345	$40,421	$40,244	$36,627	$34,627	$35,063

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

Item 4.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 340 shares of its Class C non-voting common stock in April 2024 to the seven directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $196.88 per share, which was the closing price of the
Class C non-voting common stock on March 31, 2024 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

(b)     Not applicable.

(c)     None.

Item 3.Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Officer Trading Arrangements

None of Farmer Mac's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2024.

Item 6.Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended on June 18, 2020 (Previously filed as Exhibit 3.1 to Form 10-Q filed August 10, 2020).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.2 to Form 10-Q filed May 6, 2024).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
*	4.5	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.6	—	Specimen Certificate for 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.7 to Form 10-Q filed August 10, 2020).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.1 to Form 8-A filed May 20, 2020).
*	4.7	—	Specimen Certificate for 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.8 to Form 10-Q filed November 9, 2020).
*	4.7.1	—	Certificate of Designation of Terms and Conditions of 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.1 to Form 8-A filed August 20, 2020).
*	4.8		Specimen Certificate for 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.8 to Form 10-Q filed August 5, 2021).
*	4.8.1		Certificate of Designation of Terms and Conditions of 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.1 to Form 8-A filed May 27, 2021).
*	4.9	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934 (Previously filed as Exhibit 4.9 to Form 10-Q filed August 5, 2021).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		August 5, 2024
By:	Bradford T. Nordholm
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Aparna Ramesh		August 5, 2024
By:	Aparna Ramesh
Executive Vice President – Chief Financial Officer and Treasurer
(Principal Financial Officer)