Form 10-Q
period 2024-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2024-11-04
CIK 845877

As filed with the Securities and Exchange Commission on November 4, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes         ☐                               No           ☒
As of October 28, 2024, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,354,722 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Assets:
Cash and cash equivalents	$842,056	$888,707
Investment securities:
Available-for-sale, at fair value (amortized cost of $5,941,321 and $5,060,135, respectively)	5,877,936	4,918,931
Held-to-maturity, at amortized cost	9,270	53,756
Other investments	8,587	6,817
Total Investment Securities	5,895,793	4,979,504
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $5,939,268 and $5,825,433, respectively)	5,761,691	5,532,479
Held-to-maturity, at amortized cost	2,961,071	4,213,069
Total Farmer Mac Guaranteed Securities	8,722,762	9,745,548
USDA Securities:
Trading, at fair value	842	1,241
Held-to-maturity, at amortized cost	2,343,873	2,354,171
Total USDA Securities	2,344,715	2,355,412
Loans:
Loans held for investment, at amortized cost	10,668,844	9,623,119
Loans held for investment in consolidated trusts, at amortized cost	1,718,440	1,432,261
Allowance for losses	(19,951)	(16,031)
Total loans, net of allowance	12,367,333	11,039,349
Financial derivatives, at fair value	49,197	37,478
Accrued interest receivable (includes $14,781 and $16,764, respectively, related to consolidated trusts)	253,102	287,128
Guarantee and commitment fees receivable	46,077	49,832
Deferred tax asset, net	—	8,470
Prepaid expenses and other assets	94,186	132,954
Total Assets	$30,615,221	$29,524,382

Liabilities and Equity:
Liabilities:
Notes payable	$27,129,456	$26,336,542
Debt securities of consolidated trusts held by third parties	1,616,513	1,351,069
Financial derivatives, at fair value	64,351	117,131
Accrued interest payable (includes $8,236 and $9,407, respectively, related to consolidated trusts)	214,644	181,841
Guarantee and commitment obligation	43,939	47,563
Accounts payable and accrued expenses	81,697	76,662
Deferred tax liability, net	754	—
Reserve for losses	1,523	1,711
Total Liabilities	29,152,877	28,112,519
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding as of December 31, 2023 (redemption value $75,000,000)	—	73,382
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,354,301 shares and 9,310,872 shares outstanding, respectively	9,354	9,311
Additional paid-in capital	135,225	132,919
Accumulated other comprehensive loss, net of tax	(2,554)	(40,145)
Retained earnings	907,639	823,716
Total Equity	1,462,344	1,411,863
Total Liabilities and Equity	$30,615,221	$29,524,382
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$88,879	$79,947	$258,341	$209,429
Farmer Mac Guaranteed Securities and USDA Securities	156,602	161,351	489,478	442,649
Loans	162,247	140,513	459,932	388,837
Total interest income	407,728	381,811	1,207,751	1,040,915
Total interest expense	320,937	294,168	947,252	795,537
Net interest income	86,791	87,643	260,499	245,378
(Provision for)/release of losses	(3,428)	136	(7,806)	(1,484)
Net interest income after (provision for)/release of losses	83,363	87,779	252,693	243,894
Non-interest income/(expense):
Guarantee and commitment fees	4,015	5,520	11,729	12,942
(Losses)/gains on financial derivatives	(1,934)	2,671	(1,654)	4,763
Losses on sale of mortgage loans	—	—	(1,147)	—
Gains on sale of available-for-sale investment securities	—	—	1,052	—
Release of/(provision for) reserve for losses	170	45	188	(227)
Other income	1,418	1,269	3,341	3,253
Non-interest income	3,669	9,505	13,509	20,731
Operating expenses:
Compensation and employee benefits	15,237	14,103	48,334	43,391
General and administrative	8,625	9,100	25,784	26,047
Regulatory fees	725	831	2,175	2,497
Real estate owned operating costs, net	196	—	196	—
Operating expenses	24,783	24,034	76,489	71,935
Income before income taxes	62,249	73,250	189,713	192,690
Income tax expense	12,421	15,113	39,034	40,306
Net income	49,828	58,137	150,679	152,384
Preferred stock dividends	(5,897)	(6,792)	(19,480)	(20,374)
Loss on retirement of preferred stock	(1,619)	—	(1,619)	—
Net income attributable to common stockholders	$42,312	$51,345	$129,580	$132,010

Earnings per common share:
Basic earnings per common share	$3.89	$4.74	$11.93	$12.20
Diluted earnings per common share	$3.86	$4.69	$11.82	$12.08
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Net income	$49,828	$58,137	$150,679	$152,384
Other comprehensive income/(loss):
Net unrealized gains on available-for-sale securities	26,350	22,076	61,015	46,068
Net changes in held-to-maturity securities	(443)	(31,525)	(757)	(32,628)
Net unrealized (losses)/gains on cash flow hedges	(17,569)	7,566	(12,675)	5,553
Other comprehensive income/(loss) before tax	8,338	(1,883)	47,583	18,993
Income tax (expense)/benefit related to other comprehensive income/(loss)	(1,751)	395	(9,992)	(3,989)
Other comprehensive income/(loss) net of tax	6,587	(1,488)	37,591	15,004
Comprehensive income	$56,415	$56,649	$188,270	$167,388
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2023	19,980	$484,531	10,842	$10,842	$132,919	$(40,145)	$823,716	$1,411,863
Net Income	—	—	—	—	—	—	53,746	53,746
Other comprehensive income, net of tax	—	—	—	—	—	36,027	—	36,027
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(15,186)	(15,186)
Issuance of Class C Common Stock	—	—	27	27	64	—	—	91
Stock-based compensation cost	—	—	—	—	3,483	—	—	3,483
Other stock-based award activity	—	—	—	—	(2,890)	—	—	(2,890)
Balance as of March 31, 2024	19,980	$484,531	10,869	$10,869	$133,576	$(4,118)	$855,485	$1,480,343
Net Income	—	—	—	—	—	—	47,105	47,105
Other comprehensive loss, net of tax	—	—	—	—	—	(5,023)	—	(5,023)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,792)	(6,792)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(15,233)	(15,233)
Issuance of Class C Common Stock	—	—	12	12	67	—	—	79
Stock-based compensation cost	—	—	—	—	1,555	—	—	1,555
Other stock-based award activity	—	—	—	—	(1,055)	—	—	(1,055)
Balance as of June 30, 2024	19,980	$484,531	10,881	$10,881	$134,143	$(9,141)	$880,565	$1,500,979
Net Income	—	—	—	—	—	—	49,828	49,828
Other comprehensive income, net of tax	—	—	—	—	—	6,587	—	6,587
Cash dividends:
Preferred stock	—	—	—	—	—	—	(5,897)	(5,897)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(15,238)	(15,238)
Redemption of Series C preferred stock	(3,000)	(73,382)	—	—	—	—	—	(73,382)
Loss on retirement of preferred stock	—	—	—	—	—	—	(1,619)	(1,619)
Issuance of Class C Common Stock	—	—	4	4	78	—	—	82
Stock-based compensation cost	—	—	—	—	1,490	—	—	1,490
Other stock-based award activity	—	—	—	—	(486)	—	—	(486)
Balance as of September 30, 2024	16,980	$411,149	10,885	$10,885	$135,225	$(2,554)	$907,639	$1,462,344

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2022	19,980	$484,531	10,801	$10,801	$128,939	$(50,843)	$698,530	$1,271,958
Net Income	—	—	—	—	—	—	47,035	47,035
Other comprehensive loss, net of tax	—	—	—	—	—	(9,019)	—	(9,019)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(11,882)	(11,882)
Issuance of Class C Common Stock	—	—	19	19	51	—	—	70
Stock-based compensation cost	—	—	—	—	2,254	—	—	2,254
Other stock-based award activity	—	—	—	—	(1,240)	—	—	(1,240)
Balance as of March 31, 2023	19,980	$484,531	10,820	$10,820	$130,004	$(59,862)	$726,892	$1,292,385
Net Income	—	—	—	—	—	—	47,212	47,212
Other comprehensive income, net of tax	—	—	—	—	—	25,511	—	25,511
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(11,921)	(11,921)
Issuance of Class C Common Stock	—	—	16	16	54	—	—	70
Stock-based compensation cost	—	—	—	—	1,223	—	—	1,223
Other stock-based award activity	—	—	—	—	(1,134)	—	—	(1,134)
Balance as of June 30, 2023	19,980	$484,531	10,836	$10,836	$130,147	$(34,351)	$755,392	$1,346,555
Net Income	—	—	—	—	—	—	58,137	58,137
Other comprehensive loss, net of tax	—	—	—	—	—	(1,488)	—	(1,488)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,792)	(6,792)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(11,923)	(11,923)
Issuance of Class C Common Stock	—	—	4	4	64	—	—	68
Stock-based compensation cost	—	—	—	—	1,221	—	—	1,221
Other stock-based award activity	—	—	—	—	(511)	—	—	(511)
Balance as of September 30, 2023	19,980	$484,531	10,840	$10,840	$130,921	$(35,839)	$794,814	$1,385,267
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Cash flows from operating activities:
Net income	$150,679	$152,384
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(19,100)	(11,456)
Amortization of debt premiums, discounts, and issuance costs	29,661	22,851
Net change in fair value of trading securities, hedged items, and financial derivatives	(62,797)	340,035
Losses on sale of mortgage loans	1,147	—
Gains on the sale of available-for-sale investment securities	(1,052)	—
Total provision for/(release of) allowance for losses	7,618	1,711
Excess tax benefits related to stock-based awards	447	470
Deferred income taxes	(768)	9,304
Stock-based compensation expense	6,528	4,699
Proceeds from repayment of loans purchased as held for sale	28,302	19,364
Net change in:
Interest receivable	27,320	(7,116)
Guarantee and commitment fees receivable	131	(1,633)
Other assets	50,121	(7,903)
Accrued interest payable	32,803	54,263
Custodial deposit liability	(18,085)	(31,489)
Other liabilities	12,160	(2,836)
Net cash provided by operating activities	245,115	542,648
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(5,272)	—
Purchases of available-for-sale and held-to-maturity investment securities	(1,971,974)	(1,381,795)
Purchases of other investment securities	(1,770)	(2,135)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(1,522,510)	(3,182,678)
Purchases of loans held for investment	(2,580,492)	(1,520,116)
Purchases of defaulted loans	(317)	—
Proceeds from repayment of available-for-sale and held-to-maturity investment securities	1,049,268	1,146,861
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	2,669,746	2,578,193
Proceeds from repayment of loans purchased as held for investment	1,282,579	1,081,265
Proceeds from sale of available-for-sale investment securities	115,247	—
Proceeds from sale of loans previously classified as held for investment	5,775	—
Proceeds from sale of Farmer Mac Guaranteed Securities	60,192	—
Net cash used in investing activities	(899,528)	(1,280,405)
Cash flows from financing activities:
Proceeds from issuance of discount notes	42,829,487	36,018,319
Proceeds from issuance of medium-term notes	5,721,174	5,559,198
Proceeds from issuance of debt securities of consolidated trusts	283,462	222,188
Payments to redeem discount notes	(42,371,640)	(35,059,286)
Payments to redeem medium-term notes	(5,593,883)	(5,931,450)
Payments to third parties on debt securities of consolidated trusts	(115,609)	(91,118)
Proceeds from common stock issuance	209	169
Tax payments related to share-based awards	(4,388)	(2,847)
Retirement of preferred stock	(75,000)	—
Dividends paid on common and preferred stock	(66,050)	(56,100)
Net cash provided by financing activities	607,762	659,073
Net change in cash and cash equivalents	(46,651)	(78,684)
Cash and cash equivalents at beginning of period	888,707	861,002
Cash and cash equivalents at end of period	$842,056	$782,318

Non-cash activity:
Loans securitized as Farmer Mac Guaranteed Securities	85,114	10,573
Loans held for investment transferred to consolidated trusts	305,559	281,027
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2023 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2023 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2023 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three and nine months ended September 30, 2024.

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

Table 1.1

	Consolidation of Variable Interest Entities
	As of September 30, 2024
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,718,440	$—	$1,718,440
Debt securities of consolidated trusts held by third parties (1)(2)	1,616,513	—	1,616,513
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	57,951	—	57,951
Maximum exposure to loss (3)	57,502	—	57,502
Investment securities:
Carrying value (4)	—	4,289,450	4,289,450
Maximum exposure to loss (3)(4)	—	4,423,837	4,423,837
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3)(5)	430,628	—	430,628
(1)Includes borrower remittances of $0.2 million. The borrower remittances had not been passed through to third-party investors as of September 30, 2024.
(2)Includes $102.0 million in unamortized discount related to structured securitization transactions.
(3)Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.
(4)Includes auction-rate certificates, government-sponsored enterprise ("GSE") guaranteed mortgage-backed securities, and other mission related investments.
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

(4)Includes auction-rate certificates, government-sponsored enterprise ("GSE") guaranteed mortgage-backed securities, and other mission related investments.
(5)The amount under the Agricultural Finance line of business relates to unconsolidated trusts where it was determined that Farmer Mac was either not the primary beneficiary due to shared power with an unrelated party or a subordinate class majority holder has the unilateral right to remove Farmer Mac as Master Servicer without cause.

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock unit awards. The following schedule reconciles basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023:

Table 1.2

	For the Three Months Ended
	September 30, 2024			September 30, 2023
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$42,312	10,883	$3.89	$51,345	10,839	$4.74
Effect of dilutive securities(1)
SARs and restricted stock units	—	83	(0.03)	—	99	(0.05)
Diluted EPS	$42,312	10,966	$3.86	$51,345	10,938	$4.69
(1)For the three months ended September 30, 2024 and 2023, SARs and restricted stock units of 15,465 and 16,761 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended September 30, 2024 and 2023, contingent shares of unvested restricted stock units of 29,918 and 32,469 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$129,580	10,869	$11.93	$132,010	10,825	$12.20
Effect of dilutive securities(1)
SARs and restricted stock units	—	99	(0.11)	—	99	(0.12)
Diluted EPS	$129,580	10,968	$11.82	$132,010	10,924	$12.08
(1)For the nine months ended September 30, 2024 and 2023, SARs and restricted stock units of 36,033 and 37,990 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the nine months ended September 30, 2024 and 2023, contingent shares of unvested restricted stock units of 29,918 and 32,407 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three and nine months ended September 30, 2024 and 2023.

Table 1.3

	As of September 30, 2024				As of September 30, 2023
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(41,062)	$(8,972)	$40,893	$(9,141)	$(96,607)	$15,486	$46,770	$(34,351)
Other comprehensive income/(loss) before reclassifications	20,820	—	(9,663)	11,157	17,443	(25,199)	10,376	2,620
Amounts reclassified from AOCI	(3)	(350)	(4,217)	(4,570)	(4)	294	(4,398)	(4,108)
Net comprehensive income/(loss)	20,817	(350)	(13,880)	6,587	17,439	(24,905)	5,978	(1,488)
Ending Balance	$(20,245)	$(9,322)	$27,013	$(2,554)	$(79,168)	$(9,419)	$52,748	$(35,839)

For the Nine Months Ended:
Beginning Balance	$(68,447)	$(8,724)	$37,026	$(40,145)	$(115,561)	$16,357	$48,361	$(50,843)
Other comprehensive income/(loss) before reclassifications	49,042	—	2,755	51,797	36,406	(25,199)	16,277	27,484
Amounts reclassified from AOCI	(840)	(598)	(12,768)	(14,206)	(13)	(577)	(11,890)	(12,480)
Net comprehensive income/(loss)	48,202	(598)	(10,013)	37,591	36,393	(25,776)	4,387	15,004
Ending Balance	$(20,245)	$(9,322)	$27,013	$(2,554)	$(79,168)	$(9,419)	$52,748	$(35,839)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three and nine months ended September 30, 2024 and 2023:

Table 1.4

	For the Three Months Ended
	September 30, 2024			September 30, 2023
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale securities	$26,354	$5,534	$20,820	$22,081	$4,638	$17,443
Less reclassification adjustments included in:
Gains on sale of available-for-sale investment securities(1)	—	—	—	—	—	—
Other income(2)	(4)	(1)	(3)	(5)	(1)	(4)
Total	$26,350	$5,533	$20,817	$22,076	$4,637	$17,439
Held-to-maturity securities:
Change in fair value(3)	$—	$—	$—	$(31,898)	$(6,699)	$(25,199)
Less reclassification adjustments included in:
Net interest income(4)	(443)	(93)	(350)	373	79	294
Total	$(443)	$(93)	$(350)	$(31,525)	$(6,620)	$(24,905)
Cash flow hedges
Unrealized (losses)/gains on cash flow hedges	$(12,232)	$(2,569)	$(9,663)	$13,135	$2,759	$10,376
Less reclassification adjustments included in:
Net interest income(5)	(5,337)	(1,120)	(4,217)	(5,569)	(1,171)	(4,398)
Total	$(17,569)	$(3,689)	$(13,880)	$7,566	$1,588	$5,978
Other comprehensive income/(loss)	$8,338	$1,751	$6,587	$(1,883)	$(395)	$(1,488)
(1)Represents realized gains and losses on sales of available-for-sale securities.
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
(5)Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale securities	$62,079	$13,037	$49,042	$46,084	$9,678	$36,406
Less reclassification adjustments included in:
Gains on sale of available-for-sale investment securities(1)	(1,052)	(221)	(831)	—	—	—
Other income(2)	(12)	(3)	(9)	(16)	(3)	(13)
Total	$61,015	$12,813	$48,202	$46,068	$9,675	$36,393
Held-to-maturity securities:
Change in fair value(3)	$—	$—	$—	$(31,898)	$(6,699)	$(25,199)
Less reclassification adjustments included in:
Net interest income(4)	(757)	(159)	(598)	(730)	(153)	(577)
Total	$(757)	$(159)	$(598)	$(32,628)	$(6,852)	$(25,776)
Cash flow hedges
Unrealized gains on cash flow hedges	$3,488	$733	$2,755	$20,604	$4,327	$16,277
Less reclassification adjustments included in:
Net interest income(5)	(16,163)	(3,395)	(12,768)	(15,051)	(3,161)	(11,890)
Total	$(12,675)	$(2,662)	$(10,013)	$5,553	$1,166	$4,387
Other comprehensive income	$47,583	$9,992	$37,591	$18,993	$3,989	$15,004
(1)Represents realized gains and losses on sales of available-for-sale securities.
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
Farmer Mac does not expect the adoption of this Update to have a material impact on Farmer Mac's financial position, results of operations, or cash flows.
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

2.INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of September 30, 2024 and December 31, 2023:

Table 2.1

	As of September 30, 2024
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(25)	$—	$(197)	$19,478
Floating rate Government/GSE guaranteed mortgage-backed securities	2,450,408	(525)	2,449,883	—	3,756	(17,204)	2,436,435
Fixed rate GSE guaranteed mortgage-backed securities	2,262,332	(59,093)	2,203,239	—	25,573	(85,054)	2,143,758
Floating rate U.S. Treasuries	—	—	—	—	—	—	—
Fixed rate U.S. Treasuries	1,281,077	(12,578)	1,268,499	—	10,331	(565)	1,278,265
Total available-for-sale	6,013,517	(72,196)	5,941,321	(25)	39,660	(103,020)	5,877,936
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	9,270	—	9,270	—	273	—	9,543
Total held-to-maturity	$9,270	$—	$9,270	$—	$273	$—	$9,543
(1)Amounts presented exclude $24.5 million of accrued interest receivable on investment securities as of September 30, 2024.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statement of operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 6.4% as of September 30, 2024.

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

Farmer Mac did not sell any securities from its available-for-sale investment securities during the three months ended September 30, 2024. During the nine months ended September 30, 2024, Farmer Mac sold floating rate government/GSE guaranteed mortgage-backed securities for $115.2 million from its available-for-sale investment portfolio, resulting in a gain of $1.1 million. These sales were done to rebalance the liquidity investment portfolio given the lower level of business volume activity while demonstrating that the portfolio provides strong contingent liquidity.

Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the three and nine months ended September 30, 2023.

As of September 30, 2024 and December 31, 2023, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of September 30, 2024
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,478	$(197)
Floating rate Government/GSE guaranteed mortgage-backed securities	367,575	(514)	1,074,472	(16,690)
Fixed rate Government/GSE guaranteed mortgage-backed securities	24,873	(42)	986,007	(85,012)
Floating rate U.S. Treasuries	—	—	—	—
Fixed rate U.S. Treasuries	193,727	(352)	84,016	(213)
Total	$586,175	$(908)	$2,163,973	$(102,112)

Number of securities in loss position		39		148

	As of December 31, 2023
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,082	$(591)
Floating rate Government/GSE guaranteed mortgage-backed securities	568,759	(4,395)	1,449,122	(25,254)
Fixed rate Government/GSE guaranteed mortgage-backed securities	384,305	(4,262)	905,759	(113,562)
Floating rate U.S. Treasuries	49,969	(15)	—	—
Fixed rate U.S. Treasuries	140,435	(606)	237,192	(2,336)
Total	$1,143,468	$(9,278)	$2,611,155	$(141,743)

Number of securities in loss position		91		162

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to September 30, 2024 and December 31, 2023, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both September 30, 2024 and December 31, 2023, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government, a U.S. government sponsored enterprise, or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of September 30, 2024 that is, on average, approximately 95.5% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity, changes in credit spread, or changes in levels of interest rates.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of September 30, 2024 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of September 30, 2024
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$346,788	$347,433	3.09%
Due after one year through five years	2,372,245	2,377,160	4.33%
Due after five years through ten years	2,474,834	2,414,718	4.27%
Due after ten years	747,454	738,625	5.56%
Total	$5,941,321	$5,877,936	4.39%

3.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of September 30, 2024 and December 31, 2023:

Table 3.1

	As of September 30, 2024
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$2,940,125	$(27,545)	$2,912,580	$(153)	$8,019	$(23,287)	$2,897,159
Farmer Mac Guaranteed USDA Securities	48,616	28	48,644	—	261	(1,682)	47,223
Total Farmer Mac Guaranteed Securities	2,988,741	(27,517)	2,961,224	(153)	8,280	(24,969)	2,944,382
USDA Securities	2,324,019	19,854	2,343,873	—	130	(232,761)	2,111,242
Total held-to-maturity	$5,312,760	$(7,663)	$5,305,097	$(153)	$8,410	$(257,730)	$5,055,624
Available-for-sale:
AgVantage	$5,930,382	$—	$5,930,382	$(217)	$39,387	$(217,167)	$5,752,385
Farmer Mac Guaranteed Securities(3)	—	8,886	8,886	—	420	—	9,306
Total available-for-sale	$5,930,382	$8,886	$5,939,268	$(217)	$39,807	$(217,167)	$5,761,691
Trading:
USDA Securities(4)	$838	$47	$885	$—	$—	$(43)	$842
(1)Amounts presented exclude $59.8 million, $51.6 million, and $20,090 of accrued interest receivable on available-for-sale, held-to-maturity, and trading securities, respectively, as of September 30, 2024.

(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the statement of financial operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)Fair value includes $9.3 million of an interest-only security with a notional amount of $228.6 million.
(4)The trading USDA securities had a weighted average yield of 5.48% as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of September 30, 2024
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$1,536,693	$(5,100)	$705,981	$(18,187)
Farmer Mac Guaranteed USDA Securities	28,467	(1,193)	8,378	(489)
USDA Securities	7,569	(16)	2,099,685	(232,745)
Total held-to-maturity	$1,572,729	$(6,309)	$2,814,044	$(251,421)

Available-for-sale:
AgVantage	$199,910	$(90)	$3,853,189	$(217,077)
Total available-for-sale	$199,910	$(90)	$3,853,189	$(217,077)

	As of December 31, 2023
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$2,070,770	$(6,705)	$725,347	$(32,746)
Farmer Mac Guaranteed USDA Securities	—	—	8,393	(806)
USDA Securities	—	—	2,023,801	(319,783)
Total held-to-maturity	$2,070,770	$(6,705)	$2,757,541	$(353,335)

Available-for-sale:
AgVantage	$508,182	$(5,716)	$4,043,431	$(303,695)
Total available-for-sale	$508,182	$(5,716)	$4,043,431	$(303,695)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to September 30, 2024 and December 31, 2023, as applicable.

The credit exposure related to Farmer Mac's USDA Securities in the Agricultural Finance line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 58 and 68 available-for-sale securities as of September 30, 2024 and December 31, 2023, respectively. There were 48 and 53 held-to-maturity AgVantage securities with an unrealized loss as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, 57 and 62 available-for-sale AgVantage securities had been in a loss position for more than 12 months, respectively. As of September 30, 2024 and December 31, 2023, there were 16 and 22 held-to-maturity AgVantage securities, respectively, in a loss position for more than 12 months.

During the three and nine months ended September 30, 2024 and 2023 Farmer Mac had no sales of AgVantage Farmer Mac Guaranteed Securities, USDA Farmer Mac Guaranteed Securities or USDA Trading Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of September 30, 2024 are set forth below. The balances presented are based on their contractual maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of September 30, 2024
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$596,516	$593,048	3.58%
Due after one year through five years	3,255,116	3,213,655	3.82%
Due after five years through ten years	950,000	902,642	3.60%
Due after ten years	1,137,636	1,052,346	3.82%
Total	$5,939,268	$5,761,691	3.75%
(1)Amounts presented exclude $59.8 million of accrued interest receivable.

	As of September 30, 2024
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,184,967	$1,178,075	5.16%
Due after one year through five years	1,172,821	1,158,934	4.64%
Due after five years through ten years	290,568	262,229	3.70%
Due after ten years	2,656,741	2,456,386	4.36%
Total	$5,305,097	$5,055,624	4.61%
(1)Amounts presented exclude $51.6 million of accrued interest receivable.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $19.5 million and $16.4 million of accrued interest receivable and $6.0 million and $6.5 million of accrued interest payable on uncleared swaps as of September 30, 2024 and December 31, 2023, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the consolidated balance sheets.

Table 4.1

	As of September 30, 2024
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$8,363,185	$770	$(19,533)	5.17%	3.36%		1.57
Pay fixed non-callable	9,679,159	21,625	(24)	2.66%	5.03%		9.25
Receive fixed callable	4,090,827	19,612	(52,594)	5.00%	3.50%		2.57
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	540,000	14,900	—	1.92%	5.35%		3.68
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	157,776	720	(4)	2.92%	5.22%		3.65
Receive fixed non-callable	1,926,269	5	(243)	4.99%	4.80%		0.32
Basis swaps	655,384	21	(548)	5.16%	5.01%		4.08
Treasury futures	44,000	139	—			114.60
Netting adjustments(1)	—	(8,595)	8,595
Total financial derivatives	$25,456,600	$49,197	$(64,351)
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

As of September 30, 2024, Farmer Mac expects to reclassify $9.5 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after September 30, 2024. During the three and nine months ended September 30, 2024 and 2023, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it was probable that the originally forecasted transactions would occur.

The following tables summarize the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the three and nine months ended September 30, 2024 and 2023:

Table 4.2

	For the Three Months Ended September 30, 2024
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$88,879	$156,602	$162,247	$(320,937)	$(1,934)	$84,857
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	10,774	39,127	17,878	(69,433)	—	(1,654)
Recognized on hedged items	11,476	54,513	17,544	(106,154)	—	(22,621)
Premium/discount amortization recognized on hedged items	623	—	—	(688)	—	(65)
Income/(expense) related to interest settlements on fair value hedging relationships	$22,873	$93,640	$35,422	$(176,275)	$—	$(24,340)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$(60,799)	$(189,698)	$(98,464)	$212,027	$—	$(136,934)
Recognized on hedged items	60,915	189,141	98,015	(210,932)	—	137,139
Gains/(losses) on fair value hedging relationships	$116	$(557)	$(449)	$1,095	$—	$205

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$5,338	$—	$5,338
Recognized on hedged items	—	—	—	(7,918)	—	(7,918)
Discount amortization recognized on hedged items	—	—	—	(14)	—	(14)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,594)	$—	$(2,594)

Losses on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(1,310)	$(1,310)
Interest expense on interest rate swaps	—	—	—	—	(858)	(858)
Treasury futures	—	—	—	—	234	234
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$(1,934)	$(1,934)

	For the Three Months Ended September 30, 2023
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$79,947	$161,351	$140,513	$(294,168)	$2,671	$90,314
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	9,950	40,114	17,692	(92,663)	—	(24,907)
Recognized on hedged items	9,006	46,303	16,089	(91,525)	—	(20,127)
Premium/discount amortization recognized on hedged items	623	—	—	(732)	—	(109)
Income/(expense) related to interest settlements on fair value hedging relationships	$19,579	$86,417	$33,781	$(184,920)	$—	$(45,143)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$42,051	$110,196	$107,265	$9,475	$—	$268,987
Recognized on hedged items	(41,944)	(107,965)	(105,403)	(10,465)	—	(265,777)
Gains/(losses) on fair value hedging relationships	$107	$2,231	$1,862	$(990)	$—	$3,210

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$5,569	$—	$5,569
Recognized on hedged items	—	—	—	(8,287)	—	(8,287)
Discount amortization recognized on hedged items	—	—	—	(14)	—	(14)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,732)	$—	$(2,732)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$2,772	$2,772
Interest expense on interest rate swaps	—	—	—	—	(805)	(805)
Treasury futures	—	—	—	—	704	704
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$2,671	$2,671

	For the Nine Months Ended September 30, 2024
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$258,341	$489,478	$459,932	$(947,252)	$(1,654)	$258,845
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	31,479	118,593	53,554	(229,642)	—	(26,016)
Recognized on hedged items	31,734	158,869	50,847	(319,876)	—	(78,426)
Premium/discount amortization recognized on hedged items	1,555	—	—	(2,156)	—	(601)
Income/(expense) related to interest settlements on fair value hedging relationships	$64,768	$277,462	$104,401	$(551,674)	$—	$(105,043)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$(29,549)	$(101,186)	$(37,096)	$188,182	$—	$20,351
Recognized on hedged items	30,032	101,890	38,842	(185,304)	—	(14,540)
Gains/(losses) on fair value hedging relationships	$483	$704	$1,746	$2,878	$—	$5,811

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$16,162	$—	$16,162
Recognized on hedged items	—	—	—	(24,023)	—	(24,023)
Discount amortization recognized on hedged items	—	—	—	(42)	—	(42)
Expense recognized on cash flow hedges	$—	$—	$—	$(7,903)	$—	$(7,903)

Losses on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(581)	$(581)
Interest expense on interest rate swaps	—	—	—	—	(1,379)	(1,379)
Treasury futures	—	—	—	—	306	306
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$(1,654)	$(1,654)

	For the Nine Months Ended September 30, 2023
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$209,429	$442,649	$388,837	$(795,537)	$4,763	$250,141
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	24,952	104,023	46,625	(258,358)	—	(82,758)
Recognized on hedged items	23,865	133,995	47,144	(243,053)	—	(38,049)
Premium/discount amortization recognized on hedged items	1,399	—	—	(2,137)	—	(738)
Income/(expense) related to interest settlements on fair value hedging relationships	$50,216	$238,018	$93,769	$(503,548)	$—	$(121,545)

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$45,722	$117,267	$97,346	$50,916	$—	$311,251
Recognized on hedged items	(46,485)	(116,591)	(97,827)	(52,144)	—	(313,047)
(Losses)/gains on fair value hedging relationships	$(763)	$676	$(481)	$(1,228)	$—	$(1,796)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$15,051	$—	$15,051
Recognized on hedged items	—	—	—	(23,325)	—	(23,325)
Discount amortization recognized on hedged items	—	—	—	(41)	—	(41)
Expense recognized on cash flow hedges	$—	$—	$—	$(8,315)	$—	$(8,315)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$5,263	$5,263
Interest expense on interest rate swaps	—	—	—	—	(3,999)	(3,999)
Treasury futures	—	—	—	—	3,499	3,499
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$4,763	$4,763

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of September 30, 2024 and December 31, 2023:

Table 4.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in thousands)
Investment securities, Available-for-Sale, at fair value	$1,525,596	$1,251,386	$(58,602)	$(88,635)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value	5,726,645	5,497,948	(155,546)	(257,436)
Loans held for investment, at amortized cost	1,890,571	1,699,361	(266,750)	(305,592)
Notes Payable(1)	(12,128,955)	(13,350,111)	65,114	250,418
(1)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of September 30, 2024 and December 31, 2023:

Table 4.4

	September 30, 2024
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Netting Adjustments	Financial instruments pledged	Cash Collateral(2)	Net Amount(3)
	(in thousands)
Assets:
Uncleared derivatives	$27,397	$—	$27,397	$(23,737)	$—	$(3,521)	$139
Cleared derivatives	22,759	(8,595)	14,164	—	—	—	14,164
Total	$50,156	$(8,595)	$41,561	$(23,737)	$—	$(3,521)	$14,303

Liabilities:
Uncleared derivatives	$(55,046)	$—	$(55,046)	$23,737	$—	$22,154	$(9,155)
Cleared derivatives	(8,595)	8,595	—	—	—	—	—
Total	$(63,641)	$8,595	$(55,046)	$23,737	$—	$22,154	$(9,155)
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Cash collateral excludes $5.6 million of collateral posted and $10.2 million of collateral received related to counterparties not subject to master netting agreements.
(3)Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. As of September 30, 2024, Farmer Mac had additional net exposure of $217.4 million due to instances where Farmer Mac's collateral to a counterparty exceeded the net derivative position and $1.9 million due to instances where a Farmer Mac's collateral from a counterparty exceeded the net derivative position.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of September 30, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of September 30, 2024 and December 31, 2023, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $25.4 billion notional amount of interest rate swaps outstanding as of September 30, 2024, $20.1 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $25.8 billion notional amount of interest rate swaps outstanding as of December 31, 2023, $20.5 billion were cleared through the CME.

5.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of both September 30, 2024 and December 31, 2023, Farmer Mac had no loans held for sale.

During the nine months ended September 30, 2024, Farmer Mac sold a portion of a Corporate AgFinance agricultural storage and processing loan at a loss of $1.1 million to reduce the overall exposure to the borrower.

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. The segments are characterized by similarities in risk attributes and the manner in which Farmer Mac monitors and assesses credit risk.

The following table includes loans held for investment and displays the composition of the loan balances as of September 30, 2024 and December 31, 2023:

Table 5.1

	As of September 30, 2024			As of December 31, 2023
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$5,253,260	$1,718,440	$6,971,700	$5,133,450	$1,432,261	$6,565,711
Corporate AgFinance	1,297,563	—	1,297,563	1,259,723	—	1,259,723
Total Agricultural Finance loans	6,550,823	1,718,440	8,269,263	6,393,173	1,432,261	7,825,434
Rural Infrastructure Finance loans	4,383,355	—	4,383,355	3,534,763	—	3,534,763
Total unpaid principal balance(1)	10,934,178	1,718,440	12,652,618	9,927,936	1,432,261	11,360,197
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(265,334)	—	(265,334)	(304,817)	—	(304,817)
Total loans	10,668,844	1,718,440	12,387,284	9,623,119	1,432,261	11,055,380
Allowance for losses	(19,314)	(637)	(19,951)	(15,588)	(443)	(16,031)
Total loans, net of allowance	$10,649,530	$1,717,803	$12,367,333	$9,607,531	$1,431,818	$11,039,349
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of September 30, 2024 and December 31, 2023:

Table 5.2

	September 30, 2024	December 31, 2023
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$4,832	$3,936
Corporate AgFinance	5,769	2,948
Total Agricultural Finance loans	10,601	6,884
Rural Infrastructure Finance loans	9,350	9,147
Total	$19,951	$16,031

The following is a summary of the changes in the allowance for losses for the three and nine months ended September 30, 2024 and 2023:

Table 5.3

	September 30, 2024				September 30, 2023
	Agricultural Finance loans			Rural Infrastructure Finance loans(3)	Agricultural Finance loans			Rural Infrastructure Finance loans(3)
	Farm & Ranch(1)	Corporate AgFinance(2)	Total		Farm & Ranch(1)	Corporate AgFinance(2)	Total
	(in thousands)
For the Three Months Ended
Beginning Balance	$4,676	$4,014	$8,690	$7,810	$3,935	$7,367	$11,302	$5,446
Provision for/(release of) losses	156	1,755	1,911	1,540	(25)	(3,689)	(3,714)	3,580
Charge-offs	—	—	—	—	—	—	—	—
Ending Balance	$4,832	$5,769	$10,601	$9,350	$3,910	$3,678	$7,588	$9,026

For the Nine Months Ended
Beginning Balance	$3,936	$2,948	$6,884	$9,147	$4,044	$2,731	$6,775	$8,314
Provision for/(release of) losses	997	6,763	7,760	203	(134)	947	813	712
Charge-offs	(101)	(3,942)	(4,043)	—	—	—	—	—
Ending Balance	$4,832	$5,769	$10,601	$9,350	$3,910	$3,678	$7,588	$9,026
(1)As of September 30, 2024 and 2023, the allowance for losses for Agricultural Finance Farm & Ranch loans includes $1.2 million and $1.1 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(2)As of September 30, 2024 and 2023, the allowance for losses for Agricultural Finance Corporate AgFinance loans includes $1.1 million and $0.0 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(3)As of both September 30, 2024 and 2023, the allowance for losses for Rural Infrastructure Finance loans includes no allowance for collateral dependent assets.

The $1.5 million net provision to the allowance for the Rural Infrastructure Finance portfolio during the quarter ended September 30, 2024 was primarily attributable to new loan volume. The $1.9 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the quarter ended September 30, 2024 was primarily attributable to risk rating downgrades.

The $0.2 million net provision to the allowance for the Rural Infrastructure Finance portfolio during the nine months ended September 30, 2024 was primarily attributable to new loan volume. The $7.8 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the nine months ended September 30, 2024 was primarily attributable to two permanent planting borrower relationships and other risk rating downgrades.

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

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of September 30, 2024 and December 31, 2023:

Table 5.4

	As of September 30, 2024
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$6,817,093	$14,363	$12,072	$34,390	$60,825	$93,782	$6,971,700
Corporate AgFinance	1,249,879	—	—	—	—	47,684	1,297,563
Total Agricultural Finance loans	8,066,972	14,363	12,072	34,390	60,825	141,466	8,269,263
Rural Infrastructure Finance loans	4,383,355	—	—	—	—	—	4,383,355
Total	$12,450,327	$14,363	$12,072	$34,390	$60,825	$141,466	$12,652,618
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
(4)Includes $22.5 million of nonaccrual loans for which there was no associated allowance. During the three and nine months ended September 30, 2024, Farmer Mac received $2.4 million and $4.1 million, in interest on nonaccrual loans, respectively.

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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Rural Infrastructure Finance loans held as of September 30, 2024 and December 31, 2023, by year of origination:

Table 5.5

	As of September 30, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$660,038	$490,681	$1,094,748	$1,563,276	$1,023,692	$1,260,030	$362,119	$6,454,584
Special mention(2)	78,097	77,428	25,222	31,257	6,897	28,306	9,874	257,081
Substandard(3)	3,101	26,052	41,315	24,963	53,445	86,803	24,356	260,035
Total	$741,236	$594,161	$1,161,285	$1,619,496	$1,084,034	$1,375,139	$396,349	$6,971,700

For the Three Months Ended September 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2024:
Current period charge-offs	$—	$—	$—	$101	$—	$—	$—	$101
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

	As of September 30, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$106,145	$155,782	$75,840	$235,951	$80,593	$162,180	$264,366	$1,080,857
Special mention(2)	—	37,168	—	14,776	75,464	—	7,275	134,683
Substandard(3)	—	7,311	7,655	—	14,339	33,490	19,228	82,023
Total	$106,145	$200,261	$83,495	$250,727	$170,396	$195,670	$290,869	$1,297,563

For the Three Months Ended September 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$3,942	$3,942
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

	As of September 30, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$932,310	$536,679	$582,812	$176,273	$565,944	$1,242,792	$274,551	$4,311,361
Special mention(2)	2,941	10,450	34,475	—	—	—	—	47,866
Substandard(3)	—	—	24,128	—	—	—	—	24,128
Total	$935,251	$547,129	$641,415	$176,273	$565,944	$1,242,792	$274,551	$4,383,355

For the Three Months Ended September 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

6.GUARANTEES AND COMMITMENTS

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2024 and December 31, 2023, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Agricultural Finance
Farmer Mac Guaranteed Securities	$430,628	$452,602
Total off-balance sheet Farmer Mac Guaranteed Securities	$430,628	$452,602

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.

The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Proceeds from new securitizations	$343,654	$222,188
Guarantee fees received	1,173	1,280

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the consolidated balance sheets. The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 6.3

	As of September 30, 2024	As of December 31, 2023
	(dollars in thousands)
Guarantee and commitment obligation	$5,644	$5,969
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	21.4 years	21.9 years

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

Table 6.4

	As of September 30, 2024	As of December 31, 2023
	(dollars in thousands)
Guarantee and commitment obligation(1)	$38,295	$41,594
Maximum principal amount	3,568,824	3,680,333
Weighted-average remaining maturity	14.4 years	14.5 years
(1) Relates to LTSPCs issued or modified on or after January 1, 2003.

Reserve for Losses - LTSPCs and Farmer Mac Guaranteed Securities

The following table is a summary, by asset type, of the reserve for losses as of September 30, 2024 and December 31, 2023:

Table 6.5

	September 30, 2024	December 31, 2023
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance	$1,317	$1,471
Rural Infrastructure Finance	207	240
Total	$1,524	$1,711

The following is a summary of the changes in the reserve for losses for the three and nine month periods ended September 30, 2024 and 2023:

Table 6.6

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	Reserve for Losses	Reserve for Losses	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance
Beginning Balance	$1,443	$1,471	$1,471	$819
(Release of)/provision for losses	(126)	(59)	(154)	593
Ending Balance	$1,317	$1,412	$1,317	$1,412

Rural Infrastructure Finance
Beginning Balance	$251	$234	$240	$614
(Release of)/provision for losses	(44)	14	(33)	(366)
Ending Balance	$207	$248	$207	$248

The release from the reserve for losses in the Agricultural Finance LTSPC portfolio recorded during the nine months ended September 30, 2024 was primarily due to a decrease in LTSPC volume. The release from the reserve for losses in the Rural Infrastructure Finance LTSPC portfolio recorded during the nine months ended September 30, 2024 was primarily due to a decrease in LTSPC volume.

The following table presents the unpaid principal balances by delinquency status of Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of September 30, 2024 and December 31, 2023:

Table 6.7

	As of September 30, 2024
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:	$3,182,727	$2,090	$6,232	$6,358	$14,680	$3,197,407
Rural Infrastructure Finance:	611,163	—	—	—	—	611,163
Total	$3,793,890	$2,090	$6,232	$6,358	$14,680	$3,808,570
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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of September 30, 2024 and December 31, 2023, by year of origination:

Table 6.8

	As of September 30, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance:
Internally Assigned Risk Rating:
Acceptable	$12,104	$127,022	$219,900	$478,659	$516,045	$1,297,238	$411,223	$3,062,191
Special mention(1)	—	5,963	12,941	14,561	6,926	46,864	12,134	99,389
Substandard(2)	—	—	1,246	1,182	6,346	25,839	1,214	35,827
Total	$12,104	$132,985	$234,087	$494,402	$529,317	$1,369,941	$424,571	$3,197,407

For the Three Months Ended September 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of September 30, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$363,689	$247,474	$611,163
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$363,689	$247,474	$611,163

For the Three Months Ended September 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

The following tables set forth information related to Farmer Mac's borrowings as of September 30, 2024 and December 31, 2023:

Table 7.1

	September 30, 2024
	Outstanding as of September 30		Average Outstanding During the Quarter
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,209,572	4.82%	$1,884,228	5.22%
Medium-term notes	1,533,369	5.05%	625,746	5.28%
Current portion of medium-term notes	6,202,504	3.29%
Total due within one year	$9,945,445	3.90%
Due after one year:
Medium-term notes due in:
Two years	$4,552,685	2.90%
Three years	4,322,588	3.09%
Four years	2,731,158	3.97%
Five years	2,286,867	4.62%
Thereafter	3,355,828	2.73%
Total due after one year	$17,249,126	3.31%
Total principal net of discounts	$27,194,571	3.53%
Hedging adjustments	(65,115)
Total	$27,129,456

	December 31, 2023
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,734,387	5.32%	$1,097,300	5.08%
Medium-term notes	384,970	5.07%	1,731,308	4.09%
Current portion of medium-term notes	5,967,811	2.90%
Total due within one year	$8,087,168	3.52%
Due after one year:
Medium-term notes due in:
Two years	$5,523,671	3.27%
Three years	3,825,702	2.27%
Four years	3,038,229	3.44%
Five years	2,623,202	4.37%
Thereafter	3,488,987	2.80%
Total due after one year	$18,499,791	3.16%
Total principal net of discounts	$26,586,959	3.27%
Hedging adjustments	(250,417)
Total	$26,336,542

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the nine months ended September 30, 2024 and 2023 was $2.3 billion and $1.5 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2024 as of September 30, 2024:

Table 7.2

Debt Callable in 2024 as of September 30, 2024, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2025	$703,213	2.48%
2026	1,102,104	1.85%
2027	747,096	2.79%
2028	281,393	3.92%
Thereafter	1,215,130	2.62%
Total	$4,048,936	2.51%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of September 30, 2024, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2024	$6,127,512	4.53%
2025	6,369,714	3.39%
2026	4,490,285	2.54%
2027	3,366,626	3.44%
2028	2,414,941	4.10%
Thereafter	4,425,493	3.10%
Total principal net of discounts	$27,194,571	3.53%

During the nine months ended September 30, 2024 and 2023, Farmer Mac called $1.2 billion and $111.0 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of September 30, 2024, Farmer Mac had not used this borrowing authority.

Gains on Repurchases of Outstanding Debt

No outstanding debt repurchases were made in the three and nine months ended September 30, 2024 and 2023.

8.EQUITY

Common Stock

During each of the first, second, and third quarters 2024, Farmer Mac paid a quarterly dividend of $1.40 per share on all classes of its common stock. For each quarter in 2023, Farmer Mac paid a quarterly dividend of $1.10 per share on all classes of its common stock.

Except for the period from March 16, 2020 to March 10, 2021, Farmer Mac has had a common stock repurchase program in place since third quarter 2015. On March 10, 2021, Farmer Mac's board of directors reinstated the share repurchase program on its previous terms and extended the expiration date of the program to March 2023. In February 2023, Farmer Mac's board of directors renewed the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to February 2025. Farmer Mac has not repurchased any shares of its Class C non-voting common stock since the repurchase program was reinstated in March 2021. As of September 30, 2024, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

Preferred Stock

On July 18, 2024, Farmer Mac redeemed all outstanding shares of its 6.000% Fixed-to-Floating Rate Non-Cumulative Series C Preferred Stock, plus any declared and unpaid dividends through and including the redemption date. As a result of this redemption, Farmer Mac recognized $1.6 million of loss on retirement of preferred stock in third quarter 2024, which was related to deferred issuance costs.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both September 30, 2024 and December 31, 2023, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of September 30, 2024, Farmer Mac's minimum capital requirement was $885.0 million and its core capital level was $1.5 billion, which was $579.9 million above the minimum capital requirement as of that date. As of December 31, 2023, Farmer Mac's minimum capital requirement was $862.6 million and its core capital level was $1.5 billion, which was $589.4 million above the minimum capital requirement as of that date.

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

9.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 9.1

Assets and Liabilities Measured at Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,478	$19,478
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,436,435	—	2,436,435
Fixed rate GSE guaranteed mortgage-backed securities	—	2,143,758	—	2,143,758
Floating rate U.S. Treasuries	—	—	—	—
Fixed rate U.S. Treasuries	1,278,265	—	—	1,278,265
Total Available-for-sale Investment Securities	1,278,265	4,580,193	19,478	5,877,936
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,752,385	5,752,385
Farmer Mac Guaranteed Securities	—	—	9,306	9,306
Total Farmer Mac Guaranteed Securities	—	—	5,761,691	5,761,691
USDA Securities:
Trading	—	—	842	842
Total USDA Securities	—	—	842	842
Financial derivatives	138	49,059	—	49,197
Guarantee Asset	—	—	5,556	5,556
Total Assets at fair value	$1,278,403	$4,629,252	$5,787,567	$11,695,222
Liabilities:
Financial derivatives	$—	$64,351	$—	$64,351
Total Liabilities at fair value	$—	$64,351	$—	$64,351
(1) Level 3 assets represent 19% of total assets and 49% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2024 or December 31, 2023.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the three and nine months ended September 30, 2024 and 2023, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three and nine months ended September 30, 2024 and 2023.

Table 9.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2024
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,478	$—	$—	$—	$—	$—	$19,478
Total available-for-sale	19,478	—	—	—	—	—	19,478
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,389,841	400,000	(215,855)	44	189,191	(10,836)	5,752,385
Farmer Mac Guaranteed Securities	9,310	—	(176)	—	—	172	9,306
Total available-for-sale	5,399,151	400,000	(216,031)	44	189,191	(10,664)	5,761,691
USDA Securities:
Trading	1,026	—	(198)	—	14	—	842
Total USDA Securities	1,026	—	(198)	—	14	—	842
Guarantee and commitment obligations:
Guarantee Asset	5,559	—	(86)	—	83	—	5,556
Total Guarantee and commitment obligations	5,559	—	(86)	—	83	—	5,556
Total Assets at fair value	$5,425,214	$400,000	$(216,315)	$44	$189,288	$(10,664)	$5,787,567

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2023
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains included in Other Comprehensive Income	Transfers Out(1)	Ending Balance
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
(1)Includes $2.7 billion of AgVantage Securities transferred from available-for-sale to held-to-maturity on July 1, 2023.

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2024
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,082	$—	$—	$2	$—	$394	$19,478
Total available-for-sale	19,082	—	—	2	—	394	19,478
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,522,712	675,000	(560,643)	100	102,036	13,180	5,752,385
Farmer Mac Guaranteed Securities	9,767	—	(523)	—	—	62	9,306
Total available-for-sale	5,532,479	675,000	(561,166)	100	102,036	13,242	5,761,691
USDA Securities:
Trading	1,241	—	(414)	—	15	—	842
Total USDA Securities	1,241	—	(414)	—	15	—	842
Guarantee and commitment obligations:
Guarantee Asset	5,831	—	(256)	—	(19)	—	5,556
Total Guarantee and commitment obligations	5,831	—	(256)	—	(19)	—	5,556
Total Assets at fair value	$5,558,633	$675,000	$(561,836)	$102	$102,032	$13,636	$5,787,567

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2023
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains included in Other Comprehensive Income	Transfers Out(1)	Ending Balance
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
(1)Includes $2.7 billion of AgVantage Securities transferred from available-for-sale to held-to-maturity on July 1, 2023.

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of September 30, 2024 and December 31, 2023:

Table 9.3

	As of September 30, 2024
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,478	Indicative bids	Range of broker quotes	99.0% - 99.0% (99.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,752,385	Discounted cash flow	Discount rate	4.3% - 5.3% (4.5%)
Farmer Mac Guaranteed Securities	$9,306	Discounted cash flow	Discount rate	8.3%
			CPR	3%

USDA Securities	$842	Discounted cash flow	Discount rate	5.2% - 5.3% (5.3%)
			CPR	13% - 13% (13%)

Guarantee Asset	$5,556	Discounted cash flow	Discount rate	8.3%
			CPR	3%

	As of December 31, 2023
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,082	Indicative bids	Range of broker quotes	97.0% - 97.0% (97.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,522,712	Discounted cash flow	Discount rate	4.7% - 5.4% (5.0%)
Farmer Mac Guaranteed Securities	$9,767	Discounted cash flow	Discount rate	8.3%
			CPR	3%

USDA Securities	$1,241	Discounted cash flow	Discount rate	5.4% - 5.4% (5.4%)
			CPR	12% - 12% (12%)

Guarantee Asset	$5,831	Discounted cash flow	Discount rate	8.3%
			CPR	3%

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of September 30, 2024 and December 31, 2023:

Table 9.4

	As of September 30, 2024		As of December 31, 2023
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$842,056	$842,056	$888,707	$888,707
Investment securities	5,896,066	5,895,793	4,981,249	4,979,504
Farmer Mac Guaranteed Securities	8,706,073	8,722,762	9,710,074	9,745,548
USDA Securities	2,112,084	2,344,715	2,036,046	2,355,412
Loans	11,974,136	12,367,333	10,426,021	11,039,349
Financial derivatives	49,197	49,197	37,478	37,478
Guarantee and commitment fees receivable	53,624	46,077	58,465	49,832
Financial liabilities:
Notes payable	26,673,965	27,129,456	25,670,971	26,336,542
Debt securities of consolidated trusts held by third parties	1,607,791	1,616,513	1,268,563	1,351,069
Financial derivatives	64,351	64,351	117,131	117,131
Guarantee and commitment obligations	51,486	43,939	56,195	47,563

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

The following tables present core earnings for Farmer Mac's segments and a reconciliation to consolidated net income for the three and nine months ended September 30, 2024 and 2023.

Table 10.1

Core Earnings by Business Segment
For the Three Months Ended September 30, 2024
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$36,816	$6,397	$7,608	$3,810	$31,217	$943	$—	$—		$86,791
Less: reconciling adjustments(1)(2)(3)	(1,061)	—	(29)	—	(305)	—	—	1,395		—
Net effective spread	35,755	6,397	7,579	3,810	30,912	943	—	1,395		—
Guarantee and commitment fees	4,304	168	338	187	—	—	—	(982)		4,015
Gain on sale of investment securities	—	—	—	—	—	—	—	—		—
Loss on sale of mortgage loan	—	—	—	—	—	—	—	—		—
Other income/(expense)(3)	1,091	40	—	—	—	10	(8)	(1,649)		(516)
Total revenues	41,150	6,605	7,917	3,997	30,912	953	(8)	(1,236)		90,290

Provision for of losses	(116)	(1,779)	(1,195)	(337)	—	(1)	—	—		(3,428)

Release of reserve for losses	126	—	44	—	—	—	—	—		170
Operating expenses	(196)	—	—	—	—	—	(24,587)	—		(24,783)
Total non-interest expense	(70)	—	44	—	—	—	(24,587)	—		(24,613)
Core earnings before income taxes	40,964	4,826	6,766	3,660	30,912	952	(24,595)	(1,236)	(4)	62,249
Income tax (expense)/benefit	(8,602)	(1,013)	(1,421)	(768)	(6,492)	(201)	5,816	260		(12,421)
Core earnings before preferred stock dividends	32,362	3,813	5,345	2,892	24,420	751	(18,779)	(976)	(4)	49,828
Preferred stock dividends	—	—	—	—	—	—	(5,897)	—		(5,897)
Loss on retirement of preferred stock	—	—	—	—	—	—	—	(1,619)		(1,619)
Segment core earnings/(losses)	$32,362	$3,813	$5,345	$2,892	$24,420	$751	$(24,676)	$(2,595)	(4)	$42,312

Total Assets	$14,562,142	$1,662,687	$6,952,605	$985,435	$—	$6,389,160	$63,192	$—		$30,615,221
Total on- and off-balance sheet program assets at principal balance	$18,090,374	$1,842,780	$7,440,141	$1,095,008	$—	$—	$—	$—		$28,468,303
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

Core Earnings by Business Segment
For the Three Months Ended September 30, 2023
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$33,735	$8,250	$6,393	$1,150	$37,642	$473	$—	$—		$87,643
Less: reconciling adjustments(1)(2)(3)	(1,017)	—	(31)	—	(3,230)	59	—	4,219		—
Net effective spread	32,718	8,250	6,362	1,150	34,412	532	—	4,219		—
Guarantee and commitment fees	4,447	78	279	24	—	—	—	692		5,520
Other income/(expense)(3)	807	—	—	—	3	6	240	2,884		3,940
Total revenues	37,972	8,328	6,641	1,174	34,415	538	240	7,795		97,103

Release of/(provision for) losses	13	3,694	(3,504)	(66)	—	(1)	—	—		136

Release of/(provision for) reserve for losses	58	—	(13)	—	—	—	—	—		45
Operating expenses	—	—	—	—		—	(24,034)	—		(24,034)
Total non-interest expense	58	—	(13)	—	—	—	(24,034)	—		(23,989)
Core earnings before income taxes	38,043	12,022	3,124	1,108	34,415	537	(23,794)	7,795	(4)	73,250
Income tax (expense)/benefit	(7,989)	(2,525)	(656)	(233)	(7,226)	(113)	5,267	(1,638)		(15,113)
Core earnings before preferred stock dividends	30,054	9,497	2,468	875	27,189	424	(18,527)	6,157	(4)	58,137
Preferred stock dividends	—	—	—	—	—	—	(6,792)	—		(6,792)
Segment core earnings/(losses)	$30,054	$9,497	$2,468	$875	$27,189	$424	$(25,319)	$6,157	(4)	$51,345

Total Assets	$14,660,371	$1,619,664	$6,648,693	$320,572	$—	$4,866,969	$195,112	$—		$28,311,381
Total on- and off-balance sheet program assets at principal balance	$18,461,835	$1,741,306	$7,118,295	$330,575	$—	$—	$—	$—		$27,652,011
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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2024
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$106,227	$22,234	$22,545	$8,858	$98,556	$2,079	$—	$—		$260,499
Less: reconciling adjustments(1)(2)(3)	(3,473)	—	(88)	—	(4,902)	—	—	8,463		—
Net effective spread	102,754	22,234	22,457	8,858	93,654	2,079	—	8,463		—
Guarantee and commitment fees	13,400	382	988	465	—	—	—	(3,506)		11,729
Gain on sale of investment securities	—	—	—	—	—	1,052	—	—		1,052
Loss on sale of mortgage loan	—	(1,147)	—	—	—	—	—	—		(1,147)
Other income/(expense)(3)	2,603	47	—	—	—	21	20	(1,004)		1,687
Total revenues	118,757	21,516	23,445	9,323	93,654	3,152	20	3,953		273,820

(Provision for)/release of losses	(888)	(6,755)	2,324	(2,488)	—	1	—	—		(7,806)

Release of reserve for losses	154	—	34	—	—	—	—	—		188
Operating expenses	(196)	—	—	—	—	—	(76,293)	—		(76,489)
Total non-interest expense	(42)	—	34	—	—	—	(76,293)	—		(76,301)
Core earnings before income taxes	117,827	14,761	25,803	6,835	93,654	3,153	(76,273)	3,953	(4)	189,713
Income tax (expense)/benefit	(24,743)	(3,099)	(5,419)	(1,435)	(19,666)	(664)	16,822	(830)		(39,034)
Core earnings before preferred stock dividends	93,084	11,662	20,384	5,400	73,988	2,489	(59,451)	3,123	(4)	150,679
Preferred stock dividends	—	—	—	—	—	—	(19,480)	—		(19,480)
Loss on retirement of preferred stock	—	—	—	—	—	—	—	(1,619)		(1,619)
Segment core earnings/(losses)	$93,084	$11,662	$20,384	$5,400	$73,988	$2,489	$(78,931)	$1,504	(4)	$129,580

Total Assets	$14,562,142	$1,662,687	$6,952,605	$985,435	$—	$6,389,160	$63,192	$—		$30,615,221
Total on- and off-balance sheet program assets at principal balance	$18,090,374	$1,842,780	$7,440,141	$1,095,008	$—	$—	$—	$—		$28,468,303
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the quarter ended September 30, 2024. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage
Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on February 23, 2024 (the "2023 Annual Report").

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

During third quarter 2024:

•we provided $2.0 billion in liquidity and lending capacity to lenders serving rural America;
•we maintained strong liquidity in our investment portfolio well above regulatory requirements;
•we maintained our strong capital position, well above regulatory requirements, and uninterrupted access to the debt capital markets; and
•we redeemed all $75.0 million of our Series C Preferred Stock.

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

Table 1

	For the Three Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023
	(in thousands)
Net income attributable to common stockholders	$42,312	$40,313	$51,345
Core earnings	44,907	39,777	45,188

The $2.0 million sequential increase in net income attributable to common stockholders was due to a $2.3 million after-tax decrease in our provision for credit losses, a $0.9 million decrease in preferred stock dividends related to the redemption of the Series C Preferred Stock, and a $0.6 million after-tax increase in late fee income. These factors were partially offset by the $1.6 million loss on retirement of the Series C Preferred Stock, related to deferred issuance costs.

The $9.0 million year-over-year decrease in net income attributable to common stockholders was due to a $3.6 million after-tax decrease in the fair value of undesignated financial derivatives, a $2.7 million after-tax increase in our provision for credit losses, the $1.6 million loss on retirement of the Series C Preferred Stock related to deferred issuance costs, and a $1.2 million after-tax decrease in guarantee and commitment fee income. These factors were partially offset by a $0.9 million decrease in preferred stock dividends related to the redemption of the Series C Preferred Stock.

The $5.1 million sequential increase in core earnings was due to a $2.3 million after-tax decrease in our provision for credit losses, a $1.4 million after-tax increase in net effective spread, a $0.9 million decrease in preferred stock dividends related to the redemption of the Series C Preferred Stock, and a $0.6 million after-tax increase in late fee income.

The $0.3 million year-over-year decrease in core earnings was due to a $2.7 million after-tax increase in our provision for credit losses partially offset by a $1.5 million after-tax increase in net effective spread and a $0.9 million decrease in preferred stock dividends related to the redemption of the Series C Preferred Stock.

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

Table 2

	For the Three Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023
	(in thousands)
Net interest income	$86,791	$87,340	$87,643
Net interest yield %	1.15%	1.15%	1.22%
Net effective spread	$85,396	$83,596	$83,424
Net effective spread %	1.16%	1.14%	1.20%
The $0.5 million sequential decrease in net interest income was primarily due to a $2.4 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives), a $0.9 million increase from a shift in the composition of new business volume towards higher-yielding loans, and a decrease of $0.9 million in our funding costs, which was primarily attributable to our proactive asset liability management practices such as calling fixed-rate debt in response to lower nominal interest rates. In percentage terms, net interest income remained consistent compared to second quarter 2024.

The $0.9 million year-over-year decrease in net interest income was primarily due to an increase of $3.0 million of funding costs, which was primarily attributable to (1) the widening of debt spreads that occurred in fourth quarter 2023, which increased our floating-rate funding costs, and (2) a $2.9 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). These factors were partially offset by a $5.0 million increase from a shift in the composition of new business volume towards higher-yielding loans. In percentage terms, the year-over-year decrease of 0.07% was primarily attributable to an increase of 0.07% in funding costs and a decrease in the fair value of our designated financial derivatives of 0.03%, partially offset by an increase of 0.03% related to the shift in the composition of new business volume towards higher-yielding loans.

The $1.8 million sequential increase in net effective spread was primarily due to a $0.9 million increase from a shift in the composition of new business volume towards higher-yielding loans, and a decrease of $0.9 million in our non-GAAP funding costs, which was primarily attributable to our proactive asset liability management practices such as calling fixed-rate debt in response to lower nominal interest rates. In percentage terms, the sequential increase of 0.02% was primarily attributable to an increase of 0.01% due to the shift in the composition of new business volume towards higher-yielding loans and a decrease of 0.01% in non-GAAP funding costs.

The $2.0 million year-over-year increase in net effective spread was primarily due to a $5.0 million increase from a shift in the composition of new business volume towards higher-yielding loans. This factor was partially offset by an increase of $3.0 million in non-GAAP funding costs, which was primarily attributable to the widening of debt spreads that occurred in fourth quarter 2023 and increased our floating-rate funding costs. In percentage terms, the year-over-year decrease of 0.04% was primarily attributable to an increase of 0.07% related to the increases in non-GAAP funding costs, and was partially offset by an increase of 0.03% on the shift in the composition of new business volume towards higher-yielding loans.

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

Business Volume

Our outstanding business volume was $28.5 billion as of September 30, 2024, a net decrease of $290.0 million from June 30, 2024 after taking into account all new business, maturities, sales, and paydowns on existing assets. The net decrease was primarily attributable to a net decrease of $388.2 million in the Agricultural Finance line of business, partially offset by a net increase of $98.2 million in the Rural Infrastructure Finance line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Core capital	$1,464,898	$1,452,008
Capital in excess of minimum capital level required	579,877	589,399

The decrease in capital in excess of the minimum capital level required was primarily due to the redemption of the Series C Preferred Stock, partially offset by an increase in retained earnings.

Credit Quality

The following table presents Agricultural Finance on- and off-balance sheet substandard assets, in dollars and as a percentage of the respective portfolio as of September 30, 2024, June 30, 2024, and December 31, 2023:

Table 4

	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
September 30, 2024	$342,058	4.1%	$35,827	1.1%
June 30, 2024	219,679	2.7%	28,323	0.9%
December 31, 2023	152,865	2.0%	33,086	1.0%

Increase/(decrease) from prior quarter-ending	$122,379	1.4%	$7,504	0.2%
Increase/(decrease) from prior year-ending	189,193	2.1%	2,741	0.1%
The increase of $122.4 million in on-balance sheet substandard assets during third quarter was primarily driven by credit downgrades in permanent plantings, crops, livestock, part-time farms, and agricultural storage and processing. The $7.5 million increase in substandard assets in our off-balance sheet portfolios during third quarter was primarily due to credit downgrades in crops, permanent plantings, and livestock, and was partially offset by credit upgrades in part-time farms.
There was one substandard asset with an outstanding balance of $24.1 million in the Rural Infrastructure Finance portfolio as of September 30, 2024. There was one substandard asset with an outstanding balance of $29.4 million in the Rural Infrastructure Finance portfolio as of December 31, 2023.
For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 24 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

The following table presents 90-day delinquencies for the on- and off-balance sheet Agricultural Finance portfolios in dollars and as a percentage of the respective balance sheet category as of September 30, 2024, June 30, 2024, and December 31, 2023:

Table 5

	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
September 30, 2024	$138,049	1.67%	$6,358	0.20%
June 30, 2024	57,791	0.71%	4,272	0.13%
December 31, 2023	32,893	0.42%	1,784	0.05%

Increase/(decrease) from prior quarter-ending	$80,258	0.96%	$2,086	0.07%
Increase/(decrease) from prior year-ending	105,156	1.25%	4,574	0.15%
On-balance sheet Agricultural Finance assets 90 or more days delinquent increased in permanent plantings, crops, livestock, part-time farms, and agricultural storage and processing. Off-balance sheet Agricultural Finance assets 90 days or more delinquent increased in permanent plantings, crops, and part-time farms. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet Agricultural Finance portfolio represented over half of the aggregate 90-day delinquencies as of September 30, 2024.

As of both September 30, 2024 and December 31, 2023, there were no 90-day delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loan purchases and loans underlying LTSPCs.

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

Core Earnings and Core Earnings Per Share

The main difference between core earnings and core earnings per share (non-GAAP measures) and net income attributable to common stockholders and earnings per common share (GAAP measures) is that those non-GAAP measures exclude the effects of fair value fluctuations. These fluctuations are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is expected. Another difference is that these two non-GAAP measures exclude specified infrequent or unusual transactions that we believe are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. For example, in third quarter 2024, we excluded the loss on the retirement of the Series C Preferred Stock from core earnings and core earnings per share. For a reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings and of earnings per common share to core earnings per share, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

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

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	September 30, 2024	September 30, 2023
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$42,312	$51,345
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 13)	(1,064)	2,921
Gains on hedging activities due to fair value changes	205	3,210
Unrealized gains on trading securities	99	1,714
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	27	29
Net effects of terminations or net settlements on financial derivatives	(503)	(79)
Issuance costs on the retirement of preferred stock	(1,619)	—
Income tax effect related to reconciling items	260	(1,638)
Sub-total	(2,595)	6,157
Core earnings	$44,907	$45,188

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$85,396	$83,424
Guarantee and commitment fees(2)	4,997	4,828
Gain on sale of investment securities (GAAP)	—	—
Loss on sale of mortgage loan (GAAP)	—	—
Other(3)	1,133	1,056
Total revenues	91,526	89,308

Credit related expense (GAAP):
Provision for/(release of) losses	3,258	(181)
REO operating expenses	196	—
Total credit related expense	3,454	(181)

Operating expenses (GAAP):
Compensation and employee benefits	15,237	14,103
General and administrative	8,625	9,100
Regulatory fees	725	831
Total operating expenses	24,587	24,034

Net earnings	63,485	65,455
Income tax expense(4)	12,681	13,475
Preferred stock dividends (GAAP)	5,897	6,792
Core earnings	$44,907	$45,188

Core earnings per share:
Basic	$4.13	$4.17
Diluted	$4.10	$4.13
Weighted-average shares:
Basic	10,883	10,839
Diluted	10,966	10,938
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

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$129,580	$132,010
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	260	5,978
Gains/(losses) on hedging activities due to fair value changes	5,811	(1,796)
Unrealized (losses)/gains on trading securities	(2)	2,016
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	84	87
Net effects of terminations or net settlements on financial derivatives	(2,200)	1,027
Issuance costs on the retirement of preferred stock	(1,619)	—
Income tax effect related to reconciling items	(830)	(1,536)
Sub-total	1,504	5,776
Core earnings	$128,076	$126,234

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$252,036	$242,429
Guarantee and commitment fees(2)	15,235	14,063
Gain on sale of investment securities (GAAP)	1,052	—
Loss on sale of mortgage loan (GAAP)	(1,147)	—
Other(3)	2,691	2,532
Total revenues	269,867	259,024

Credit related expense (GAAP):
Provision for losses	7,618	1,711
REO operating expenses	196	—
Total credit related expense	7,814	1,711

Operating expenses (GAAP):
Compensation and employee benefits	48,334	43,391
General and administrative	25,784	26,047
Regulatory fees	2,175	2,497
Total operating expenses	76,293	71,935

Net earnings	185,760	185,378
Income tax expense(4)	38,204	38,770
Preferred stock dividends (GAAP)	19,480	20,374
Core earnings	$128,076	$126,234

Core earnings per share:
Basic	$11.79	$11.66
Diluted	$11.69	$11.56
Weighted-average shares:
Basic	10,869	10,825
Diluted	10,968	10,924
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
(4)Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings.

Table 7

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands, except per share amounts)
GAAP - Basic EPS	$3.89	$4.74	$11.93	$12.20
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 13)	(0.09)	0.27	0.02	0.55
Gains/(losses) on hedging activities due to fair value changes	0.02	0.30	0.54	(0.17)
Unrealized gains on trading securities	0.01	0.16	—	0.19
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	(0.05)	(0.01)	(0.20)	0.10
Issuance costs on the retirement of preferred stock	(0.15)	—	(0.15)	—
Income tax effect related to reconciling items	0.02	(0.15)	(0.08)	(0.14)
Sub-total	(0.24)	0.57	0.14	0.54
Core Earnings - Basic EPS	$4.13	$4.17	$11.79	$11.66

Shares used in per share calculation (GAAP and Core Earnings)	10,883	10,839	10,869	10,825

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$3.86	$4.69	$11.82	$12.08
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 13)	(0.09)	0.27	0.02	0.54
Gains/(losses) on hedging activities due to fair value changes	0.02	0.29	0.53	(0.16)
Unrealized gains on trading securities	0.01	0.16	—	0.18
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	(0.05)	(0.01)	(0.20)	0.09
Issuance costs on the retirement of preferred stock	(0.15)	—	(0.15)	—
Income tax effect related to reconciling items	0.02	(0.15)	(0.08)	(0.14)
Sub-total	(0.24)	0.56	0.13	0.52
Core Earnings - Diluted EPS	$4.10	$4.13	$11.69	$11.56

Shares used in per share calculation (GAAP and Core Earnings)	10,966	10,938	10,968	10,924

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
5. The recognition of deferred issuance costs on the retirement of the Series C Preferred Stock in July 2024 has been excluded from core earnings because they are not frequently occurring transactions, nor are they indicative of future operating results. This is consistent with Farmer Mac's previous treatment of deferred issuance costs associated with the retirement of preferred stock.
The following sections provide more detail about specific components of Farmer Mac's results of operations.

Net Interest Income. The following table provides information about interest-earning assets and funding for the three and nine months ended September 30, 2024 and 2023. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis. Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly. The average balance of loans in consolidated trusts with beneficial interests owned by third parties (single-class) and for which Farmer Mac guarantees all classes of securities issued is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities. The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 8

	For the Three Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$6,492,807	$88,879	5.48%	$5,974,669	$79,947	5.35%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	22,932,539	309,208	5.39%	21,859,457	293,378	5.37%
Total interest-earning assets	29,425,346	398,087	5.41%	27,834,126	373,325	5.36%
Funding:
Notes payable due within one year	3,867,653	50,613	5.23%	3,212,217	38,704	4.82%
Notes payable due after one year(2)	23,673,268	261,748	4.42%	22,784,190	248,002	4.35%
Total interest-bearing liabilities(3)	27,540,921	312,361	4.54%	25,996,407	286,706	4.41%
Net non-interest-bearing funding	1,884,425	—		1,837,719	—
Total funding	29,425,346	312,361	4.25%	27,834,126	286,706	4.12%
Net interest income/yield prior to consolidation of certain trusts	29,425,346	85,726	1.17%	27,834,126	86,619	1.24%
Net effect of consolidated trusts(4)	884,929	1,065	0.48%	861,980	1,024	0.48%
Net interest income/yield	$30,310,275	$86,791	1.15%	$28,696,106	$87,643	1.22%
(1)Excludes interest income of $9.6 million and $8.5 million in third quarter 2024 and 2023, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $8.6 million and $7.5 million in third quarter 2024 and 2023, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(4)Includes the effect of consolidated trusts with beneficial interests owned by third parties (single-class).

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$6,322,303	$258,341	5.45%	$5,833,829	$209,429	4.79%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	23,001,393	920,887	5.34%	21,518,428	805,922	4.99%
Total interest-earning assets	29,323,696	1,179,228	5.36%	27,352,257	1,015,351	4.95%
Funding:
Notes payable due within one year	3,162,862	123,893	5.22%	3,463,479	115,557	4.45%
Notes payable due after one year(2)	24,216,950	798,324	4.40%	22,242,225	657,538	3.94%
Total interest-bearing liabilities(3)	27,379,812	922,217	4.49%	25,705,704	773,095	4.01%
Net non-interest-bearing funding	1,943,884	—		1,646,553	—
Total funding	29,323,696	922,217	4.19%	27,352,257	773,095	3.77%
Net interest income/yield prior to consolidation of certain trusts	29,323,696	257,011	1.17%	27,352,257	242,256	1.18%
Net effect of consolidated trusts(4)	881,774	3,488	0.53%	880,150	3,122	0.47%
Net interest income/yield	$30,205,470	$260,499	1.15%	$28,232,407	$245,378	1.16%
(1)Excludes interest income of $28.5 million and $25.6 million in the first nine months of 2024 and 2023, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $25.0 million and $22.4 million in the first nine months of 2024 and 2023, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
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

Table 9

	For the Nine Months Ended September 30, 2024 Compared to Same Period in 2023
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$30,462	$18,450	$48,912
Loans, Farmer Mac Guaranteed Securities and USDA Securities	57,509	57,456	114,965
Total	87,971	75,906	163,877
Expense from other interest-bearing liabilities	(1,213,392)	1,362,514	149,122
Change in net interest income prior to consolidation of certain trusts(1)	$1,301,363	$(1,286,608)	$14,755
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

Table 10

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$86,791	1.15%	$87,643	1.22%	$260,499	1.15%	$245,378	1.16%
Net effects of consolidated trusts	(1,065)	0.02%	(1,024)	0.02%	(3,488)	0.02%	(3,123)	0.02%
Expense related to undesignated financial derivatives	(858)	(0.01)%	(805)	(0.01)%	(1,379)	(0.01)%	(3,999)	(0.02)%
Amortization of premiums/discounts on assets consolidated at fair value	(24)	—%	(24)	—%	(72)	—%	(71)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	757	0.01%	844	0.01%	2,287	0.01%	2,448	0.01%
Fair value changes on fair value hedge relationships	(205)	(0.01)%	(3,210)	(0.04)%	(5,811)	(0.02)%	1,796	0.01%
Net effective spread	$85,396	1.16%	$83,424	1.20%	$252,036	1.15%	$242,429	1.18%

The $9.6 million year-over-year increase in net effective spread was primarily due to a $13.1 million increase from a shift in the composition of new business volume towards higher-yielding loans. This was partially offset by a $3.5 million increase in non-GAAP funding costs, which was primarily attributable to the widening of debt spreads that occurred in fourth quarter 2023 and increased our floating-rate funding costs. In percentage terms, the year-over-year decrease of 0.03% was primarily attributable to an increase in non-GAAP funding costs.

See Note 10 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three and nine month periods ended September 30, 2024 and 2023:

Table 11

	As of September 30, 2024			As of September 30, 2023
	Allowance for Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended
Beginning Balance	$16,924	$1,693	$18,617	$17,351	$1,705	$19,056
Provision for/(release of) losses	3,428	(170)	3,258	(136)	(45)	(181)
Charge-offs	—	—	—	—	—	—
Ending Balance	$20,352	$1,523	$21,875	$17,215	$1,660	$18,875

For the Nine Months Ended
Beginning Balance	$16,589	$1,711	$18,300	$15,731	$1,433	$17,164
Provision for/(release of) losses	7,806	(188)	7,618	1,484	227	1,711
Charge-offs	(4,043)	—	(4,043)	—	—	—
Ending Balance	$20,352	$1,523	$21,875	$17,215	$1,660	$18,875

See Notes 5 and 6 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

During third quarter 2024, we recorded a $3.3 million net provision to the total allowance for losses primarily as a result of one permanent planting borrower relationship, risk rating downgrades in Agricultural Finance, and new loan volume in Rural Infrastructure.

Guarantee and Commitment Fees. The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the three and nine months ended September 30, 2024 and 2023:

Table 12

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2024	September 30, 2023	$	%	September 30, 2024	September 30, 2023	$	%
	(dollars in thousands)
Contractual guarantee and commitment fees	$3,932	$3,794	$138	4%	$11,781	$11,195	$586	5%
Guarantee obligation amortization	1,383	847	536	63%	4,435	3,767	668	18%
Guarantee asset fair value changes	(1,300)	879	(2,179)	248%	(4,487)	(2,020)	(2,467)	122%
Guarantee and commitment fee income	$4,015	$5,520	$(1,505)	(27)%	$11,729	$12,942	$(1,213)	(9)%

Guarantee and commitment fees decreased for the three and nine months ended September 30, 2024 compared to 2023, which was due to a decrease in the fair value of our retained beneficial interest in our off-balance sheet securitization. As adjusted for the core earnings presentation, guarantee and commitment fees were $5.0 million and $15.2 million for the three and nine months ended September 30, 2024, respectively, compared to $4.8 million and $14.1 million for the three and nine months ended September 30, 2023, respectively.

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

(Losses)/gains on financial derivatives. The components of gains and losses on financial derivatives for the three and nine months ended September 30, 2024 and 2023 are summarized in the following table:

Table 13

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2024	September 30, 2023	$	%	September 30, 2024	September 30, 2023	$	%
	(dollars in thousands)
(Losses)/gains due to fair value changes	$(1,064)	$2,921	$(3,985)	(136)%	$260	$5,978	$(5,718)	(96)%
Accrual of contractual payments	(858)	(805)	(53)	7%	(1,379)	(3,999)	2,620	(66)%
(Losses)/gains due to terminations or net settlements	(12)	555	(567)	(102)%	(535)	2,784	(3,319)	(119)%
(Losses)/gains on financial derivatives	$(1,934)	$2,671	$(4,605)	(172)%	$(1,654)	$4,763	$(6,417)	(135)%

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

Operating Expenses. The components of operating expenses for the three and nine months ended
September 30, 2024 and 2023 are summarized in the following table:

Table 14

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2024	September 30, 2023	$	%	September 30, 2024	September 30, 2023	$	%
	(dollars in thousands)
Compensation and employee benefits	$15,237	$14,103	$1,134	8%	$48,334	$43,391	$4,943	11%
General and administrative	8,625	9,100	(475)	(5)%	25,784	26,047	(263)	(1)%
Regulatory fees	725	831	(106)	(13)%	2,175	2,497	(322)	(13)%
Total Operating Expenses	$24,587	$24,034	$553	2%	$76,293	$71,935	$4,358	6%

Compensation and Employee Benefits. The increase in compensation and employee benefits expenses for the three and nine months ended September 30, 2024 compared to 2023 was largely due to increased headcount and increased stock compensation expense.

General and Administrative Expenses (G&A). The decrease in G&A expenses for the three months and nine months ended September 30, 2024 compared to 2023 was primarily due to a decrease in consulting costs related to technology strategic initiatives because more of the costs were capitalized during the current year than in the prior-year period. One of those initiatives is a multi-

year effort to replace Farmer Mac's platform for securities trades and to implement a treasury management system. That initiative was substantially completed during fourth quarter 2024.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three and nine months ended September 30, 2024 and 2023:

Table 15

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2024	September 30, 2023	$	%	September 30, 2024	September 30, 2023	$	%
	(dollars in thousands)
Income tax expense	$12,421	$15,113	$(2,692)	(18)%	$39,034	$40,306	$(1,272)	(3)%
Effective tax rate	20.0%	20.6%		(0.6)%	20.6%	20.9%		(0.3)%

Business Volume.

The following table sets forth the net growth or decrease in Farmer Mac's lines of business for the three and nine months ended September 30, 2024 and 2023:

Table 16

Net New Business Volume
		For the Three Months Ended		For the Nine Months Ended
		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	On or Off Balance Sheet	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$114,441	$35,546	$119,810	$(162,932)
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	(28,873)	(17,146)	8,815	(55,001)
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	(14,042)	(8,180)	277,364	266,279
IO-FMGS(2)	On-balance sheet	(176)	(168)	(523)	(1,042)
USDA Securities	On-balance sheet	14,023	(13,456)	4,601	(77,472)
AgVantage Securities(1)	On-balance sheet	(460,000)	225,000	(860,000)	80,000
LTSPCs and unfunded loan commitments	Off-balance sheet	(40,004)	157,041	(232,623)	169,752
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(6,194)	(25,716)	(21,974)	(45,272)
Loans serviced for others	Off-balance sheet	6,698	(7,589)	(13,897)	558,731
Total Farm & Ranch		$(414,127)	$345,332	$(718,427)	$733,043
Corporate AgFinance:
Loans	On-balance sheet	$11,396	$35,874	$37,840	$57,524
AgVantage Securities(1)	On-balance sheet	(4,751)	15,050	65,997	23,573
Unfunded loan commitments	Off-balance sheet	19,242	9,626	44,964	56,702
Total Corporate AgFinance		$25,887	$60,550	$148,801	$137,799
Total Agricultural Finance		$(388,240)	$405,882	$(569,626)	$870,842
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$154,463	$29,170	$300,646	$222,944
AgVantage Securities(1)	On-balance sheet	(319,383)	476,028	(357,837)	573,386
LTSPCs and unfunded loan commitments	Off-balance sheet	43,588	1,205	16,609	(37,577)
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	—	—	—	(71)
Total Rural Utilities		$(121,332)	$506,403	$(40,582)	$758,682
Renewable Energy:
Loans	On-balance sheet	$249,654	$6,776	$547,946	$98,503
Unfunded loan commitments	Off-balance sheet	(30,118)	(4,102)	59,541	1,902
Total Renewable Energy		$219,536	$2,674	$607,487	$100,405
Total Rural Infrastructure Finance		$98,204	$509,077	$566,905	$859,087
Total		$(290,036)	$914,959	$(2,721)	$1,729,929
(1)Categories of Farmer Mac Guaranteed Securities.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Farmer Mac's outstanding business volume was $28.5 billion as of September 30, 2024, a net decrease of $0.3 billion from June 30, 2024 after taking into account all new business, maturities, sales, and paydowns on existing assets.

The $0.4 billion net decrease in Farm & Ranch during third quarter 2024 resulted from $1.2 billion of scheduled maturities and repayments, partially offset by $0.8 billion of new purchases, commitments, and guarantees. Included in the $0.8 billion is the purchase of $271.9 million of Farm & Ranch loans. Scheduled loan maturities and repayments in the aggregate amount of $157.4 million partially offset those purchases. Not included in these Farm & Ranch loan purchase results for third quarter 2024 is Farmer Mac's October 2024 purchase of a $122.1 million pool of loans from a single agricultural lender, which will be reflected in Farmer Mac's results for fourth quarter 2024.

During third quarter 2024, a total of $0.5 billion in Farm & Ranch AgVantage Securities matured without refinancing, which primarily reflected slower loan growth resulting in less liquidity needs from Farmer Mac's AgVantage counterparties.

The $25.9 million net increase in Corporate AgFinance during third quarter 2024 resulted from $307.3 million of new purchases and unfunded loan commitments, which was partially offset by $281.4 million of scheduled maturities, repayments, sales, and paydowns on revolving commitments.

The $0.1 billion net decrease in Rural Utilities during third quarter 2024 resulted from $701.2 million of scheduled maturities and repayments, partially offset by $579.9 million of new purchases, unfunded loan commitments, and guarantees.

The $0.2 billion net increase in Renewable Energy during third quarter 2024 primarily reflects $325.7 million in loan purchases and unfunded commitments, partially offset by $106.2 million in repayments. The net increase in Renewable Energy loan purchases and unfunded commitments primarily reflects the continued strong demand for renewable power generation and storage.

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

Farmer Mac purchased a total of $0.2 billion in Farm & Ranch loans during third quarter 2023, partially offset by $0.1 billion in repayments. The $0.1 billion net increase was primarily driven by strong borrower economics despite the continued higher interest rate environment.

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

The $0.5 billion net increase in Rural Utilities during third quarter 2023 resulted from $0.6 billion of new purchases, commitments, and guarantees, which was partially offset by $0.1 billion of scheduled maturities and repayments. Farmer Mac purchased a total of $500.0 million in AgVantage Securities, $43.5 million in telecommunications loans, and $47.0 million in electric distribution and generation and transmission loans. The $90.5 million in loan purchases was partially offset by $61.4 million in scheduled maturities and repayments. The net increase in loan purchases primarily reflected borrowers' normal course capital expenditures related to maintaining and upgrading utility infrastructure as well as investments in broadband infrastructure, and Farmer Mac's continued focus to support telecommunications investment in rural America.

The $2.7 million net increase in Renewable Energy during third quarter 2023 primarily reflects $17.4 million in loan purchases and unfunded commitments, partially offset by $14.7 million in repayments.

The level and composition of Farmer Mac’s outstanding business volume is based on the relationship between new business, loan sales, scheduled maturities, and repayments on existing assets from quarter to quarter. This relationship in turn depends on a variety of factors both internal and external to Farmer Mac. The external factors include general market forces, competition, and our counterparties’ liquidity needs, access to alternative funding, desired products, and assessment of strategic factors. The internal factors include our assessment of profitability, mission fulfillment, credit risk, and customer relationships. For more information about potential growth opportunities in Farmer Mac's lines of business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook" in this report.

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 17

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(dollars in thousands)
AgVantage securities	$663,145	$1,519,715	$1,349,345	$3,093,370
Loans securitized and held in consolidated trusts with beneficial interests owned by third parties (structured and single-class)	—	6,399	330,481	291,600
Total Farmer Mac Guaranteed Securities Issuances	$663,145	$1,526,114	$1,679,826	$3,384,970

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

During the three and nine months ended September 30, 2024 and 2023, Farmer Mac realized no gains or losses from the securitization of loans that it holds in consolidated trusts. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets.

During the three and nine months ended September 30, 2024 and 2023, Farmer Mac realized no gains or losses from the issuance of Farmer Mac Guaranteed USDA Securities or AgVantage Securities.

The following table sets forth information about outstanding volume in each of Farmer Mac's lines of business as of the dates indicated:

Table 18

Outstanding Business Volume
	On or Off Balance Sheet	As of September 30, 2024	As of December 31, 2023
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$5,253,260	$5,133,450
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	879,727	870,912
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	838,713	561,349
IO-FMGS(2)	On-balance sheet	8,886	9,409
USDA Securities	On-balance sheet	2,373,473	2,368,872
AgVantage Securities(1)	On-balance sheet	4,975,000	5,835,000
LTSPCs and unfunded loan commitments	Off-balance sheet	2,767,320	2,999,943
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	430,628	452,602
Loans serviced for others	Off-balance sheet	563,367	577,264
Total Farm & Ranch		$18,090,374	$18,808,801
Corporate AgFinance:
Loans	On-balance sheet	$1,297,563	$1,259,723
AgVantage Securities(1)	On-balance sheet	354,876	288,879
Unfunded loan commitments	Off-balance sheet	190,341	145,377
Total Corporate AgFinance		$1,842,780	$1,693,979
Total Agricultural Finance		$19,933,154	$20,502,780
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$3,395,123	$3,094,477
AgVantage Securities(1)	On-balance sheet	3,540,631	3,898,468
LTSPCs and unfunded loan commitments	Off-balance sheet	504,387	487,778
Total Rural Utilities		$7,440,141	$7,480,723
Renewable Energy:
Loans	On-balance sheet	$988,232	$440,286
Unfunded loan commitments	Off-balance sheet	106,776	47,235
Total Renewable Energy		$1,095,008	$487,521
Total Rural Infrastructure Finance		$8,535,149	$7,968,244
Total		$28,468,303	$28,471,024
(1)A type of Farmer Mac Guaranteed Security.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of September 30, 2024:

Table 19

Schedule of Principal Amortization as of September 30, 2024
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2024	$120,414	$95,580	$28,194	$244,188
2025	886,255	410,779	114,203	1,411,237
2026	675,783	359,107	115,917	1,150,807
2027	774,473	256,957	119,113	1,150,543
2028	948,502	236,026	118,048	1,302,576
Thereafter	9,247,191	2,450,121	2,068,880	13,766,192
Total	$12,652,618	$3,808,570	$2,564,355	$19,025,543

Of Farmer Mac's $28.5 billion outstanding principal balance of business volume as of September 30, 2024, $8.9 billion were AgVantage securities included in the Agricultural Finance and Rural Infrastructure Finance lines of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. Changes in quarterly AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product, scheduled maturity amounts for a particular quarter, the liquidity needs of Farmer Mac’s AgVantage counterparties, and changes in the pricing and availability of wholesale funding. Based on these factors, Farmer Mac expects its business volumes in AgVantage securities to continue to be volatile. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of September 30, 2024:

Table 20

AgVantage Balances by Year of Maturity
As of
September 30, 2024
(in thousands)
2024	$319,813
2025	2,058,125
2026	1,351,905
2027	1,086,033
2028	677,200
Thereafter(1)	3,377,431
Total	$8,870,507
(1)Includes various maturities ranging from 2029 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.7 years as of September 30, 2024.

Outlook

Business Outlook

Products and Portfolio
Farmer Mac serves a vital role in serving rural America by offering liquidity, capital, and risk management tools as a secondary market that help increase the accessibility of financing for American agriculture and rural infrastructure. The growth trajectory of Farmer Mac is closely tied to the capital and liquidity needs of the lending institutions serving agriculture and rural infrastructure businesses and the overall financial health of borrowers in these sectors. Given significant increases in market interest rates over the past two years and global and economic volatility, Farmer Mac's outstanding business volume was flat in third quarter 2024 versus third quarter 2023, but net effective spread increased by 4.0% year-to-date 2024 versus the same year-to-date period 2023. This year-over-year increase in net effective spread primarily reflects the diversification of Farmer Mac’s business model and the resiliency of the agriculture and rural infrastructure sectors.

Several factors continue to influence business volume growth dynamics. The rise in market interest rates that have persisted over the past few years has had a direct impact on Farmer Mac’s Farm & Ranch product interest rates, and there generally exists an inverse correlation between Farm & Ranch new loan purchase volumes and changes in Farm & Ranch product interest rates, with higher product interest rates slowing portfolio loan prepayments. In addition, a tightening agricultural economy is creating the need for additional liquidity and working capital needs for borrowers managing through this agricultural cycle. The net effect of these forces contributed to positive Farm & Ranch loan purchase portfolio growth in third quarter 2024. Future changes in monetary policy, sustained elevated product interest rates, and the financial health of borrowers are anticipated to influence the demand for Agricultural Finance mortgage loans and the pace of repayments. Farmer Mac experienced a decrease in wholesale finance volume during third quarter 2024, driven by slower market loan growth and a tightening of market credit spreads resulting in less liquidity and diversification needs from our counterparties. Future growth will be influenced by market interest rates and credit spreads, overall economic conditions and loan growth opportunities, and the relative value of Farmer Mac’s products versus the broader market. Corporate AgFinance loan purchases and unfunded commitments increased 9.6% in third quarter 2024 versus third quarter 2023. The Rural Infrastructure Finance segments showed significant business volume growth in third quarter 2024, increasing 14.6% to $8.5 billion in third quarter 2024 versus third quarter 2023. Business volume in Rural Infrastructure Finance was strong across most products and segments year-over-year, primarily driven by increased investment activity and additional financing for renewable energy projects in response to continued strong demand for renewable power generation and storage.

Opportunities for profitable future growth include Farmer Mac's potential role in alleviating liquidity, capital, and return-on-equity capital challenges faced by agricultural and rural infrastructure lenders. The suite of Farmer Mac's offerings encompasses loan and loan portfolio purchases, participations, guarantees, LTSPCs, wholesale funding, and securitizations. In October 2024, Farmer Mac purchased from a single agricultural lender a pool of Farm & Ranch loans with an aggregate outstanding principal balance of $122.1 million. Ongoing business and product development efforts continue to attract institutional investors and nontraditional lenders, resulting in the diversification of Farmer Mac's customer base and product set, potentially generating increased product demand from new sources. Farmer Mac’s improved loan servicing capabilities enhance our loan portfolio purchase value proposition, adding new product offerings to an increasingly diverse customer base.

Growing relationships with larger agriculture lenders, financial industry consolidation, interest rates and market volatility, as well as financial institutions' focus on capital efficiency and liquidity continue to provide increased opportunities for Farmer Mac, influencing the demand for loan purchases, risk management solutions, and wholesale funding. This growth may lead to an increase in the average transaction size within Farmer Mac’s lines of business. The financing needs arising from mergers, acquisitions, consolidation, and vertical integration in the agricultural and rural infrastructure industries present further opportunities for Farmer Mac’s loan purchase products and other financing solutions. And investments supporting consumer and food supply demand may increase financing needs in the food and agriculture supply chain, potentially requiring incremental capital support through the secondary market. Deepening relationships with eligible rural infrastructure counterparties are expected to continue to create opportunities to support fiber and broadband-related transactions, including significant market activity and investments in wholesale data centers as well as renewable energy projects.

Funding
Unlike depository institutions, Farmer Mac's funding strategies do not rely on deposits, allowing us to navigate beyond short-term liquidity disruptions and to take advantage of increased opportunities in a competitive lending environment. Our funding advantage over regional and national banks is also aided by the fact that our debt has a contractual term to maturity and that we have the ability to call our callable debt before its original maturity date when market conditions are beneficial to Farmer Mac. In contrast, depository institutions largely rely on demand deposit accounts in which the depositors hold the right to withdraw at any time. Because of these differences in funding strategies, certain economic disruptions may have a positive impact on Farmer Mac’s funding costs relative to the overall market. During third quarter 2024, we began to see some benefit from calling fixed-rate debt and may continue to see this benefit throughout the rest of 2024.

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

Operations
Farmer Mac expects continued increases in its operating expenses over the next several years as we continue to expand our investments in human capital, technology, and business infrastructure to increase capacity and efficiency as we seek to accommodate growth opportunities and achieve our long-term strategic objectives. Investments in infrastructure and funding platforms to support strategic objectives are expected to allow Farmer Mac to scale more efficiently with future portfolio and earnings growth. These investments will likely help improve product delivery and funding efficiency, potentially creating additional benefits for future growth. In September 2024, the Farm Credit Administration notified us that the amount of Farmer Mac's annual assessment for regulatory fees for the period October 1, 2024 through September 30, 2025 was $4.0 million.

Another focus of our infrastructure investments will be a continued effort to expand our servicing capabilities and to enhance the efficiency and effectiveness of processes associated with loan onboarding and servicing. Farmer Mac will continue to leverage technology enhancements and servicing standardization efforts to drive scalability and consistency. Technology enhancements are planned for the remainder of 2024 and into 2025 to continue to incorporate all Farmer Mac loan portfolios onto our servicing platform and to provide flexibility in accessing loan portfolio information, as well as streamlining operational workflows. During fourth quarter 2024, Farmer Mac substantially completed its multi-year effort to replace its platform for securities trades and to implement a treasury management system.

Agricultural Finance Industry Outlook

Farm Incomes
Overall farm incomes fell in 2023 and are forecast to have fallen again in 2024. According to the USDA, net cash farm income peaked at $210.1 billion in 2022, a new all-time high. The primary driver of profitability in 2022 was higher cash revenues, in contrast to 2019 and 2020, when elevated government support payments supported farm incomes. The USDA currently estimates that net cash farm income dropped 21% in 2023 and will decrease another 7% in 2024. Declines in crop producer revenues are being partially offset by lower expenses for protein producers in 2024 as sectors rotate through agricultural cycles. Still, the overall average farm income in 2024 would be 1% higher than the 10-year inflation-adjusted average if the USDA's projections are realized.

Commodity prices may see increased volatility in 2024 and 2025 due to a rebound in global supply levels. Annual grain crop prices remained under pressure in third quarter 2024. U.S. annual crops have benefited from favorable growing conditions across much of the U.S. Midwest this summer, raising the likelihood of above trend-line yields this year. Tree nut prices have faced similar pressure in recent years from rising production, including almonds and walnuts. Tree nut producers have reduced new plantings as a result, which, combined with robust exports this marketing year, has provided moderate support for prices. Within the livestock and animal protein sector, producers could see offsetting benefits from lower feed costs, particularly the cattle sector. Broadly speaking, farm expenses could also abate somewhat in 2024 and into 2025, with lower expected feed, fertilizer, and fuel costs partially offset by higher expected interest, labor, and rental rates. Demand for corn and soybean by-products could see a boost in late 2024 and into 2025 as renewable diesel and sustainable aviation fuel markets continue to mature.

Declining farm incomes can have multiple competing effects on loan performance and agricultural credit demand. Constraints on cash flow can cause loan delinquency rates to rise back to and surpass historical averages. This reversion is most likely in commodities experiencing negative market conditions like some grain and nut crops. Simultaneously, cash flow constraints can increase demand for debt capital to reorganize balance sheets and replace lost incomes. Farmer Mac believes its portfolio and market strategy to be sufficiently diversified by borrower, industry, and region to maintain robust portfolio performance through the current cycle and be positioned to support any expansion of the farm mortgage market that may arise in the coming quarters.

Land Values
Record-setting farm incomes in 2021 and 2022, combined with historically low interest rates in 2020 and 2021, drove a rapid rise in land values and a decrease in farm delinquencies and bankruptcies. Momentum for farmland values persisted throughout 2023 due to high levels of farm liquidity and a constrained supply of farmland for sale. Land values have slowed in some markets in 2024 due to higher interest rates and lower profitability in many agricultural sectors. Land value survey data from the USDA show a 5% increase in average farm real estate values from June 2023 to June 2024. Annual farm real estate value gains were highest in the Southeast (9.4%) and the Southern Plains (7.5%) and still strong but slowing in the Lake states (4.3%), the Corn Belt (3.7%), and the Southeast (2.4%).

Farmland value growth rates moderated in the first half of 2024 in the face of continued higher market interest rates. The Federal Reserve Bank of Chicago AgLetter reported a 2% gain in farmland values in the Seventh District (primarily Iowa, Indiana, Illinois, and Wisconsin) between July 2023 and July 2024. This was down from a 9% increase over the previous 12-month period and was the smallest increase in over three years. Data from the Federal Reserve Bank of Kansas City showed similar growth in land values in the Tenth District (primarily Kansas, Missouri, Nebraska, and Oklahoma) during that same period. Growth rates in land values could continue to moderate into 2025 due to compressing farm profitability and an elevated interest rate environment, particularly in states like California where there are multiple headwinds. Nationally, however, a general low supply of available farmland and persistent demand for the asset class across a wide variety of investors could help maintain balance in the farmland transaction markets.

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

Markets and Weather
Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. Some of the external market conditions that could adversely affect the farm and food sectors into 2025 include foreign trade and trade policy, supply chain disruptions, and weather and environmental conditions. The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand, making trade policy an important consideration for farms and food. The USDA projects that U.S. agriculture exports will drop to $169.5 billion in 2025, 2% lower than 2024 and down 14% relative to peak levels in 2022. Through August 2024, agricultural export values were roughly even in 2024 compared to 2023. One challenge for U.S. exports has been the value of the U.S. dollar relative to competing exporters of agricultural goods. Slower global growth could also be a headwind for consumer-oriented products like animal proteins, dairy, fruits, and nuts. Ukrainian corn and wheat export shipments continue to rebound and have approached pre-2022 levels in recent months. Looking ahead, economic and geopolitical uncertainties such as conflicts in Eastern Europe and the Middle East could lead to higher volatility for the U.S. dollar during the year.

Severe weather conditions and long-term environmental change continue to shape agricultural sectors. Through September 10, 2024, the U.S. had experienced 20 separate billion-dollar weather disasters in 2024, as tracked by the National Oceanic and Atmospheric Administration. Many of those events affected agriculture, including midwestern storms, flooding, western wildfires, excessive heat, and drought. Hurricanes Helene and Milton disrupted agricultural production in the Southeast, but Farmer Mac's portfolio had not experienced any material performance degradation as a result of those storms as of September 30, 2024. Federal crop insurance provides a strong mitigator against this risk, but farmers and ranchers face increasingly severe weather incidents.

Drought conditions, which were relatively sparse to start the year, increased modestly in intensity and prevalence in third quarter 2024. Persistent heat and drought conditions previously affected agricultural production regions in the western and midwestern parts of the United States in 2021 and 2022. However, there was a sizable improvement in conditions in 2023 for large portions of the West Coast. Notably, drought conditions in California remain largely absent in 2024 and reservoirs have returned to historical averages. As of October 15, 2024, 18% of the continental U.S. was classified as being in moderate to exceptional drought according to data from the National Center for Environmental Information, which is virtually unchanged from 17% at the end of 2023.

For loans in other areas that commonly experience exceptional drought (primarily in California), Farmer Mac's underwriting standards include an assessment of anticipated long-term water availability for the related property and how water availability impacts the collateral value and the borrower's liquidity position to mitigate that risk.

Agricultural Processing and Food Supply Chain
The production of food, feed, fiber, and biofuels has been economically viable in the past few years, but some factors have been changing in 2024 and could continue to change into 2025. Rising consumer inflation boosted the profitability of the food processing and supply chains in 2021 and 2022. Moderating consumer prices in 2023 and 2024 increased the volume of consumer spending but also limited the profit expansion of food and fiber businesses. Biofuels have gained demand due to low-carbon regulations in several states and incremental tax benefits for the production of renewable diesel and sustainable aviation fuel. A large number of planned biofuel projects and new facilities for 2024 and 2025 could provide support for raw materials such as corn and soybeans, but markets for these fuels are nascent and are expected to evolve rapidly in the coming quarters. A strong U.S. dollar, trade issues, and a high risk of global economic turmoil could pose challenges for these sectors in the last quarter of 2024 and into 2025. Nonetheless, consumer spending held steady in third quarter 2024, providing stable conditions for value-added food, feed, fiber, and biofuel consumption. Credit demand in these sectors could grow in the next few quarters if interest rate policy continues to moderate, inflation rises again, or economic uncertainty clears up.

Rural Infrastructure Finance Industry Outlook

Power and Energy
Economic conditions affecting rural power and electricity markets typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers have picked up again in 2024, with an annual increase in sales of 1.9% and an increase in revenue of 3.4%, respectively, in the last 12 months through July 2024 compared to July 2023. This increase was the result of higher residential and commercial electricity sales combined with slightly higher average prices paid for electricity relative to 2023. Higher energy input prices, such as natural gas and coal, became a headwind in 2022. After two years of increased prices and heightened volatility, oil and natural gas prices moderated throughout much of 2023 and 2024. Geopolitical uncertainty in the Middle East and Eastern Europe could increase energy price volatility, but power producers are generally able to pass higher input costs through to retail electricity prices as evidenced by higher retail electricity prices in 2022 and parts of 2023. Through September 30, 2024, Farmer Mac had not observed material degradation in the financial performance of its rural electric utilities portfolio, and that portfolio has never had a serious delinquency or default since its inception. Credit demand for electric cooperatives will likely be tied to ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure. These growth opportunities may be affected by the demand for electric power in rural areas, increased power demand from regional data centers, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Generally, these investments are expected to continue at, or above, historical levels based on the replacement and modernization of existing and new infrastructure.

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

Legislative and Regulatory Outlook

Farmer Mac continues to monitor potential legislative and regulatory changes that could affect Farmer Mac or its stakeholders, including:

•On November 16, 2023, President Biden signed a one-year extension of the 2018 farm bill, which lapsed on September 30, 2024. Avoiding a reversion to 1930s-era policy, which provides no price support for many key commodities that have enjoyed support for many years, would require Congress to enact another extension or a new farm bill by the end of the year. The farm bill is crucial for Farmer Mac's customers, supporting farmers' profitability, rural community vitality, and infrastructure modernization. Farmer Mac is seeking changes to its charter in the farm bill reauthorization to better support lenders serving rural areas. Any changes would require Congressional approval and the President's signature.

•The FCA's proposed 2024 regulatory agenda includes a proposed rulemaking to review Farmer Mac's regulatory capital framework, with rulemaking expected in May 2025. Farmer Mac's management team will continue to monitor and engage with this regulatory process as it develops.

•Two of the three members of the FCA board remain in holdover status, meaning their terms have expired. These board members will continue to serve in their roles until the President nominates and the Senate confirms their replacements. On May 2, 2024, President Biden nominated Marcus D. Graham to the FCA board to replace Glen Smith. Mr. Graham's nomination will require Senate confirmation by year-end, or the nomination will be returned to the President.

•Farmer Mac will monitor the effects of the fall elections on policies affecting Farmer Mac's business, including the expiration of key provisions of the Tax Cuts and Jobs Act at the end of 2025 and the suspension of the debt ceiling, which expires on January 1, 2025.

Balance Sheet Review

The following table summarizes Farmer Mac's balance sheet as of the periods indicated:

Table 21

	As of		Change
	September 30, 2024	December 31, 2023	$	%
	(in thousands)
Assets
Cash and cash equivalents	$842,056	$888,707	$(46,651)	(5)%
Investment securities	5,895,793	4,979,504	916,289	18%
Farmer Mac Guaranteed Securities	8,722,762	9,745,548	(1,022,786)	(10)%
USDA Securities	2,344,715	2,355,412	(10,697)	—%
Loans, net of allowance	10,649,530	9,607,531	1,041,999	11%
Loans held in trusts	1,717,803	1,431,818	285,985	20%
Other	442,562	515,862	(73,300)	(14)%
Total assets	$30,615,221	$29,524,382	$1,090,839	4%
Liabilities
Notes Payable	$27,129,456	$26,336,542	$792,914	3%
Debt securities of consolidated trusts held by third parties	1,616,513	1,351,069	265,444	20%
Other	406,908	424,908	(18,000)	(4)%
Total liabilities	$29,152,877	$28,112,519	$1,040,358	4%
Total equity	1,462,344	1,411,863	50,481	4%
Total liabilities and equity	$30,615,221	$29,524,382	$1,090,839	4%

Assets. The increase in total assets was primarily attributable to new loan volume, including those held in consolidated trusts, and a larger investment portfolio.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to fund the acquisition of loan volume, including those held in consolidated trusts.

Equity. The increase in total equity was primarily due to an increase in retained earnings and an increase in accumulated other comprehensive income, and was partially offset by the redemption of the Series C Preferred Stock.

Risk Management

Credit Risk – Loans and Guarantees.
Agricultural Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Agricultural Finance mortgage loans as of September 30, 2024 was $11.5 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For Corporate AgFinance loans, which are often larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for Agricultural Finance mortgage loans, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch" and "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance" in Farmer Mac's 2023 Annual Report.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. For Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, Farmer Mac's 90-day delinquencies as of September 30, 2024, were $144.4 million (1.26% of the Agricultural Finance mortgage loan portfolio to which Farmer Mac has direct credit exposure), compared to $62.1 million (0.54% of the Agricultural Finance mortgage loan portfolio) as of June 30, 2024 and $34.7 million (0.31% of the Agricultural Finance mortgage loan portfolio) as of December 31, 2023. Those 90-day delinquencies consisted of 84 delinquent loans as of September 30, 2024, compared to 34 delinquent loans as of June 30, 2024 and 23 delinquent loans as of December 31, 2023. The increase in the number of 90-day delinquencies was primarily driven by increased delinquencies in permanent plantings, crops, livestock, part-time farms, and agricultural storage and processing. The increase in loans 90 days or more delinquent as of September 30, 2024 compared to June 30, 2024 is consistent with the seasonal pattern of delinquencies with higher levels generally observed at the end of the first and third quarters and lower levels generally observed at the end of the second and fourth quarter of each year. This seasonal pattern results from the annual (January 1st) and semi-annual (January 1st and July 1st) payment dates on most Farm & Ranch loans. $37.6 million of the increase in 90-day delinquent loans was related to a single permanent planting borrower relationship. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of September 30, 2024. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Farmer Mac's 90-day delinquency rate as of September 30, 2024 was higher than Farmer Mac's historical average. In the near-term, our delinquency rate may continue to exceed our historical average due to the current agricultural cycle or changes in the general economy or unforeseen and idiosyncratic events like adverse weather events. Farmer Mac's average 90-day delinquency rate as a percentage of its Agricultural Finance mortgage loan portfolio over the last 15 years is approximately 1%. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure:

Table 22

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2024	$11,466,670	$144,407	1.26%
June 30, 2024	11,409,396	62,063	0.54%
March 31, 2024	11,184,817	76,825	0.69%
December 31, 2023	11,223,276	34,677	0.31%
September 30, 2023	11,014,678	42,443	0.39%
June 30, 2023	10,826,201	45,368	0.42%
March 31, 2023	10,680,419	70,646	0.66%
December 31, 2022	10,719,571	43,498	0.41%
September 30, 2022	10,508,549	44,232	0.42%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.51% of total outstanding business volume as of September 30, 2024, compared to 0.12% as of December 31, 2023 and 0.15% as of September 30, 2023.

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of September 30, 2024 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 23

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of September 30, 2024
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2014 and prior	7%	$809,032	$4,853	0.60%
2015	2%	271,083	789	0.29%
2016	4%	448,420	15,870	3.54%
2017	4%	490,005	9,319	1.90%
2018	5%	546,156	11,114	2.03%
2019	7%	756,933	27,038	3.57%
2020	16%	1,870,002	32,883	1.76%
2021	21%	2,453,110	5,437	0.22%
2022	14%	1,614,382	20,645	1.28%
2023	10%	1,116,477	16,459	1.28%
2024	10%	1,091,070	—	—%
Total	100%	$11,466,670	$144,407	1.26%
By geographic region(2):
Northwest	12%	$1,401,166	$8,820	0.63%
Southwest	30%	3,450,670	100,608	2.92%
Mid-North	27%	3,087,529	20,738	0.67%
Mid-South	17%	1,880,190	4,959	0.26%
Northeast	4%	501,024	5,840	1.17%
Southeast	10%	1,146,091	3,442	0.30%
Total	100%	$11,466,670	$144,407	1.26%
By commodity/collateral type:
Crops	49%	$5,655,747	$47,582	0.84%
Permanent plantings	22%	2,455,319	77,615	3.16%
Livestock	19%	2,160,936	12,393	0.57%
Part-time farm	4%	491,242	6,447	1.31%
Ag. Storage and Processing	6%	678,617	370	0.05%
Other	—%	24,809	—	—%
Total	100%	$11,466,670	$144,407	1.26%
By original loan-to-value ratio:
0.00% to 40.00%	17%	$1,955,737	$10,652	0.54%
40.01% to 50.00%	22%	2,506,566	34,758	1.39%
50.01% to 60.00%	34%	3,839,441	81,086	2.11%
60.01% to 70.00%	20%	2,321,014	16,981	0.73%
70.01% to 80.00%(3)	2%	248,887	930	0.37%
80.01% to 90.00%(3)	—%	27,181	—	—%
Enterprise Value(4)	5%	567,844	—	—%
Total	100%	$11,466,670	$144,407	1.26%
By size of borrower exposure(5):
Less than $1,000,000	26%	$2,953,846	$12,912	0.44%
$1,000,000 to $4,999,999	38%	4,413,490	59,934	1.36%
$5,000,000 to $9,999,999	15%	1,678,922	33,957	2.02%
$10,000,000 to $24,999,999	13%	1,497,383	—	—%
$25,000,000 and greater	8%	923,029	37,604	4.07%
Total	100%	$11,466,670	$144,407	1.26%
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Agricultural Finance mortgage loans is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of September 30, 2024, Farmer Mac's Agricultural Finance mortgage loans (to which it has direct credit exposure) comprising substandard assets were $377.9 million (3.3% of the portfolio), compared to $248.0 million (2.2% of the portfolio) as of June 30, 2024, and $186.0 million (1.7% of the portfolio) as of December 31, 2023. Those substandard assets comprised 302 loans as of September 30, 2024, 238 loans as of June 30, 2024, and 206 loans as of December 31, 2023.

The increase of $129.9 million in Agricultural Finance substandard assets during third quarter 2024 was primarily driven by credit downgrades in permanent plantings, crops, livestock, part-time farms and agricultural storage and processing. Agricultural Finance substandard assets increased as a percentage of our on- and off-balance sheet Agricultural Finance portfolios during third quarter 2024.

The percentage of Agricultural Finance substandard assets within the portfolio as of September 30, 2024 was below the historical average. Farmer Mac's average Agricultural Finance substandard assets as a percentage of its Agricultural Finance mortgage loans over the last 15 years is approximately 4%. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels on a sustained basis, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses would also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its Agricultural Finance portfolio, which Farmer Mac believes is adequately collateralized.

Within Agricultural Finance, Farmer Mac considers a Farm & Ranch loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards. As of September 30, 2024 and December 31, 2023, the average unpaid principal balances for Farm & Ranch loans outstanding and to which Farmer Mac has direct credit exposure was $801,000 and $804,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans purchased during third quarter 2024 was 52%, compared to 47% for loans purchased during third quarter 2023. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 52% as of both September 30, 2024 and December 31, 2023. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 54% and 56% as of September 30, 2024 and December 31, 2023, respectively.

The weighted-average current loan-to-value ratio (the loan to-value ratio based on original appraised value and current outstanding loan amount adjusted to reflect amortization) for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 45% and 47% as of September 30, 2024 and December 31, 2023, respectively.

The following table presents the current loan-to-value ratios for the Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, as disaggregated by internally assigned risk ratings:

Table 24

Agricultural Finance Mortgage Loans current loan-to-value ratio by internally assigned risk rating as of September 30, 2024
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio(1):
0.00% to 40.00%	$3,372,852	$83,810	$88,881	$3,545,543
40.01% to 50.00%	2,591,377	140,604	60,540	2,792,521
50.01% to 60.00%	2,652,469	112,990	120,684	2,886,143
60.01% to 70.00%	1,274,503	116,804	83,805	1,475,112
70.01% to 80.00%	134,260	32,928	5,566	172,754
80.01% and greater	14,196	1,802	10,754	26,752
Enterprise Value(2)	557,975	2,215	7,655	567,845
Total	$10,597,632	$491,153	$377,885	$11,466,670
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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of September 30, 2024 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 25

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of September 30, 2024
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2014 and prior	$19,836,069	$33,785	0.17%
2015	1,255,851	(516)	(0.04)%
2016	1,605,758	903	0.06%
2017	1,715,321	4,311	0.25%
2018	1,424,730	—	—%
2019	1,645,830	—	—%
2020	2,975,666	—	—%
2021	3,332,191	297	0.01%
2022	2,007,621	—	—%
2023	1,419,585	3,942	0.28%
2024	1,140,267	—	—%
Total	$38,358,889	$42,722	0.11%
By geographic region(1):
Northwest	$4,802,244	$12,094	0.25%
Southwest	12,720,516	12,484	0.10%
Mid-North	9,569,340	17,165	0.18%
Mid-South	5,517,040	(613)	(0.01)%
Northeast	2,017,934	620	0.03%
Southeast	3,731,815	972	0.03%
Total	$38,358,889	$42,722	0.11%
By commodity/collateral type:
Crops	$17,658,196	$3,790	0.02%
Permanent plantings	8,268,080	14,022	0.17%
Livestock	8,397,165	3,836	0.05%
Part-time farm	1,963,591	1,090	0.06%
Ag. Storage and Processing	1,838,933	19,984	1.09%
Other	232,924	—	—%
Total	$38,358,889	$42,722	0.11%
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

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 26

	As of September 30, 2024
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$694,516	$237,847	$319,044	$119,390	$29,239	$1,130	$1,401,166
	6.1%	2.0%	2.8%	1.0%	0.3%	—%	12.2%
Southwest	782,111	1,829,572	596,956	119,810	105,884	16,337	3,450,670
	6.8%	16.0%	5.2%	1.1%	0.9%	0.1%	30.1%
Mid-North	2,521,691	10,942	291,045	78,014	184,747	1,090	3,087,529
	22.0%	0.1%	2.5%	0.7%	1.6%	—%	26.9%
Mid-South	1,086,058	81,653	607,640	65,779	36,999	2,061	1,880,190
	9.5%	0.8%	5.3%	0.6%	0.3%	—%	16.5%
Northeast	196,526	45,606	70,323	47,521	141,048	—	501,024
	1.7%	0.4%	0.6%	0.4%	1.2%	—%	4.3%
Southeast	374,845	249,699	275,928	60,728	180,700	4,191	1,146,091
	3.3%	2.2%	2.4%	0.5%	1.6%	—%	10.0%
Total	$5,655,747	$2,455,319	$2,160,936	$491,242	$678,617	$24,809	$11,466,670
	49.4%	21.5%	18.8%	4.3%	5.9%	0.1%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 27

	As of September 30, 2024
	Agricultural Loans Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2014 and prior	$3,427	$9,783	$3,836	$1,066	$15,673	$33,785
2015	(540)	—	—	24	—	(516)
2016	903	—	—	—	—	903
2017	—	—	—	—	4,311	4,311
2018	—	—	—	—	—	—
2019	—	—	—	—	—	—
2020	—	—	—	—	—	—
2021	—	297	—	—	—	297
2022	—	—	—	—	—	—
2023	—	3,942	—	—	—	3,942
2024	—	—	—	—	—	—
Total	$3,790	$14,022	$3,836	$1,090	$19,984	$42,722

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

Rural Infrastructure Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Rural Infrastructure Finance loans held and loans underlying LTSPCs as of September 30, 2024 was $5.0 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Rural Infrastructure Finance loans, see "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac's 2023 Annual Report. As of September 30, 2024, there was one telecommunications loan classified as substandard, with an unpaid principal balance of $24.1 million. As of December 31, 2023, there was one telecommunications loan classified as substandard, with an unpaid principal balance of $29.4 million.

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

Table 28

	As of September 30, 2024
	Rural Infrastructure Finance portfolio by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$2,565,658	$—	$—	$2,565,658
Generation and Transmission Cooperative	688,146	—	—	688,146
Renewable Energy	1,081,617	13,391	—	1,095,008
Telecommunications	587,103	34,475	24,128	645,706
Rural Infrastructure Total	$4,922,524	$47,866	$24,128	$4,994,518

For more information about the credit quality of Farmer Mac's Rural Infrastructure Finance portfolio and the associated allowance for losses please refer to Notes 5 and 6 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business because of the USDA guarantee. As of September 30, 2024, Farmer Mac had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended September 30, 2024, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the Agricultural Finance mortgage loans (other than rural housing and part-time farm mortgage loans) and Rural Infrastructure Finance loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance," and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac’s 2023 Annual Report.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for material errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. In September 2024, Farmer Mac notified a field servicer of a breach of its servicing duties and the termination of the servicing relationship for two large borrower relationships effective October 1, 2024. That was Farmer Mac's only exercise of remedies or taking of formal action against any servicers during the previous three years ended September 30, 2024. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Servicing" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Lenders and Loan Servicing" in Farmer Mac’s 2023 Annual Report.

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

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. As a result, Farmer Mac has indirect credit exposure to the Agricultural Finance mortgage loans and Rural Infrastructure loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, Farmer Mac also typically requires that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower loan-to-value ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of September 30, 2024, Farmer Mac had not experienced any credit losses on any AgVantage securities over the life of the program. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Other Products – Agricultural Finance—AgVantage Securities" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Other Products – Rural Infrastructure Finance—AgVantage Securities" in Farmer Mac’s 2023 Annual Report.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Agricultural Finance line of business totaled $5.3 billion as of September 30, 2024 and $6.1 billion as of December 31, 2023. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Infrastructure Finance line of business totaled $3.5 billion as of September 30, 2024 and $3.9 billion as of December 31, 2023.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of September 30, 2024 and December 31, 2023:

Table 29

	As of September 30, 2024		As of December 31, 2023
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,540,631	100%	$3,898,468	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	2,275,000	105%	3,085,000	105%
Other(1)	1,004,876	100% to 125%	988,879	100% to 125%
Total outstanding	$8,870,507		$10,022,347
(1)Consists of AgVantage securities issued by 9 and 8 different issuers as of September 30, 2024 and December 31, 2023, respectively.

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

Credit Risk – Other Investments. As of September 30, 2024, Farmer Mac had $0.8 billion of cash and cash equivalents and $5.9 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which can be found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($148.7 million as of September 30, 2024). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($74.3 million as of September 30, 2024). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

Farmer Mac's $0.8 billion of cash and cash equivalents held as of September 30, 2024 mature within three months. As of September 30, 2024, $2.8 billion of the $5.9 billion of investment securities (47%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are funded with floating rate debt. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of September 30, 2024 and December 31, 2023 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 30

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of September 30, 2024	As of December 31, 2023
+100 basis points	(3.8)%	(3.6)%
-100 basis points	3.6%	2.9%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of September 30, 2024	As of December 31, 2023
+100 basis points	(1.3)%	—%
-100 basis points	1.2%	0.8%

As of September 30, 2024, Farmer Mac maintained a positive effective duration gap of 3.4 months, remaining consistent with the 3.4 months reported as of December 31, 2023. Since the end of 2023, the yield curve has steepened, with the yield-to-maturities of 2-year and 10-year U.S. Treasury Notes decreasing by approximately 61 and 10 basis points, respectively. This shift in rates shortened the duration of Farmer Mac's funded assets and liabilities, resulting in Farmer Mac's duration gap being stable.

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

As of September 30, 2024, Farmer Mac had $25.4 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to just over thirty years, of which $10.4 billion were pay-fixed interest rate swaps, $14.4 billion were receive-fixed interest rate swaps, and $0.7 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of undesignated financial derivatives are reported in "(Losses)/gains on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on floating rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both September 30, 2024 and December 31, 2023, Farmer Mac had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

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

As of September 30, 2024, Farmer Mac held $7.3 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as the Secured Overnight Financing Rate ("SOFR"). As of the same date, Farmer Mac also had $10.4 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily SOFR.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and repayments of AgVantage and investment securities. Farmer Mac regularly accesses the debt capital markets for funding, and Farmer Mac has maintained steady access to the debt capital markets throughout 2024. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of September 30, 2024, Farmer Mac had outstanding discount notes of $2.2 billion, medium-term notes that mature within one year of $7.7 billion, and medium-term notes that mature after one year of $17.2 billion.

Assuming continued access to the debt capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the debt capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 308 days of liquidity throughout third quarter 2024 and had 309 days of liquidity as of September 30, 2024.

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
•money market instruments;
•diversified investment funds;
•asset-backed securities;
•corporate debt securities; and
•mortgage-backed securities.

The following table presents these assets as of September 30, 2024 and December 31, 2023:

Table 31

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Cash and cash equivalents	$842,056	$888,707
Investment securities:
Guaranteed by U.S. Government and its agencies	1,597,112	1,249,568
Guaranteed by GSEs	4,270,616	3,704,037
Asset-backed securities	19,478	19,082
Total	$6,729,262	$5,861,394

The objectives of the investment portfolio as of September 30, 2024 and December 31, 2023 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity, to prepare for the possibility of future volatility in the debt capital markets, and to support program asset growth.

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of September 30, 2024, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with the FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of September 30, 2024 and December 31, 2023, Farmer Mac's Tier 1 capital ratio was 14.2% and 15.4%, respectively. As of September 30, 2024, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with the FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and the FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—

Capital Standards." See Note 8 to the consolidated financial statements for more information about Farmer Mac's capital position.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 32

New Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
September 30, 2024	$776,023	$307,325	$579,887	$325,743	$1,988,978
June 30, 2024	698,787	288,740	235,033	271,890	1,494,450
March 31, 2024	665,916	290,525	115,795	347,898	1,420,134
December 31, 2023	1,282,045	188,272	434,511	225,986	2,130,814
September 30, 2023	1,384,273	275,932	607,979	17,390	2,285,574
June 30, 2023	1,574,169	218,136	294,292	71,611	2,158,208
March 31, 2023	469,013	203,211	683,232	89,747	1,445,203
December 31, 2022	1,114,255	165,395	140,222	43,737	1,463,609
September 30, 2022	1,629,496	169,932	547,117	61,653	2,408,198

For the year ended:
December 31, 2023	$4,709,500	$885,551	$2,020,014	$404,734	$8,019,799
December 31, 2022	6,614,687	546,596	1,392,203	182,333	8,735,819

Table 33

Repayments of Assets
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$1,079,136	$239,596	$674,590	$106,207	$2,099,529
Unscheduled	117,538	41,842	26,629	—	186,009
September 30, 2024	$1,196,674	$281,438	$701,219	$106,207	$2,285,538

Scheduled	$752,473	$141,565	$78,299	$138,725	$1,111,062
Unscheduled	342,594	89,576	32,984	—	465,154
June 30, 2024	$1,095,067	$231,141	$111,283	$138,725	$1,576,216

Scheduled	$402,088	$118,885	$126,314	$93,112	$740,399
Unscheduled	150,903	99,325	32,481	—	282,709
March 31, 2024	$552,991	$218,210	$158,795	$93,112	$1,023,108

Scheduled	$827,122	$133,468	$53,614	$69,040	$1,083,244
Unscheduled	106,041	102,131	18,469	—	226,641
December 31, 2023	$933,163	$235,599	$72,083	$69,040	$1,309,885

Scheduled	$922,223	$110,383	$80,998	$14,716	$1,128,320
Unscheduled	108,960	104,999	20,578	—	234,537
September 30, 2023	$1,031,183	$215,382	$101,576	$14,716	$1,362,857

Scheduled	$1,050,480	$81,386	$558,944	$52,203	$1,743,013
Unscheduled	96,507	55,976	13,138	—	165,621
June 30, 2023	$1,146,987	$137,362	$572,082	$52,203	$1,908,634

Scheduled	$279,676	$78,482	$95,809	$11,424	$465,391
Unscheduled	231,288	128,254	57,354	—	416,896
March 31, 2023	$510,964	$206,736	$153,163	$11,424	$882,287

Scheduled	$447,976	$64,308	$75,671	$9,809	$597,764
Unscheduled	136,245	132,366	1,201	—	269,812
December 31, 2022	$584,221	$196,674	$76,872	$9,809	$867,576

Scheduled	$724,580	$38,018	$422,917	$13,429	$1,198,944
Unscheduled	296,763	64,439	—	—	361,202
September 30, 2022	$1,021,343	$102,457	$422,917	$13,429	$1,560,146

For the year ended:
Scheduled	$3,079,501	$403,719	$789,365	$147,383	$4,419,968
Unscheduled	542,796	391,360	109,539	—	1,043,695
December 31, 2023	$3,622,297	$795,079	$898,904	$147,383	$5,463,663

Scheduled	$3,822,704	$183,968	$924,428	$38,926	$4,970,026
Unscheduled	1,154,105	287,955	3,389	—	1,445,449
December 31, 2022	$4,976,809	$471,923	$927,817	$38,926	$6,415,475

Table 34

Outstanding Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
As of:
September 30, 2024	$18,090,374	$1,842,780	$7,440,141	$1,095,008	$28,468,303
June 30, 2024	18,504,501	1,816,893	7,561,473	875,472	28,758,339
March 31, 2024	18,900,906	1,766,294	7,437,723	742,307	28,847,230
December 31, 2023	18,808,801	1,693,979	7,480,723	487,521	28,471,024
September 30, 2023	18,461,835	1,741,306	7,118,295	330,575	27,652,011
June 30, 2023	18,116,503	1,680,756	6,611,892	327,901	26,737,052
March 31, 2023	17,685,961	1,599,982	6,889,682	308,493	26,484,118
December 31, 2022	17,728,792	1,603,507	6,359,613	230,170	25,922,082
September 30, 2022	17,199,347	1,634,786	6,296,263	196,242	25,326,638

Table 35

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
September 30, 2024	$14,328,691	$3,311,001	$6,265,792	$23,905,484
June 30, 2024	14,064,831	3,273,764	6,850,137	24,188,732
March 31, 2024	14,166,500	3,194,246	6,849,237	24,209,983
December 31, 2023	14,133,794	3,171,672	6,455,359	23,760,825
September 30, 2023	13,727,280	3,019,317	6,255,690	23,002,287
June 30, 2023	13,721,129	3,003,560	5,493,104	22,217,793
March 31, 2023	13,607,740	3,020,229	5,924,032	22,552,001
December 31, 2022	13,693,810	3,031,288	5,251,427	21,976,525
September 30, 2022	13,810,162	2,960,596	4,644,958	21,415,716

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 36

	Net Effective Spread(1)
	Agricultural Finance				Rural Infrastructure Finance				Treasury
	Farm & Ranch		Corporate AgFinance		Rural Utilities		Renewable Energy		Funding		Investments		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
September 30, 2024(2)	$35,755	1.05%	$6,397	1.56%	$7,579	0.44%	$3,810	1.78%	$30,912	0.42%	$943	0.05%	$85,396	1.16%
June 30, 2024	34,156	0.98%	7,866	1.91%	7,646	0.44%	2,999	1.86%	30,268	0.41%	661	0.04%	83,596	1.14%
March 31, 2024	32,843	0.95%	7,971	2.05%	7,232	0.42%	2,049	1.75%	32,474	0.45%	475	0.03%	83,044	1.14%
December 31, 2023	33,329	0.98%	8,382	2.06%	7,342	0.43%	1,540	1.69%	33,361	0.47%	597	0.04%	84,551	1.19%
September 30, 2023(2)	32,718	0.97%	8,250	2.05%	6,362	0.39%	1,150	1.46%	34,412	0.49%	532	0.04%	83,424	1.20%
June 30, 2023	34,388	1.03%	7,444	1.92%	5,808	0.38%	1,100	1.47%	32,498	0.48%	594	0.04%	81,832	1.20%
March 31, 2023	32,465	0.97%	7,148	1.94%	5,507	0.36%	858	1.53%	31,738	0.47%	(543)	(0.04)%	77,173	1.15%
December 31, 2022	32,770	0.98%	7,471	1.94%	4,960	0.34%	935	1.76%	27,656	0.42%	(2,689)	(0.19)%	71,103	1.07%
September 30, 2022	33,343	1.04%	7,600	1.99%	4,220	0.30%	705	1.97%	22,564	0.36%	(2,791)	(0.21)%	65,641	1.03%
(1)Farmer Mac excludes the Corporate segment in the presentation above because the segment does not have any interest-earning assets.
(2)See Note 10 to the consolidated financial statements for a reconciliation of GAAP net interest income by segment to net effective spread by segment for the three months ended September 30, 2024 and 2023.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 37

	Core Earnings by Quarter End
	September 2024	June 2024	March 2024	December 2023	September 2023	June 2023	March 2023	December 2022	September 2022
	(in thousands)
Revenues:
Net effective spread	$85,396	$83,596	$83,044	$84,551	$83,424	$81,832	$77,173	$71,103	$65,641
Guarantee and commitment fees	4,997	5,256	4,982	4,865	4,828	4,581	4,654	4,677	4,201
Gain on sale of investment securities	—	1,052	—	—	—	—	—	—	—
Loss on sale of mortgage loan	—	(1,147)	—	—	—	—	—	—	—
Other	1,133	481	1,077	767	1,056	409	1,067	390	473
Total revenues	91,526	89,238	89,103	90,183	89,308	86,822	82,894	76,170	70,315

Credit related expense/(income):
Provision for/(release of) losses	3,258	6,230	(1,870)	(575)	(181)	1,142	750	1,945	450
REO operating expenses	196	—	—	—	—	—	—	819	—
Total credit related expense/(income)	3,454	6,230	(1,870)	(575)	(181)	1,142	750	2,764	450

Operating expenses:
Compensation and employee benefits	15,237	14,840	18,257	15,523	14,103	13,937	15,351	12,105	11,648
General and administrative	8,625	8,904	8,255	8,916	9,100	9,420	7,527	8,055	6,919
Regulatory fees	725	725	725	725	831	831	835	832	812
Total operating expenses	24,587	24,469	27,237	25,164	24,034	24,188	23,713	20,992	19,379

Net earnings	63,485	58,539	63,736	65,594	65,455	61,492	58,431	52,414	50,486
Income tax expense	12,681	11,970	13,553	13,881	13,475	12,539	12,756	11,210	10,303
Preferred stock dividends	5,897	6,792	6,791	6,791	6,792	6,791	6,791	6,791	6,791
Core earnings	$44,907	$39,777	$43,392	$44,922	$45,188	$42,162	$38,884	$34,413	$33,392

Reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes	$(1,064)	$(359)	$1,683	$(836)	$2,921	$2,141	$916	$1,596	$6,441
Gains/(losses) on hedging activities due to fair value changes	205	2,604	3,002	(3,598)	3,210	(4,901)	(105)	(148)	(624)
Unrealized gains/(losses) on trading assets	99	(87)	(14)	(37)	1,714	(57)	359	31	(757)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	27	26	31	88	29	29	29	57	24
Net effects of terminations or net settlements on financial derivatives	(503)	(1,505)	(192)	(800)	(79)	583	523	1,268	(3,522)
Issuance costs on the retirement of preferred stock	(1,619)	—	—	—	—	—	—	—	—
Income tax effect related to reconciling items	260	(143)	(947)	1,089	(1,638)	464	(362)	(590)	(327)
Net income attributable to common stockholders	$42,312	$40,313	$46,955	$40,828	$51,345	$40,421	$40,244	$36,627	$34,627

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

Item 4.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.Legal Proceedings
None.

Item 1A.Risk Factors

Information about risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of Farmer Mac’s 2023 Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Farmer Mac is a federally chartered instrumentality of the United States whose debt and equity securities are exempt from registration under Section 3(a)(2) of the Securities Act of 1933. During third quarter 2024, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 433 shares of its Class C non-voting common stock in July 2024 to the eight directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $180.82 per share, which was the closing price of the Class C non-voting common stock on June 30, 2024 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

(b)     Not applicable.

(c)     None.

Item 3.Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Officer Trading Arrangements

None of Farmer Mac's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2024.

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
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		November 4, 2024
By:	Bradford T. Nordholm
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Aparna Ramesh		November 4, 2024
By:	Aparna Ramesh
Executive Vice President – Chief Financial Officer and Treasurer
(Principal Financial Officer)