Form 10-K
period 2024-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2025-02-21
CIK 845877

As filed with the Securities and Exchange Commission on February 21, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes         ☐                               No           ☒
The aggregate market value of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant was $1,754,045,827 as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing prices for the respective classes on June 30, 2024 reported by the New York Stock Exchange. For purposes of this information, the outstanding shares of Class A voting common stock and Class C non-voting common stock held by directors, executive officers, and significant stockholders of the registrant, as applicable, as of June 30, 2024 were deemed to be held by affiliates. The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.
As of February 7, 2025, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,360,484 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant's Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year to which this report relates.

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
•trends in portfolio credit quality, delinquencies, substandard assets, credit losses, and provisions for expected credit losses;
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
•legislative or regulatory developments that could affect Farmer Mac, its sources of business, or agricultural or infrastructure industries;
•fluctuations in the fair value of assets held by Farmer Mac and its subsidiaries;
•the level of lender interest in Farmer Mac's products and the secondary market provided by Farmer Mac;
•the general rate of growth in agricultural mortgage and infrastructure indebtedness;
•the effect of economic conditions stemming from disruptive global events or otherwise on agricultural mortgage or infrastructure lending, borrower repayment capacity, or collateral values, including inflation, fluctuations in interest rates, changes in U.S. trade policies, fluctuations in export demand for U.S. agricultural products and foreign currency exchange rates, supply chain disruptions, increases in input costs, labor availability, and volatility in commodity prices;
•the degree to which Farmer Mac is exposed to interest rate risk resulting from fluctuations in Farmer Mac's borrowing costs relative to market indexes;
•developments in the financial markets, including possible investor, analyst, and rating agency reactions to events involving government-sponsored enterprises, including Farmer Mac;
•the effects of the Federal Reserve’s efforts to achieve monetary policy normalization to respond to inflation and employment levels; and
•other factors that could hinder agricultural mortgage lending or borrower repayment capacity, including the effects of severe weather, flooding and drought, or fluctuations in agricultural real estate values.

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

PART I

Item 1.Business
GENERAL

Farmer Mac is a stockholder-owned, federally chartered corporation that combines private capital and public sponsorship to serve a public purpose. Congress has charged Farmer Mac, in its charter, with the mission of providing a secondary market for a variety of loans made to borrowers in rural America. A secondary market is an economic arrangement in which the owners of financial assets, such as the originators of loans, may sell all or part of those assets or pay a fee to offset some or all of the inherent risks of holding the assets. To fulfill Farmer Mac's mission to increase the accessibility of financing to provide vital liquidity for American agriculture and rural infrastructure, its secondary market activities include:

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

Farmer Mac funds its purchases of eligible loans and securities primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac also uses the proceeds of debt issuance to fund liquidity investments that must comply with policies adopted by Farmer Mac's board of directors and with FCA regulations, which establish limitations on asset class, dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investments provide an alternative source of funds should market conditions become unfavorable. As of December 31, 2024, Farmer Mac had $2.2 billion of discount notes and $25.4 billion of medium-term notes outstanding. For more information about Farmer Mac's eligible loans, securities, and liquidity investments, as well as its financial performance and sources of capital and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." For more information about Farmer Mac's debt issuance, see "Business—Financing—Debt Issuance."

Secondary Market

Farmer Mac's activities are intended to provide lenders with an efficient and competitive secondary market that enhances these lenders' ability to offer competitively-priced financing solutions to borrowers. This secondary market is designed to increase the accessibility of financing at competitive interest rates to America's rural communities and agricultural sectors, as well as to provide borrowers with the benefits of capital markets pricing and product innovation. The secondary market provided by Farmer Mac functions as a bridge between the public capital markets and the U.S. agricultural and rural credit markets to provide vital liquidity by attracting additional capital sources for financing rural America and agricultural borrowers.

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

Farmer Mac markets a mix of products to lenders who may need capital, liquidity, portfolio diversification, and/or access to a wide variety of loan products, including those with long-term fixed rates. As part of its outreach strategy, Farmer Mac engages with current and prospective lenders to identify how their use of Farmer Mac's secondary market could further support their origination efforts and drive efficient capital deployment to agricultural communities and rural America. Farmer Mac also provides wholesale funding for institutional investors in agricultural assets that qualify as eligible collateral under Farmer Mac's charter. For these potential issuers, Farmer Mac directs its outreach efforts through its business relationships within the agricultural community and through outreach to institutions whose profile may benefit from wholesale funding. Farmer Mac seeks to maximize the use of technology to support these business development efforts.

FARMER MAC'S LINES OF BUSINESS

Farmer Mac engages in a variety of secondary market activities across its two lines of business—Agricultural Finance and Infrastructure Finance. Within those two lines of business are five operating segments: Farm & Ranch, Corporate AgFinance, Power & Utilities, Broadband Infrastructure, and Renewable Energy, as shown in the table below:

	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy
Interest-earning assets
Loans	X	X	X	X	X
Loans held in securitization trusts (single-class)[1]	X
AgVantage Securities[1]	X	X	X
Interest-only portions of agricultural mortgage-backed securities ("IO")[1]	X
USDA Securities	X
Products and services that earn fee income
LTSPCs	X		X
Unfunded loan commitments	X	X	X	X	X
Structured securitization transactions[1]	X
Loan servicing	X
Other Farmer Mac Guaranteed Securities[1]	X
1 These categories comprise "Farmer Mac Guaranteed Securities."

The loans (and interests in those loans) eligible for Farmer Mac's secondary market activities in each of Farmer Mac's lines of business include:
•mortgage loans secured by first liens on real estate used in agricultural production or processing, including part-time farms and rural housing loans, as well as agricultural and rural development loans guaranteed by the United States Department of Agriculture ("USDA") in the Agricultural Finance line of business; and
•loans by lenders organized as cooperatives to finance electrification and telecommunications systems and renewable energy providers or projects in rural areas in the Infrastructure Finance line of business.

As of December 31, 2024, the total outstanding business volume in Farmer Mac's two lines of business (Agricultural Finance and Infrastructure Finance) was $29.5 billion. The following table presents the outstanding balances under Farmer Mac's two lines of business as of December 31, 2024 and 2023:

Lines of Business - Outstanding Business Volume
	On or Off Balance Sheet	As of December 31, 2024	As of December 31, 2023
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$5,414,732	$5,133,450
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	885,295	870,912
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	1,152,988	561,349
IO-FMGS(2)	On-balance sheet	8,710	9,409
USDA Securities	On-balance sheet	2,402,423	2,368,872
AgVantage Securities(1)	On-balance sheet	4,720,000	5,835,000
LTSPCs and unfunded loan commitments	Off-balance sheet	3,070,554	2,999,943
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	426,310	452,602
Loans serviced for others	Off-balance sheet	525,956	577,264
Total Farm & Ranch		$18,606,968	$18,808,801
Corporate AgFinance:
Loans	On-balance sheet	$1,381,674	$1,259,723
AgVantage Securities(1)	On-balance sheet	280,297	288,879
Unfunded loan commitments	Off-balance sheet	225,734	145,377
Total Corporate AgFinance		$1,887,705	$1,693,979
Total Agricultural Finance		$20,494,673	$20,502,780
Infrastructure Finance:
Power & Utilities:
Loans	On-balance sheet	$2,886,576	$2,616,359
AgVantage Securities(1)	On-balance sheet	3,521,143	3,898,468
LTSPCs and unfunded loan commitments	Off-balance sheet	401,647	464,743
Total Power & Utilities		$6,809,366	$6,979,570
Broadband Infrastructure:
Loans	On-balance sheet	$622,207	$478,118
Unfunded loan commitments	Off-balance sheet	180,259	23,035
Total Broadband Infrastructure		$802,466	$501,153
Renewable Energy:
Loans	On-balance sheet	$1,265,700	$440,286
Unfunded loan commitments	Off-balance sheet	150,825	47,235
Total Renewable Energy		$1,416,525	$487,521
Total Infrastructure Finance		$9,028,357	$7,968,244
Total		$29,523,030	$28,471,024
(1)A type of Farmer Mac Guaranteed Security.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Farmer Mac conducts its business within two lines of business that consist of seven operating segments: Farm & Ranch, Corporate AgFinance, Power & Utilities, Broadband Infrastructure, Renewable Energy, Funding, and Investments. Prior to fourth quarter 2024 the Power & Utilities segment was reported as the Rural Utilities segment that also included the financial results of Broadband Infrastructure loans. Starting in fourth quarter 2024, Farmer Mac renamed the Rural Utilities segment as Power & Utilities and separately reported the results of Broadband Infrastructure. All prior period information has been recast to reflect this new alignment of Farmer Mac's operating segments. For more financial information about Farmer Mac's reportable operating segments, see Note 2(q) and Note 14 to the consolidated financial statements. The following sections describe Farmer Mac's activities under the Agricultural Finance and Infrastructure Finance lines of business.

Agricultural Finance

The operations and financial results of the Farm & Ranch and Corporate AgFinance segments are within our Agricultural Finance line of business. The Farm & Ranch segment includes the financial results of the USDA Securities portfolio and Farm & Ranch loans and AgVantage securities. The Corporate AgFinance segment includes loans and AgVantage securities to larger and more complex farming operations, agribusinesses focused on food and fiber processing, and other supply chain production.

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

Farmer Mac's charter authorizes a maximum loan size (adjusted annually for inflation) for an eligible Agricultural Finance mortgage loan secured by more than 2,000 acres of agricultural real estate. That maximum loan size was $17.4 million as of December 31, 2024. The charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Agricultural Finance mortgage loan secured by 2,000 acres or less of agricultural real estate. However, an internal policy approved by Farmer Mac's board of directors limits the cumulative direct credit exposure to any one borrower or group of related borrowers on loans secured by 2,000 acres or less of agricultural real estate to 10% of Farmer Mac's Tier 1 capital ($150.1 million as of December 31, 2024). For Agricultural Finance mortgage loans, eligible agricultural real estate consists of one or more parcels of land, which may be improved by permanently affixed buildings or other structures, that (i) is used for the production of one or more agricultural commodities or products and (ii) either consists of a minimum of five acres or generates minimum annual receipts of $5,000.

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

USDA Securities are exempted from the credit underwriting, collateral valuation, documentation, and other standards that other loans must meet to be eligible for the secondary market provided by Farmer Mac and are exempted from any diversification and internal credit enhancement that may be required of pools of other eligible loans. Prior to 2024, Farmer Mac purchased nearly all of its USDA Securities through Farmer Mac II LLC, a subsidiary of Farmer Mac that had operated substantially all of the business related to Farmer Mac's USDA Securities since 2010. Beginning in January 2024, Farmer Mac resumed its direct purchase of USDA Securities, leaving the Farmer Mac II LLC subsidiary's portfolio in a "run-off" mode with no new USDA Securities being purchased in the subsidiary's name.

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

Corporate AgFinance loan borrowers tend to be larger and more complex operations than Farm & Ranch loan borrowers (generally loan sizes more than $10 million) and typically are agribusinesses focused on agriculture production, food and fiber processing, and other supply chain production. The underwriting for loans to agribusinesses typically relies upon enterprise value, meaning the debt is generally secured by all business assets and common stock (in addition to first lien mortgages) of the borrower and the value of the borrowing entity depends on its ability to generate recurring positive cash flow. Enterprise value is the estimated value of the borrower as a going concern, which is estimated using one or more valuation techniques such as: discounted cash flow, cash flow multiples, asset liquidation, or other valuation techniques. Thus, Corporate AgFinance loans often have a different credit risk profile than Farm & Ranch loans. Farmer Mac has implemented methodologies and parameters to help assess credit risk and has established specific underwriting criteria for Corporate AgFinance loans based on the sector, borrower construct, and transaction complexity. Due to the larger loan sizes and different credit risk profiles, Farmer Mac thoroughly analyzes each prospective Corporate AgFinance loan, including assessing the borrower's leverage, cash flows, liquidity, revenue and margin trends, as well as evaluating the borrower's suppliers, customers, market share, and competition. Any underlying weaknesses are assessed and analyzed in conjunction with any compensating strengths. Corporate AgFinance loans also typically require ongoing monitoring of reporting requirements and financial and non-financial covenants. Farmer Mac relies on the experience of internal underwriters with the expertise to analyze large, complex farming operations and agribusiness loans, along with collateral valuation contractors, and legal counsel to perform the necessary diligence to assess the overall credit risk and loan structures of these transactions. Farmer Mac has developed business operating processes and skill sets to source, underwrite, close, and service Corporate AgFinance loans. Those processes and skill sets are different than those required for Farm & Ranch loans and, accordingly, have a higher operating expense profile than for Farm & Ranch loans.

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

For AgVantage securities that are secured by eligible Agricultural Finance mortgage loans, Farmer Mac requires that the loans meet the minimum standards set forth in the charter for those types of loans with a maximum limit of $75.0 million in cumulative exposure to any one borrower or related borrowers on the loans pledged as collateral by an AgVantage issuer.

Purchase Commitments and Guarantees

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

From time to time, Farmer Mac issues and guarantees securities backed by USDA Securities that it has purchased and has also guaranteed securities issued by Farmer Mac II LLC backed by USDA Securities that it has purchased. Farmer Mac II LLC does not guarantee any USDA Securities it holds or any Farmer Mac Guaranteed USDA Securities issued by Farmer Mac or Farmer Mac II LLC.

Infrastructure Finance

The Power & Utilities, Broadband Infrastructure, and Renewable Energy segments are within our Infrastructure Finance line of business through the provision in Farmer Mac's charter that authorizes the purchase of, and guarantee of securities backed by, loans for electric (including renewable electric energy) or telecommunications facilities by lenders organized as cooperatives to borrowers that have received or are eligible to receive loans under the Rural Electrification Act of 1936 ("REA"). The REA is administered by the Rural Utilities Service ("RUS"), an agency of the USDA.

The Power & Utilities segment includes loans to rural electric generation and transmission cooperatives and distribution cooperatives (referred to as "Power & Utilities loans"), as well as AgVantage securities secured by those types of loans. Farmer Mac refers to eligible loans to telecommunications facilities included in the Broadband Infrastructure segment (e.g., for rural fiber, cable/broadband, tower, wireless, local exchange carrier, and data center projects) as "Broadband Infrastructure loans." Prior to fourth quarter 2024, the financial results of all Broadband Infrastructure loans were included within the Rural Utilities segment (renamed as the Power & Utilities segment starting in fourth quarter 2024). Farmer Mac refers to the eligible loans to rural electric solar and wind energy projects and renewable gas projects included in the Renewable Energy segment as "Renewable Energy loans."

Farmer Mac's Infrastructure Finance line of business encompasses purchases of Power & Utilities, Broadband Infrastructure, and Renewable Energy loans and guarantees of securities backed by those loans, as well as LTSPCs for pools of eligible Power & Utilities loans. The vast majority of Farmer Mac's business to date under the Infrastructure Finance line of business has involved Power & Utilities loans made to electric facilities (primarily electric distribution cooperatives and electric generation and transmission cooperatives).

Underwriting and Collateral Standards

Farmer Mac's charter does not specify minimum underwriting criteria for eligible Power & Utilities, Broadband Infrastructure, or Renewable Energy loans. To manage Farmer Mac's credit risk, to mitigate the risk of loss from borrower defaults, and to provide guidance for the management, administration, and conduct of underwriting to participants in the Infrastructure Finance line of business, Farmer Mac has adopted credit underwriting standards that vary by loan product and by loan type. These standards are based on industry practices for similar Power & Utilities, Broadband Infrastructure, or Renewable Energy loans and are designed to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac.

For Power & Utilities loans, Farmer Mac reviews lenders' credit submissions and analyzes borrowers' audited financial statements and financial and operating reports to confirm that loans meet Farmer Mac's underwriting standards for Power & Utilities loans. It is customary with these loans for the lender or lender group to take a security interest in substantially all of the borrower's assets. When Farmer Mac purchases a Power & Utilities loan with a pledge of all assets and a lender also has a lien on all assets, Farmer Mac verifies that a lien accommodation will result in either a shared first lien or a first lien in favor of Farmer Mac. When debt indentures are used, Farmer Mac determines if available collateral is adequate to support the loan program and Farmer Mac's investment. Farmer Mac also purchases unsecured Power & Utilities loans (primarily electric generation and transmission loans) that meet Farmer Mac's underwriting standards for unsecured Power & Utilities loans.

Broadband Infrastructure loans tend to be larger operations focused on providing communication and data services to rural areas, including fiber, cable/broadband, tower, wireless, local exchange carrier, and data centers. The underwriting for Broadband Infrastructure loans typically relies on enterprise value, meaning that the value of the borrowing entity depends on its ability to generate recurring positive cash flow. The debt is generally secured by all business assets and common stock of the borrower; however, on occasion Farmer Mac purchases unsecured debt of the highest quality borrowers. Enterprise value is the estimated value of the borrower as a going concern, which is estimated using one or more valuation techniques such as: discounted cash flow, cash flow multiples, asset liquidation, or other valuation techniques. Farmer Mac has implemented methodologies and parameters to help assess credit risk and has established specific underwriting criteria for Broadband Infrastructure loans based on the sector, borrower construct, and transaction complexity. Due to the larger loan sizes and different credit risk profiles, Farmer Mac thoroughly analyzes each prospective Broadband Infrastructure loan, including assessing the borrower's leverage, cash flows, liquidity, revenue, and margin trends, as well as evaluating the borrower's capital expenditures, customer/subscriber growth, market share, and competition. Any underlying weaknesses are assessed and analyzed in conjunction with any compensating strengths. Broadband Infrastructure loans also typically require ongoing monitoring of reporting requirements and financial and non-financial covenants. Farmer Mac relies on the experience of internal underwriters with the expertise to analyze Broadband Infrastructure loans and engages legal counsel to perform the necessary diligence to assess the overall credit risk and loan structures of these transactions.

For Renewable Energy loans, Farmer Mac has direct credit exposure to the related standalone renewable energy project. These projects are typically financed on a non-recourse or limited recourse basis and underwritten on a projection basis with significant reliance placed on assumptions used in each project’s analysis. Farmer Mac has implemented methodologies and parameters to assess credit risk and has established specific underwriting criteria based on the project and transaction construct and complexity. Farmer Mac thoroughly analyzes each prospective Renewable Energy loan. Farmer Mac performs quantitative assessments typically focused on projected debt service requirements, term and amortization review, interest rate sensitivity, and collateral analysis. Farmer Mac also performs qualitative assessments typically focused on the project sponsor's credentials and experience, off-take (cash flow) considerations, and concentration and other market considerations. Farmer Mac also typically reviews the project contracts and agreements for each Renewable Energy loan. Renewable Energy loans are typically secured by a first lien on the borrower's project assets, an assignment of the project contracts and agreements, a land or leasehold interest, and in certain cases, a pledge of the equity interests in the borrower entity. Farmer Mac's enforcement rights in any collateral securing a Renewable Energy loan may be subject to tax equity interests in the borrower's renewable energy project.

Lenders and Loan Servicing

Farmer Mac's charter requires loans in Farmer Mac's Infrastructure Finance line of business to involve a lender organized as a cooperative. Farmer Mac does not directly service the Power & Utilities, Broadband Infrastructure, or Renewable Energy loans held in its portfolio. Typically, these loans are serviced by the lender or other organization designated by Farmer Mac that has experience in servicing loans to utilities and renewable energy providers and in the context of project finance, as applicable.

Other Products - Infrastructure Finance

AgVantage Securities

Farmer Mac's portfolio of AgVantage securities in its Infrastructure Finance line of business includes securities issued by cooperative lenders that are secured by pools of Power & Utilities loans. For these AgVantage securities, Farmer Mac requires:

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

Although Farmer Mac has only indirect credit exposure on the Power & Utilities loans pledged to secure AgVantage securities, the same underwriting standards that apply to loans made to Power & Utilities borrowers on which Farmer Mac assumes direct credit exposure also apply to loans made to Power & Utilities borrowers that secure the AgVantage securities. Farmer Mac's charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Power & Utilities loan, but Farmer Mac's current limit for AgVantage transactions is $75.0 million for cumulative loan exposure to any one borrower or related borrowers (with the amount of any direct exposure of Farmer Mac to a borrower not counting towards the $75.0 million limit).

COMPETITION

Farmer Mac is the only federally-chartered corporation established to provide a secondary market for agricultural mortgage loans, infrastructure loans, and USDA Securities, but faces competition from other entities that purchase, retain, securitize, or provide financing for the types of assets eligible for Farmer Mac's secondary market activities. These entities include commercial and investment banks, insurance companies, other FCS institutions, financial funds, and certain government programs. Farmer Mac also competes indirectly with originators of eligible loans that would prefer to retain the loans they originate rather than sell them into the secondary market. Farmer Mac is able to compete to acquire eligible loans due to the variety of products it offers and its ability to offer competitive funding structures and pricing to its customers. This enables Farmer Mac to provide flexible financing options and products designed to meet the varied needs of lending institutions related to capital requirements, liquidity, credit risk, and management of sector and geographic concentrations and borrower exposure limits. The relative competitiveness of Farmer Mac's loan rates and Farmer Mac's ability to develop business with lending institutions are affected by many factors, including:

•the overall supply of capital available to agricultural and infrastructure borrowers;
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

•Class B voting common stock. The charter restricts ownership of Farmer Mac's Class B voting common stock to FCS institutions and also provides that five members of Farmer Mac's 15-

member board of directors are elected by a plurality of the votes of the Class B stockholders each year. The charter contains no restrictions on the maximum number or percentage of outstanding shares of Class B voting common stock that any one holder may own, and Farmer Mac is not aware of any regulation applicable to FCS institutions that requires a minimum investment in its Class B voting common stock or that prescribes a maximum amount. Farmer Mac's Class B voting common stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other quotation system, and Farmer Mac is not aware of any publicly available quotations or prices for this class of common stock.

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

The dividend and liquidation rights of all three classes of Farmer Mac's common stock are the same. Dividends may be paid on Farmer Mac's common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and the payment of dividends on any outstanding preferred stock issued by Farmer Mac. Upon liquidation, dissolution, or winding up of the business of Farmer Mac, after payment and provision for payment of outstanding debt of Farmer Mac, the holders of shares of Farmer Mac's currently outstanding 5.700% Non-Cumulative Preferred Stock, Series D ("Series D Preferred Stock"), 5.750% Non-Cumulative Preferred Stock, Series E ("Series E Preferred Stock"), 5.250% Non-Cumulative Preferred Stock, Series F ("Series F Preferred Stock"), 4.875% Non-Cumulative Preferred Stock, Series G ("Series G Preferred Stock"), and any other preferred stock then outstanding, would be paid at par value out of assets available for distribution, plus all declared and unpaid dividends, before the holders of shares of common stock received any payment. See also "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities" for more information about Farmer Mac's common stock, and "Business—Financing—Equity Issuance" for more information about Farmer Mac's common stock and preferred stock.

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

HUMAN CAPITAL

As of December 31, 2024, Farmer Mac employed 191 people, with 18 new employees hired during the year resulting in a net increase of 6 employees (3.24%) compared to year-end 2023. Farmer Mac primarily employs full-time employees to meet its business needs as it grows and evolves while supplementing human capital needs with part-time employees (including interns) and independent contractors and consultants as needed.

Farmer Mac has experienced a geographic evolution in its workforce since 2020 and now employs personnel in 26 states across the United States. As of December 31, 2024, 91 full-time employees were located in the Washington, D.C. area, 30 full-time employees were located in the Johnston, Iowa area, and 70 full-time employees worked on a fully remote basis in other parts of the United States.

Workplace Culture

Farmer Mac remains committed to optimizing how and where people work. Our new flexible office space and "Presence With Purpose" hybrid model have enhanced employee engagement. Our innovative office and hybrid work approach, which are grounded in the three core principles of community, collaboration, and communication, empowers managers and leaders to consider their unique team circumstances and determine an appropriate cadence for purposeful in-person presence. We introduced "Collaboration Tuesday" to serve as a foundation for these workplace connection opportunities. This has allowed leadership to leverage the collaborative benefits that cannot be fully replicated remotely while still being flexible with the unique needs of each team and employee. To ensure continuity in regular communication, Farmer Mac has continued to reinforce employees' access to secure digital meeting platforms, and its senior executive team has continued to lead regular meetings of all employees to share pertinent information on Farmer Mac's business and operations and to provide a forum for discussing issues. In 2024, Farmer Mac was awarded the USA Today Top Workplaces national award, Washington Post Top Workplaces, and a Top Workplaces industry award in financial services. Farmer Mac also received eight Top Workplaces USA cultural excellence awards in 2024 in the categories of innovation, employee appreciation, leadership, compensation & benefits, employee well-being, and professional development, appreciation, purpose & values, and work-life flexibility.

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

Talent Acquisition and Development

Farmer Mac is committed to the professional and career development of all employees. "Farmer Mac LEARN" is Farmer Mac's strategic learning and development program that is designed to provide a comprehensive suite of learning and development services to maximize the learning effectiveness in the business. Farmer Mac LEARN is deployed in a blended learning fashion and is structured around six strategic LEARN Academies to enable effective learning and career development. The LEARN Academies include:

•New Hire Academy
•Skills Academy
•Leadership Academy
•Business Academy
•Ethics & Compliance Academy
•IT and Cybersecurity Academy

Each Academy is structured around learning paths aligned to each employee’s professional level, role, and career trajectory. A core focus for 2024 was the deployment of the Farmer Mac LEARN Leadership Academy across the organization. All Farmer Mac employees have started the Leadership Academy journey within a cohort structure that will span four phases of leadership development. Farmer Mac continues to invest in digital learning platforms to support the learning needs of the employees and business, while also leveraging internal subject matter expertise to elevate learning offerings. Farmer Mac also continues to offer an education assistance plan for employees with at least one year of full-time employment.

As part of its workforce strategy, Farmer Mac has deployed an early career strategy to further establish a talent pipeline for the future. The early career strategy includes a robust internship program and the Farmer Mac Associate program that will be piloted in 2025. These early career talent pipelines are developed through partnership with academic institutions, community organizations, and business partners. Farmer Mac also places strategic focus on succession planning. Detailed succession plans are crafted in partnership with key leaders in the business to identify and develop high potential leaders to promote career readiness for expanded responsibilities and roles in Farmer Mac.

Farmer Mac experienced a 6.8% turnover rate in 2024 compared to 6.4% in 2023.

Philanthropy

Farmer Mac's mission to serve agricultural and rural communities, as well as philanthropic activities undertaken in support of its mission, provide Farmer Mac an advantage in its effort to attract and retain talent. Farmer Mac's philanthropic philosophy centers on supporting agriculture and rural communities and supporting the next generation of farmers and ranchers and financial professionals.

Code of Business Conduct and Ethics

Farmer Mac's onboarding program includes a mandatory compliance session for every new hire and contract consultant within their first week. All employees also take annual training on and recertification of Farmer Mac's Code of Business Conduct and Ethics, which encompasses the following core principles: (1) promoting a safe workplace and a respectful and inclusive culture, (2) conducting business lawfully, fairly, and objectively, (3) communicating responsibly and protecting information, (4) conducting business diligently and being a good corporate citizen, and (5) how to report actual or suspected misconduct. Farmer Mac's Code of Business Conduct and Ethics was refreshed in May 2024 while maintaining this principles-based approach. Farmer Mac's Code of Business Conduct and Ethics is available at www.farmermac.com and is not incorporated by reference into this report.

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

Farmer Mac's charter requires Farmer Mac to maintain in its accounts a portion of the guarantee fees it receives from its guarantee activities as a reserve against losses. As of December 31, 2024, this reserve against losses arising from Farmer Mac's guarantee activities was $138.7 million. Farmer Mac calculates the amount of this statutorily required reserve against losses arising from its guarantee activities based on the credit risk component of guarantee fees received on all securities it guarantees, including AgVantage securities. This amount does not represent expected credit losses and does not directly relate to either the allowance for loan losses or the reserve for losses in Farmer Mac's consolidated balance sheets. Rather, this is the amount of capital that must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion that Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations. That borrowing authority is not intended to be a routine funding source and has never been used. For a more detailed discussion of Farmer Mac's borrowing authority from the U.S. Treasury, see "Business—Farmer Mac's Authority to Borrow from the U.S. Treasury."

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

As of December 31, 2024, the following shares of Farmer Mac common stock were outstanding:

•1,030,780 shares of Class A voting common stock;
•500,301 shares of Class B voting common stock; and
•9,360,083 shares of Class C non-voting common stock.

Except for the period from March 16, 2020 to March 10, 2021, Farmer Mac has had a common stock repurchase program in place since third quarter 2015. In February 2023, Farmer Mac's board of directors extended the expiration date of the repurchase program to February 2025 on the same terms and with a remaining authorization of up to $9.8 million in stock repurchases. Farmer Mac's board of directors is expected to extend the expiration date of the program to February 2027 at an upcoming board meeting. As of December 31, 2024, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

The following table presents the dividends declared on Farmer Mac's common stock during and after 2024:

Date Dividend Declared	Per Share Amount	For Holders Of Record As Of	Date Paid
February 21, 2024	$1.40	March 15, 2024	March 28, 2024
May 15, 2024	$1.40	June 14, 2024	June 28, 2024
August 7, 2024	$1.40	September 16, 2024	September 30, 2024
November 6, 2024	$1.40	December 16, 2024	December 31, 2024
February 20, 2025	$1.50	March 14, 2025	*
*  The dividend declared on February 20, 2025 is scheduled to be paid on March 31, 2025.

Farmer Mac's ability to declare and pay common stock dividends could be restricted if it were to fail to comply with applicable capital requirements. See Note 9 to the consolidated financial statements and "Business—Government Regulation of Farmer Mac—Capital Standards."

Preferred Stock

No ownership restrictions apply to any preferred stock issued by Farmer Mac, and those securities are freely transferable. As of December 31, 2024, the following shares of Farmer Mac preferred stock were outstanding:

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

The Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, and Series G Preferred Stock (collectively, "Outstanding Preferred Stock") each has a par value of $25.00 per share and an initial liquidation preference of $25.00 per share. Since each of their respective issuances, Farmer Mac has not issued any more shares of any series of Outstanding Preferred Stock. Each series of Outstanding Preferred Stock ranks senior to Farmer Mac's outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock, and any other common stock of Farmer Mac issues in the future.

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

The Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, and Series G Preferred Stock rank equally with each other and will rank equally with any other class or series of stock Farmer Mac may issue in the future of equal priority as to dividends and upon liquidation. Farmer Mac has the right, but not the obligation, to redeem some or all of the issued and outstanding shares of Series D Preferred Stock on and after July 17, 2024, the Series E Preferred Stock on and after July 17, 2025, the Series F Preferred Stock on and after October 17, 2025, and the Series G Preferred Stock on and any time after July 17, 2026, all at a price equal to the then-applicable liquidation preference. Any redemption date for the Series D, Series E, Series F, or Series G Preferred Stock must be a scheduled quarterly dividend payment date. The Outstanding Preferred Stock is considered Tier 1 capital for Farmer Mac. For more information on Farmer Mac's capital requirements, see "Business—Government Regulation of Farmer Mac—Capital Standards."

The following table presents the dividends declared and paid on Series C Preferred Stock during and after 2024:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 21, 2024	$0.3750	January 18, 2024	April 17, 2024	April 17, 2024
May 15, 2024	$0.3750	April 18, 2024	July 17, 2024	July 17, 2024

The following table presents the dividends declared and paid on Series D Preferred Stock during and after 2024:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 21, 2024	$0.35625	January 18, 2024	April 17, 2024	April 17, 2024
May 15, 2024	$0.35625	April 18, 2024	July 17, 2024	July 17, 2024
August 7, 2024	$0.35625	July 18, 2024	October 17, 2024	October 17, 2024
November 6, 2024	$0.35625	October 18, 2024	January 17, 2025	January 17, 2025
February 20, 2025	$0.35625	January 18, 2025	April 17, 2025	*
* The dividend declared on February 20, 2025 is scheduled to be paid on April 17, 2025.

The following table presents the dividends declared and paid on Series E Preferred Stock during and after 2024:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 21, 2024	$0.359375	January 18, 2024	April 17, 2024	April 17, 2024
May 15, 2024	$0.359375	April 18, 2024	July 17, 2024	July 17, 2024
August 7, 2024	$0.359375	July 18, 2024	October 17, 2024	October 17, 2024
November 6, 2024	$0.359375	October 18, 2024	January 17, 2025	January 17, 2025
February 20, 2025	$0.359375	January 18, 2025	April 17, 2025	*
* The dividend declared on February 20, 2025 is scheduled to be paid on April 17, 2025.

The following table presents the dividends declared and paid on Series F Preferred Stock during and after 2024:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 21, 2024	$0.3281250	January 18, 2024	April 17, 2024	April 17, 2024
May 15, 2024	$0.3281250	April 18, 2024	July 17, 2024	July 17, 2024
August 7, 2024	$0.3281250	July 18, 2024	October 17, 2024	October 17, 2024
November 6, 2024	$0.3281250	October 18, 2024	January 17, 2025	January 17, 2025
February 20, 2025	$0.3281250	January 18, 2025	April 17, 2025	*
* The dividend declared on February 20, 2025 is scheduled to be paid on April 17, 2025.

The following table presents the dividends declared and paid on Series G Preferred Stock during and after 2024:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 21, 2024	$0.3046875	January 18, 2024	April 17, 2024	April 17, 2024
May 15, 2024	$0.3046875	April 18, 2024	July 17, 2024	July 17, 2024
August 7, 2024	$0.3046875	July 18, 2024	October 17, 2024	October 17, 2024
November 6, 2024	$0.3046875	October 18, 2024	January 17, 2025	January 17, 2025
February 20, 2025	$0.3046875	January 18, 2025	April 17, 2025	*
* The dividend declared on February 20, 2025 is scheduled to be paid on April 17, 2025.

FARMER MAC'S AUTHORITY TO BORROW FROM THE U.S. TREASURY

Farmer Mac is authorized to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Farmer Mac's charter provides that the U.S. Treasury is required to purchase Farmer Mac's debt obligations up to the authorized limit if Farmer Mac certifies that:

•a portion of the guarantee fees assessed by Farmer Mac has been set aside as a reserve against losses arising out of Farmer Mac's guarantee activities in an amount determined by Farmer Mac's board of directors to be necessary and such reserve has been exhausted (that amount was
$138.7 million as of December 31, 2024); and
•the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations.

Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. Farmer Mac would be required to repurchase any of its debt obligations held by the U.S. Treasury within a "reasonable time." As of December 31, 2024, Farmer Mac had not used this borrowing authority and does not expect to use this borrowing authority in the future.

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

The risk-based capital stress test then adds an additional 30% to the resulting capital requirement for management and operational risk. Farmer Mac's risk-based capital requirement as of December 31, 2024 was $175.1 million, and Farmer Mac's regulatory capital of $1.5 billion exceeded that amount by approximately $1.4 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.

Enforcement Levels. Farmer Mac's charter directs FCA to classify Farmer Mac within one of four enforcement levels to determine compliance with the capital standards established by Farmer Mac's charter. As of December 31, 2024, Farmer Mac was classified as within level I – the highest compliance level.

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

Capital Adequacy Requirements. Under FCA's rule on capital planning, Farmer Mac must develop and submit to OSMO for approval annually a plan for capital that considers the sources and uses of Farmer Mac's capital, addresses capital projections under stress scenarios, assesses Farmer Mac's overall capital adequacy, and incorporates a Farmer Mac board-approved policy on capital adequacy. In accordance with this regulation, Farmer Mac's board of directors oversees a policy that requires Farmer Mac to maintain an adequate level of "Tier 1" capital, consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to "non-program" investments that are not included in the Agricultural Finance and Infrastructure Finance lines of business. Under this policy, Farmer Mac must maintain at all times a Tier 1 capital ratio of at least 7.0% of risk-weighted assets, calculated using an advanced internal ratings based asset risk weighting regime that is consistent with current Basel-based principles.

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

These distribution restrictions would remain for so long as the Tier 1 capital conservation buffer remains at or below the minimum level of 2.5%, and Farmer Mac's board of directors may consider other factors, such as earnings presented in accordance with generally accepted accounting principles in the United States ("GAAP") and other regulatory requirements, in determining whether to restrict capital distributions, including dividends and bonus payments. As of December 31, 2024, Farmer Mac's Tier 1 capital ratio was 14.2%. The calculation of Farmer Mac's Tier 1 capital ratio does not include certain interest rate risk components of the risk weighting of assets, which reflects the fact that Farmer Mac pursues an approach to funding its assets with liabilities of similar duration and convexity characteristics and therefore does not bear material interest rate risk in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for more information on Farmer Mac's Tier 1 capital ratio.

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

Item 1A.Risk Factors

Farmer Mac's business activities, financial performance, and results of operations are, by their nature, subject to risks and uncertainties, including those related to the agricultural industry, infrastructure industries, access to the capital markets, the political and regulatory environment, the level of prevailing interest rates, and overall market conditions. The following risk factors should be considered along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, including the risks and uncertainties described in the "Forward-Looking Statements" section. Because new risk factors likely will emerge from time to time, management can neither predict all potential risk factors nor assess the effects of those factors on Farmer Mac's business, operating results, and financial condition or how much any factor, or combination of factors, may affect Farmer Mac's actual results and financial condition. If any of the following risks materialize, Farmer Mac's business, financial condition, or results of operations could be materially and adversely affected. Farmer Mac undertakes no obligation to update or revise this risk factor discussion, unless required by applicable law.

Credit and Counterparty Risk

Economic stress caused by disruptive global events, such as geopolitical instability, and natural or human-caused disasters, may materially and adversely affect Farmer Mac's business, operations, operating results, financial condition, liquidity, or capital levels and may heighten other risk factors in this report.

In a tightly-linked global economy, recent or continuing disruptive global events have contributed and may continue to contribute to economic stress on America’s agricultural producers and infrastructure by disrupting or transforming markets, systems, or resources that America’s farmers, ranchers, and rural service providers rely on to remain profitable. This includes supply chain disruptions that prevent producers from accessing critical resources or that inhibit exports, inflationary effects that put downward pressure on demand for agricultural products or that may increase production expenses, and higher interest rates that may increase the risk that Farmer Mac’s borrowers may default on their loans. Depending on the severity and frequency of these types of disruptive events, as well as the capability of governments and global markets to effectively mitigate the resulting negative effects, a prolonged period of economic stress, including a broader economic downturn or recession, could ensue from these events, which could increase stress on Farmer Mac’s borrowers and their ability to remain profitable and make payments on their loans.

Farmer Mac assumes the ultimate credit risk of borrower defaults on its agricultural mortgage and infrastructure loan assets, and Farmer Mac's earnings, which come from net interest income, guarantee fees, and commitment fees on those assets, depend significantly on their performance. Widespread and sustained repayment shortfalls on loans in Farmer Mac's portfolio could result in losses, particularly if the value of the available collateral does not cover Farmer Mac's exposure, and could materially and adversely affect Farmer Mac’s business, operations, operating results, financial condition, liquidity, or capital levels. The occurrence of these disruptive events and resulting negative economic effects may also heighten other risk factors described in this report.

Weather-related events or other natural or environmental disasters could have a material adverse effect on Farmer Mac’s business, operating results, or financial condition.

In addition to the general risks posed by adverse weather conditions, Farmer Mac’s exposure to credit risk and the market value of loan collateral is potentially subject to risks associated with farmers and ranchers facing increasing, as well as increasingly-severe, weather incidents. The U.S. experienced 27 separate billion-dollar weather disasters in 2024, surpassed only by the 28 billion-dollar weather disasters in 2023, both of which significantly exceeded the previous high set in 2020 (which had 22 billion-dollar weather disasters) as the highest level in the more than 40 years tracked by the National Oceanic and Atmospheric Administration ("NOAA"). Many climatologists predict increases in average temperatures, more extreme temperatures, and increases in volatile weather over time. These physical changes may prompt changes in regulations or consumer preferences, which in turn could have negative consequences for the business models of borrowers, such as increasing costs, reducing the value of assets, and increasing operating expenses. At the end of 2024, approximately 70% of the United States is classified as experiencing some level of drought or dryness according to the National Drought Mitigation Center, USDA, and NOAA. The effects of severe weather events could make some agricultural properties less suitable for farming or for other alternative uses. Extended periods of drought and dryness can reduce agricultural productivity, cause lasting damage to permanent crops like fruit and tree nuts, and result in producers leaving some fields fallow due to lack of water. These and other effects of severe weather could have an adverse impact on farming operations and the value of loan collateral, which could have a material adverse effect on Farmer Mac’s business, operating results, or financial condition.

Political and other external factors outside of Farmer Mac's or borrowers' control may impair borrowers' profitability and ability to repay their loans in Farmer Mac's portfolio, which could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

Potential shifts in U.S. trade policies, tax policies, environmental regulations, and immigration laws with the change in U.S. political leadership could result in significant impacts on agricultural producers and the broader agricultural sector, as well as the infrastructure sector. These changes could lead to both favorable and unfavorable conditions, influencing trade dynamics, the strength of the U.S. dollar, labor costs and availability, and regulatory frameworks. Infrastructure borrowers (particularly those involved in renewable energy projects) may experience delays in completing current projects or future investments in renewable energy and battery storage projects as well as deployment of fiber and broadband infrastructure in rural areas. The agricultural and infrastructure sectors may experience varying degrees of disruption and adaptation in response to these evolving policies, and these changes could increase the uncertainty and volatility of profitability in the agriculture and infrastructure sectors in the near-term.

Other external factors beyond Farmer Mac's or borrowers' control could impair borrowers' profitability, such as volatility in demand for agricultural products or electricity in rural areas; variability in borrowers' input costs; increased competition among producers due to oversupply or available alternatives; and adverse changes in interest rates and land values. Any of these factors could put downward pressure on the value and profitability of a farming, agribusiness, or rural utilities operation, which could then inhibit the related borrower's repayment capacity on one or more loans that Farmer Mac may have from that borrower in its portfolio. A significant number of defaults, or a single default from a large borrower exposure, stemming from one or more of these factors could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

A decline in the value of collateral securing loans in Farmer Mac's portfolio or a decline in the value of Farmer Mac's borrowers could increase the probability of loss in the event of default, which could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

Farmer Mac's credit risk may increase due to a decline in the collateral values securing the loans in Farmer Mac's portfolio. Specialized or highly improved collateral, such as storage and processing facilities, permanent plantings, rural utilities, broadband, and renewable energy facilities, increase the risk of undercollateralization in a default scenario because producers requiring specialized or highly improved collateral are generally less able to adapt their operations or switch functional production when faced with adverse conditions. Highly improved properties also face higher risk of loss in a default scenario, as the pool of potential purchasers in a sale or foreclosure action may be smaller for a highly improved property than for a property that is adaptable to multiple uses. If a borrower defaults and Farmer Mac forecloses on a loan secured by property that is specialized or highly improved, Farmer Mac has experienced, and may in the future experience, losses if the value of the property has dropped significantly since origination or if there is a limited pool of potential purchasers willing to purchase the property at the price necessary for Farmer Mac to recoup its investment. Farmer Mac's credit risk may also increase due to a decline in the enterprise value of borrowers whose loans have been underwritten based on the estimated value of the borrower as a going concern. External market factors outside of the borrower's control may cause stress in the related industry, such as decrease in market demand, disruptions in supply chain, geopolitical or regulatory action, or increased market competition. A borrower's management decisions, such as poorly executed acquisitions or growth strategies or inability to adapt to changing market conditions, may also adversely affect that borrower's ability to repay its loan. In these scenarios, the borrower may experience downward pressure on cash flows and liquidity, which not only may contribute to an increased risk of default, but also could decrease the borrower's enterprise value. Farmer Mac has incurred, and may in the future incur, losses if the value of the collateral securing a loan or the enterprise value of a borrower is less than the outstanding principal balance of Farmer Mac's loan at the time of foreclosure or sale, liquidation, or other disposition of the business. If losses caused by declines in collateral value or borrower enterprise value occur across a large number of loans, or across loans with large principal balances in the aggregate, this could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

Concentrations in Farmer Mac's loan or investment portfolios, or to one or more borrowers or counterparties, may increase Farmer Mac's exposure to credit risk, which could materially and adversely affect its business, operating results, and financial condition.

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

Farmer Mac's exposure to credit risk may also increase due to concentrated exposure to a particular borrower or counterparty. Farmer Mac’s portfolio consists of loans varying in size and by borrower, including large exposures ($25 million or more) to individual borrowers. The default of any one of these borrowers could negatively affect Farmer Mac's financial condition. Farmer Mac also has concentrated exposures to individual business counterparties on AgVantage securities, which are general obligations of institutional counterparties secured by eligible loans held by the issuing institution. Although AgVantage securities are collateralized by eligible loans in a principal amount equal to or greater than the principal amount of the securities outstanding, Farmer Mac could suffer losses if the market value of the loan collateral declines and the counterparty defaults. Taking possession of the loan collateral upon a default by the AgVantage counterparty could also result in higher current expected credit losses for Farmer Mac's loans held on balance sheet, as well as increased capital requirements. As of December 31, 2024, $7.6 billion of the $8.5 billion of AgVantage securities outstanding had been issued by three counterparties. A default by any of these counterparties could have a significant adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac's exposure to credit risk may also increase due to concentrated exposure to one or more investment types or counterparties in the investment portfolio Farmer Mac maintains for liquidity. This investment portfolio consists primarily of cash and cash equivalents, U.S. Treasury securities, investment securities guaranteed by U.S. Government agencies and GSEs, and asset-backed securities backed primarily by U.S. Government-guaranteed loans. Farmer Mac regularly reviews concentration limits to ensure that its investments are appropriately diversified and comply with policies approved by Farmer Mac's board of directors and with applicable FCA regulations, but Farmer Mac is still exposed to credit risk from issuers of the investment securities it holds, particularly to issuers to whom Farmer Mac may have a higher concentration of exposure relative to the rest of Farmer Mac's investment portfolio. For example, as of December 31, 2024, Farmer Mac held at fair value $4.3 billion of investment securities guaranteed by GSEs. A default by multiple issuers of investment securities held by Farmer Mac or by a single issuer of investment securities in which Farmer Mac is more heavily concentrated could have an adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac Guaranteed Securities and LTSPCs expose Farmer Mac to significant contingent liabilities, and Farmer Mac's ability to fulfill its obligations under its guarantees and LTSPCs may be limited.

Farmer Mac's guarantee and purchase commitment obligations to third parties, including LTSPCs and securities guaranteed by Farmer Mac, are obligations of Farmer Mac only and are not backed by the full faith and credit of the United States, FCA, or any other agency or instrumentality of the United States other than Farmer Mac. As of December 31, 2024, Farmer Mac had $4.5 billion of contingent liabilities related to LTSPCs and securities issued to third parties and guaranteed by Farmer Mac, which represents Farmer Mac's exposure if all loans underlying these LTSPCs and guarantees defaulted and Farmer Mac recovered no value from the related collateral. If this were to occur, the funds available for payment on these guarantees and LTSPCs could be substantially less than the aggregate amount of the corresponding liabilities. As of December 31, 2024, Farmer Mac held cash, cash equivalents, and other investment securities with a fair value of $7.0 billion that could be used as a source of funds for payment on its obligations, including its guarantee and LTSPC obligations. Although Farmer Mac believes that it remains well-collateralized on the assets underlying its guarantee and LTSPC obligations to third parties and that the estimated probable losses for these obligations remain low relative to the amount available for payment of claims on these obligations, Farmer Mac's total contingent liabilities for these obligations could exceed the amount it may have available for payment of Farmer Mac's obligations, including claims on Farmer Mac's contingent obligations. See "Management's Discussion and Analysis—Risk Management—Credit Risk – Loans and Guarantees" for more information on Farmer Mac's management of credit risk.

Farmer Mac is exposed to counterparty risk on both its cleared and non-cleared swaps transactions that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac uses interest rate swap contracts and hedging arrangements to manage its interest rate risk. Farmer Mac clears a significant portion of its interest rate swaps through a swap clearinghouse and uses the services of a futures commission merchant to post and receive mark-to-market margin amounts. Farmer Mac also transacts non-cleared (bilateral) derivative contracts directly with swap counterparties and posts and receives collateral to secure the market value of those contracts. A failure of any of these counterparties could cause intra-day disruption for Farmer Mac's swap operations if the failure were to prompt a termination of all or part of Farmer Mac's swap positions or if Farmer Mac were unable to quickly access margin or collateral amounts. These conditions could be exacerbated in volatile market conditions, in which the market could move against Farmer Mac's position before Farmer Mac had time to reposition its swaps. These events could have a negative effect on Farmer Mac's operations and liquidity and could expose Farmer Mac to more interest rate risk, which could materially and adversely affect its business, operating results, and financial condition. As of December 31, 2024, the aggregate notional balance of Farmer Mac's cleared swaps was $19.1 billion, and the aggregate notional balance of Farmer Mac's non-cleared swaps was $5.7 billion.

Strategic and Business Risk

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
•reduced demand for agricultural real estate loans or infrastructure loans due to regional, domestic, or global economic conditions; and
•expanded funding alternatives available to agricultural and infrastructure borrowers.

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

Farmer Mac's business and ability to generate revenues and profits largely depends on its ability to purchase eligible loans or place eligible loans under guarantees or LTSPCs and to purchase or guarantee AgVantage securities. Farmer Mac conducts a significant portion of its business with a few business counterparties. This concentration of business could potentially result in increased variability in Farmer Mac's business as existing assets pay down or mature and the status and needs of Farmer Mac's customers evolve. In 2024, ten institutions generated approximately 65% of loan purchase volume in the Agricultural Finance line of business. Between December 31, 2023 and December 31, 2024, the outstanding balance of Farmer Mac's AgVantage securities decreased by approximately $1.5 billion. As of December 31, 2024, approximately 89.1% of the $8.5 billion outstanding principal amount of AgVantage securities (of which $1.6 billion and $1.2 billion will be maturing in 2025 and 2026, respectively) were issued by three institutions. As of December 31, 2024, transactions with two institutions represented nearly all of the business volume under Farmer Mac's Infrastructure Finance line of business. Farmer Mac's ability to maintain the current relationships with its business counterparties or customers and the business generated by those business counterparties or customers is significant to Farmer Mac's business. As a result, the loss of business from any one of Farmer Mac's key business counterparties could decrease Farmer Mac's revenues and profitability. Farmer Mac may be unable to replace the loss of business of a key business counterparty or customer with alternate sources of business due to limitations on the types of assets eligible for Farmer Mac's secondary market, which could adversely affect Farmer Mac's business and decrease its revenues and profits.

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

The potential for operational risk exposure also exists as a result of Farmer Mac's interactions with, and reliance on, third parties. Farmer Mac's business relies on its ability to process, evaluate, and interpret significant amounts of information, much of which third parties provide or process. Yet Farmer Mac's ability to implement safeguards preventing disruption or unauthorized access to third-party systems or infrastructure is more limited than for its own systems or infrastructure. If the financial, accounting, data processing, backup, information technology, or other operating systems and infrastructure of third parties with whom Farmer Mac interacts or upon whom it relies fail to operate properly, are subject to unauthorized access or improper use, or are disrupted, then Farmer Mac may be impacted in the same manner as it would be due to inadequacies or failures in Farmer Mac's own internal processes, personnel, systems, cybersecurity program, or infrastructure.

Farmer Mac’s internal loan servicing function and reliance on third-party servicers exposes Farmer Mac to operational risks that could adversely affect its business, operating results, or financial condition.

Effective and reliable loan servicing is essential for Farmer Mac to successfully operate its business. Starting in 2021, Farmer Mac expanded its internal loan servicing function through two strategic acquisitions that included the loan servicing rights for a sizeable portion of Farmer Mac’s Agricultural Finance mortgage loan and USDA Securities portfolios, as well as servicing rights for eligible agricultural mortgage loans that are held by an unrelated third party. Farmer Mac has also acquired experienced servicing personnel and an operational servicing platform during that time. This expansion of servicing responsibilities and personnel has required Farmer Mac to implement processes and controls for a business function that Farmer Mac has previously not operated and still has limited experience executing and managing. Farmer Mac also continues to rely on experienced third-party servicers to service the portion of Farmer Mac’s Agricultural Finance mortgage loan portfolio not serviced directly by Farmer Mac. Although Farmer Mac has established servicing standards and requirements to which these third-party servicers are required by contract to adhere and on which they must report to Farmer Mac, Farmer Mac does not manage the processes and controls of these third-party servicers. The ineffective implementation, operation, or oversight of one or more of the servicing processes or controls employed by Farmer Mac or any of its third-party servicers could expose Farmer Mac to operational risk that could adversely affect Farmer Mac’s business, operating results, or financial condition.

A deficiency, failure, interruption, or breach in Farmer Mac's or its service providers' technology and information systems, infrastructure, or cybersecurity program, including the occurrence of a cybersecurity incident, could adversely affect Farmer Mac's business, operating results, or financial condition.

To conduct and manage its business operations, Farmer Mac relies heavily on technology and information systems, including from third parties, for the secure collection, processing, transmission, and storage of confidential, proprietary, and personal information in its information systems (and those of third parties). These technology and information systems encompass an integrated set of hardware, software, infrastructure, and personnel organized to facilitate the planning, control, coordination, operations, and decision-making processes within Farmer Mac. Risks to Farmer Mac's information systems and data as a result of cybersecurity attacks has increased as the importance and complexity of Farmer Mac’s technology and information systems has increased, and as new technologies are developed that are used by its customers, Farmer Mac, and its service providers to support its business and operations. Like many other financial institutions, Farmer Mac and its third-party service providers, vendors, and suppliers face regular attacks by threat actors attempting to gain unauthorized access to, or disrupt, its information systems and access or acquire its data, including from organized criminal groups, hackers, nation states, activists, insiders, and others. These threats come from a variety of different sources, including cyber-attacks, computer viruses, malware, exploits of system and network vulnerabilities, human error, phishing, ransomware, and distributed denial of service attacks. The threats Farmer Mac and its third-party service providers face and the methods used to gain unauthorized access to or disrupt their information systems and data are evolving. Farmer Mac is not always able to prevent or recognize attacks, its existing cybersecurity defenses may not be sufficient to detect attacks in a timely manner or to fully investigate an attack, and it may be unable to implement effective preventive measures or proactively address these threats until after a cybersecurity incident has been discovered. Farmer Mac also may have limited or no control over its service providers' handling of cybersecurity incidents, including their recognition and prevention practices. Any employees or agents of Farmer Mac’s (or its third-party customers or vendors) who have authorized access to confidential, proprietary, or personal information could also intentionally, inadvertently, or erroneously disseminate the information to unauthorized third parties.

Farmer Mac’s current information security program with cybersecurity procedures, policies, practices, and controls, may not be sufficient to prevent unauthorized access to its information technology assets or data, which could lead to a significant disruption to business operations; unauthorized access to or acquisition, destruction, alteration, release, theft, or loss of confidential, proprietary, or personal data; fraud (on Farmer Mac and/or its customers); extortion; financial and economic loss or costs; errors in its financial statements; impairment of its liquidity; harm to employees, customers, or vendors; liability or service interruptions to its customers; loss of customers or vendors; violation of data protection laws and other litigation and legal risk; increased regulatory or legislative scrutiny; or reputational damage. Even when an attempted cybersecurity attack or other security breach is successfully avoided or thwarted, Farmer Mac may need to expend substantial resources in doing so, may be required to take actions that could adversely affect customer satisfaction or behavior, or may be exposed to reputational damage. Farmer Mac also could be subject to litigation and government enforcement actions as a result of any failure in its procedures, policies, practices, and controls. Any such claim or proceeding could cause us to incur significant unplanned expenses in excess of Farmer Mac's insurance coverage, which could adversely affect Farmer Mac's financial condition and results of operations. The amount and scope of insurance Farmer Mac maintains may not cover all expenses related to those claims. Also, the risk of unauthorized access to confidential, proprietary, or personal information through information system breaches or inadvertent dissemination may be heightened in a remote-working environment, which is currently more prevalent at Farmer Mac.

Failure by Farmer Mac's third-party loan servicers, third-party applications, information systems providers (including artificial intelligence systems), and other service providers to protect confidential information from unauthorized access and dissemination could have a negative effect on Farmer Mac's business, operating results, or financial condition.

Farmer Mac relies on third parties, including loan servicers, information systems providers, software-as-a-service (SaaS) providers, cloud computing service providers, law firms, and other service providers, to perform various functions that support Farmer Mac’s business and operations. Farmer Mac depends on these third parties to collect, process, transmit, and store a variety of confidential, proprietary, or personal information, including sensitive financial information and customer information. Just as Farmer Mac is subject to numerous cyber-attacks from a variety of actors, so too are these third parties. Farmer Mac requires third parties who collect, process, or store confidential, proprietary, or personal data to adhere to security policies, processes, and controls. However, the control systems, cybersecurity program, infrastructure, and personnel associated with third parties with which Farmer Mac does business or obtains services are beyond its control. Farmer Mac is aware of cybersecurity incidents involving its third party service providers in the past. Although Farmer Mac has not experienced a material loss of data or disruption of its operations due to a breach of third party systems, unauthorized access to a third party service provider's information technology assets or data may significantly impact Farmer Mac's operations in the same manner as incidents on its own systems.

Farmer Mac relies upon a variety of third-party applications, services, and tools that are not developed by Farmer Mac, including artificial intelligence systems and cloud-based platforms and related data centers, to host data and support and operate certain aspects of its services and business operations. The effective adoption, integration, and leveraging of existing and emerging technologies, including artificial intelligence and machine learning systems into our operations, presents operational and market risks, including system failures, inaccuracies with artificial intelligence outputs, and the investment of time and resources to develop and implement successful artificial intelligence solutions in a rapidly changing competitive market.

The unauthorized access to, acquisition, misuse, mishandling, unavailability, or destruction of Farmer Mac's data or confidential information stored by these third parties or on their applications and systems, including artificial intelligence systems, or unauthorized access to or disruption of these third party applications, services, or tools could result in: unauthorized access to Farmer Mac's own systems; significant disruption to its business operations; fraud (on Farmer Mac and/or its customers); extortion; financial and economic losses or costs; errors in financial statements; impairment of its liquidity; harm to its employees, customers, or vendors; liability or service interruptions to its customers; loss of customers or vendors; violation of data protection laws and other litigation and legal risk; increased regulatory or legislative scrutiny; reputational damage; or litigation and government enforcement actions.

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

Farmer Mac is subject to interest rate risk due to the timing differences in the cash flows of the assets it holds and the liabilities issued to fund those assets. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with debt together with financial derivatives that have similar duration and convexity characteristics to help mitigate impacts from interest rate changes across the yield curve. However, the ability of borrowers to prepay their loans before the scheduled maturities increases the likelihood of asset and liability cash flow mismatches. In a changing interest rate environment, these cash flow mismatches affect Farmer Mac's earnings if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments, particularly if Farmer Mac's related funding costs cannot be correspondingly repaid. Conversely, if assets repay more slowly than anticipated and the associated debt issued to fund the assets must be reissued at a higher interest rate, Farmer Mac's earnings could be adversely affected. In addition, rapid changes in interest rates could have a negative effect on Farmer Mac's net interest income across quarters. Although Farmer Mac has benefited from higher nominal interest rates in its investment portfolio, if those nominal interest rates decline, Farmer Mac may earn less interest income on its investments in future periods. A future period of rapid increase or decline in interest rates may create or exacerbate periods of market volatility that could adversely affect Farmer Mac's ability to manage interest rate risk, which could have a material adverse effect on Farmer Mac's operating results or financial condition. See "Management's Discussion and Analysis—Risk Management—Interest Rate Risk" for more information on Farmer Mac's management of interest rate risk.

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

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business and carries its financial derivatives at fair value in its consolidated financial statements. Although Farmer Mac's financial derivatives provide economic hedges of interest rate risk, changes in the fair values of financial derivatives can cause volatility in net income and in capital, particularly if those financial derivatives are not designated in hedge accounting relationships or if there is any ineffectiveness in a hedge accounting relationship. As interest rates increase or decrease, the fair values of Farmer Mac's derivatives change based on the position Farmer Mac holds relative to the specific characteristics of the derivative. Farmer Mac's core capital available to meet its statutory minimum capital requirement can be affected by changes in the fair values of financial derivatives, as noted above. Adverse changes in the fair values of Farmer Mac's financial derivatives that are not designated in hedge accounting relationships and any hedge ineffectiveness that results in a loss would reduce the amount of core capital available to meet this requirement. In 2024 and 2023, Farmer Mac recorded gains of $3.3 million and $5.1 million, respectively, from changes in the fair values of its financial derivatives as a result of movements in interest rates during those years. Farmer Mac recorded gains of $11.5 million and losses of $5.4 million in 2024 and 2023, respectively, related to ineffectiveness in hedge accounting relationships.

Changes in interest rates have required, and in the future may require, Farmer Mac to post cash or investment securities to collateralize its derivative exposures due to corresponding changes in the fair market values of these derivatives. If changes in interest rates were to result in a significant decrease in the fair value of Farmer Mac's derivatives, Farmer Mac would be required to post cash, cash equivalents, or investment securities, possibly within a short period of time, to satisfy its obligations under its derivatives contracts. As of December 31, 2024, Farmer Mac posted $46.9 million of cash and $213.4 million of investment securities as collateral for its derivatives in net liability positions. If Farmer Mac is required to fully collateralize a significant portion of its derivatives in an adverse interest rate environment, it could have a material adverse effect on Farmer Mac's liquidity position or operating results.

Financial Risk

Incorrect estimates and assumptions by management in preparing financial statements could adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

Farmer Mac's accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. Some of these policies and methods require management to make estimates and assumptions in preparing Farmer Mac's consolidated financial statements. Incorrect estimates and assumptions by management in connection with preparing Farmer Mac's consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. For example, as of December 31, 2024, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.5 billion whose fair values management estimated in the absence of readily observable fair values (in other words, level 3). These financial instruments measured with significant unobservable inputs represented 17.7% of total assets and 47.8% of financial instruments measured at fair value as of December 31, 2024. See "Management's Discussion and Analysis—Critical Accounting Estimates" for more information about fair value measurement. If management makes incorrect assumptions or estimates that result in understating or overstating reported financial results, it could materially and adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

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

The trading price of Farmer Mac's Class C non-voting common stock ("Class C stock") has at times experienced substantial price volatility and may remain volatile. For example, the trading price of the Class C stock ranged from $169.46 per share to $216.45 per share during 2024. The trading price may fluctuate in response to various factors, including short sales, hedging, the presence or absence of a share repurchase program, stock market influences in general that are unrelated to Farmer Mac's operating performance, or sales of significant amounts of the stock by large holders. Farmer Mac typically grants equity awards each year that are based on the Class C stock, including grants that vest over time or upon the achievement of specified performance goals. Sales of stock acquired upon vesting or the exercise of equity awards by Farmer Mac's officers, directors, or employees, whether under an established trading plan or otherwise, could adversely affect the trading price of the Class C stock. All of these factors may be exacerbated during periods of low trading volume for Farmer Mac's Class C stock, which averaged 52,650 shares daily during 2024 and may have a prolonged negative effect on its trading price or increase price volatility.

Regulatory and Compliance Risk

Farmer Mac and many of its business counterparties are subject to comprehensive government regulation, and changes to those laws and regulations could adversely affect Farmer Mac's business, operating results, reputation, or financial condition.

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

The legal and regulatory environment related to data privacy and cybersecurity is constantly changing. Privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules, and standards being frequently adopted and potentially subject to divergent interpretation or application in different jurisdictions in a manner that may create inconsistent or conflicting requirements for businesses. The uncertainty and compliance risks created by these legislative and regulatory developments are compounded by the rapid pace of technology development, such as artificial intelligence and advances in data science, that affect the use or security of data, including personal information. Privacy and cybersecurity laws and regulations often impose strict requirements on the collection, storage, handling, use, disclosure, transfer, security, and other processing of personal information. These laws and regulations may increase Farmer Mac’s compliance costs and require changes to its business and operations. An actual or perceived failure by Farmer Mac, lenders, servicers, vendors, service providers, counterparties, or other third parties to comply with privacy, data protection, and information security laws, regulations, standards, policies, and contractual obligations could result in legal liabilities, fines, regulatory action, and reputational harm that have a material adverse impact on Farmer Mac’s business, financial results, and financial condition.

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

Other Risks

Farmer Mac is a GSE that may be materially and adversely affected by legislative or political developments.

Farmer Mac is a GSE with a statutory charter that may be amended by Congress at any time, and is also regulated by government agencies, including the FCA and the SEC. Although Farmer Mac is not aware of any pending legislative or regulatory proposals that would materially impact its business or operations, Farmer Mac's ability to effectively conduct its business is subject to risks and uncertainties related to political developments that could affect Farmer Mac or GSEs generally. These political risks and uncertainties generally are heightened under a newly-elected Congress and Presidential administration. For example, five members of Farmer Mac's board of directors serve at the pleasure of the President of the United States. Also, the organization and operation of Farmer Mac's federal safety and soundness regulator, the Farm Credit Administration, could be affected by efforts to consolidate or otherwise reorganize federal financial regulatory agencies. Farmer Mac cannot predict whether or when legislative or regulatory initiatives may commence that, if successful, could negatively affect the status of Farmer Mac as a GSE or how Farmer Mac operates, and which could have a material and adverse effect on Farmer Mac's business, operating results, financial condition, or capital levels. See "Business—Government Regulation of Farmer Mac" for more information about the rules and regulations governing Farmer Mac's activities.

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

Any of the risks described in this section could materially and adversely affect Farmer Mac's business, operating results, financial condition, reputation, capital levels, and future earnings. For more information about Farmer Mac's risk management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" in Item 7 of this report.

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

Farmer Mac has implemented a variety of processes, technologies, and controls to aid in its efforts to identify, assess, and manage cybersecurity risks. Farmer Mac’s approach includes:

•an enterprise risk management program that includes an annual cybersecurity risk assessment and management and is periodically refreshed;
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
•regular cybersecurity testing, including third-party penetration testing on a periodic basis to allow security researchers to help identify vulnerabilities in Farmer Mac’s systems before they mature into real-world cybersecurity threats;
•a third-party service provider risk management program designed to identify and mitigate risks associated with third-party vendors and business partners, which includes pre-engagement diligence, risk assessments, contractual security and notification provisions, and ongoing monitoring, as appropriate;
•a threat intelligence program designed to model and research potential cybersecurity threat actors to identify vulnerabilities and anticipate attack vectors before they are exploited;

•cybersecurity controls designed to segment access to systems and to limit access to sensitive data, which controls are tested and updated regularly;
•patch management controls aimed at reducing system vulnerabilities; and
•a generative artificial intelligence policy that describes how users may utilize generative artificial intelligence tools in alignment with Farmer Mac's values, ethical standards, and legal requirements, while also safeguarding sensitive information.

These processes vary in maturity across the business, and Farmer Mac works continually to improve them.

Farmer Mac also maintains a privacy and security incident response program to prepare for, detect, respond to, and recover from cybersecurity incidents. That program includes processes to triage, assess severity for, escalate, contain, investigate, and remediate any cybersecurity incident, as well as to comply with any applicable legal obligations (including to preserve evidence) and to mitigate brand and reputational damage. Farmer Mac also conducts regular tabletop exercises to test and fortify the controls of its cybersecurity incident response program. Farmer Mac’s security operations center and incident response team assesses the severity and priority of incidents on a rolling basis, with escalations of cybersecurity incidents provided to Farmer Mac’s management team and board as appropriate. If a cybersecurity incident is determined to be a material cybersecurity incident, Farmer Mac’s incident response plan defines the process for any required regulatory disclosures.

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

Governance

Farmer Mac’s board of directors is actively involved in overseeing the company's cybersecurity risk management. At least once a year, the full board of directors meets with Farmer Mac’s Chief Information Security Officer (“CISO”) to discuss and approve Farmer Mac’s programs and policies related to cybersecurity and risk initiatives and considers them closely both from a risk management perspective and as part of Farmer Mac’s business strategy.

The board has created a dedicated cybersecurity subcommittee of the enterprise risk committee to oversee Farmer Mac’s cybersecurity programs and practices, including the identification and mitigation of security and privacy risks. The cybersecurity subcommittee consists of three members of the enterprise risk committee. The cybersecurity subcommittee typically meets on a monthly basis with the CISO and other members of Farmer Mac's management team to discuss the performance and effectiveness of Farmer Mac's cyber program and to receive updates on cybersecurity risks, any cybersecurity incidents, and major cybersecurity initiatives. The materials provided to Farmer Mac’s cybersecurity subcommittee and discussed in the meetings may include updates about cybersecurity risks, controls, and assessments, including those from third parties. At each regular quarterly meeting of the board enterprise risk committee, the cybersecurity subcommittee reviews a summary of the information discussed in the most recent cybersecurity subcommittee meetings.

Farmer Mac’s CISO manages Farmer Mac’s cybersecurity program, which aligns to industry standards and is reviewed by the cybersecurity subcommittee and approved by the board enterprise risk committee annually, and which includes the identification, evaluation, and prioritization of security risks, as well as the company’s response to security incidents. The CISO has more than 20 years of experience in cybersecurity and information technology and holds a Master’s degree in Business Administration with a focus on Information Technology. The CISO also holds a Certified Information Security Manager (CISM) certification, which is an advanced certification indicating that an individual possesses the knowledge and experience required to develop and manage an enterprise information security program. The CISO reports to Farmer Mac's Senior Vice President – Enterprise Risk Officer, who in turn reports to the Chief Executive Officer.

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

Item 2.Properties

Farmer Mac maintains its principal office at 2100 Pennsylvania Avenue, N.W., Washington, D.C. 20037, under a lease that began on September 1, 2024 and ends on April 30, 2036. Farmer Mac also maintains another office location at 9169 Northpark Drive, Johnston, Iowa 50131, under an amended lease that began on October 1, 2017 and ends on August 31, 2027. Farmer Mac believes that its offices are suitable and adequate for its current and anticipated needs for the near future.

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

As of February 7, 2025, Farmer Mac had 819 registered owners of the Class A voting common stock, 72 registered owners of the Class B voting common stock, and 774 registered owners of the Class C non-voting common stock.

The dividend rights of all three classes of Farmer Mac's common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and payment of dividends on any outstanding preferred stock. On February 22, 2023, Farmer Mac's board of directors declared a dividend of $1.10 per share on Farmer Mac's common stock payable for first quarter 2023. That dividend was paid quarterly through fourth quarter 2023. On February 21, 2024, Farmer Mac's board of directors declared a dividend of $1.40 per share on Farmer Mac's common stock payable for first quarter 2024. That dividend was paid quarterly through fourth quarter 2024. On February 20, 2025, Farmer Mac's board of directors declared a dividend of $1.50 per share on Farmer Mac's common stock payable for first quarter 2025. See "Business—Financing—Equity Issuance" for more information on Farmer Mac's common stock.

The quarterly dividend of $1.50 per share on all three classes of common stock for first quarter 2025 represents an increase of $0.10 per common share, or 7%, over the quarterly dividend payout in 2024. In deciding to increase Farmer Mac's common stock dividend payout, the board of directors considered Farmer Mac's strong capital position and the consistency of and outlook for earnings, balanced against the need for capital to fund the significant growth objectives identified in the company's strategic plan and to meet regulatory requirements and metrics established by the board of directors. These actions are also consistent with Farmer Mac's goal of providing a competitive return on its common stockholders' investments through the payment of cash dividends.

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

Information about securities authorized for issuance under Farmer Mac's equity compensation plans appears under "Equity Compensation Plans" in Farmer Mac's definitive proxy statement to be filed on or about April 16, 2025. That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States, and its common stock is exempt from registration under Section 3(a)(2) of the Securities Act. One type of transaction related to Farmer Mac's common stock occurred during fourth quarter 2024 that was not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K:

•In October 2024, consistent with Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 421 shares of Class C non-voting common stock to the eight directors who elected to receive such stock in lieu of a portion of their cash retainers. The number of shares issued to the directors was calculated based on a price of $187.41 per share, which was the closing price of the Class C non-voting common stock on September 30, 2024, the last business day of the previous quarter, as reported by the New York Stock Exchange.

Performance Graph. The following graph compares the performance of Farmer Mac's Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index ("NYSE Comp") and the Standard & Poor's 500 Financial Services Index ("S&P 500 Financial Services Index") over the period from December 31, 2019 to December 31, 2024. The S&P 500 Financial Services Index was renamed in 2023 and was formerly known as the Standard & Poor's 500 Diversified Financials Index. The graph assumes that $100 was invested on December 31, 2019 in each of: Farmer Mac's Class A voting common stock; Farmer Mac's Class C non-voting common stock; the NYSE Composite Index; and the S&P 500 Financial Services Index. The graph also assumes that all dividends were reinvested into the same securities throughout the past five years. Farmer Mac obtained the information in the performance graph from S&P Global Market Intelligence.

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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

(c)None.

Item 6.[Reserved].

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the year ended December 31, 2024. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage
Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac's consolidated financial statements and the related notes to the consolidated financial statements for the fiscal year ended December 31, 2024, 2023, and 2022.

Overview

Farmer Mac is driven by its mission to increase the accessibility of financing to provide vital liquidity for American agriculture and infrastructure. Our secondary market provides liquidity to our nation's agricultural and infrastructure businesses, supporting a vibrant and strong rural America. We offer a wide range of solutions to help meet financial institutions’ growth, liquidity, risk management, and capital relief needs across diverse markets, including agriculture, agribusiness, broadband infrastructure, power and utilities, and renewable energy. We are uniquely positioned to facilitate competitive access to financing that fuels growth, innovation, and prosperity in America's rural and agricultural communities. Farmer Mac also serves as a critical investment tool for a number of entities – such as states, counties, municipalities, pension funds, banks, public trust funds, and credit unions – by offering investment opportunities that may diversify their investment portfolios and provide possibilities to earn a competitive return on their investment dollars.

During 2024, Farmer Mac:

•provided $7.0 billion in liquidity and lending capacity to lenders serving rural America;
•issued over $0.6 billion in FARM securitization certificates;
•maintained strong liquidity in our investment portfolio well above regulatory requirements;
•maintained our strong capital position, well above regulatory requirements, and uninterrupted access to the debt capital markets; and
•redeemed all $75.0 million of our Series C Preferred Stock.

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

Table 1

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Net income attributable to common stockholders	$180,428	$172,838	$150,979
Core earnings	171,630	171,156	124,314

The $7.6 million year-over-year increase in net income attributable to common stockholders was primarily attributable to a $20.8 million after-tax increase in net interest income, a $2.6 million federal income tax benefit from the purchase of renewable energy investment tax credits, and a $2.0 million decrease in preferred stock dividends. These factors were partially offset by an $8.2 million after-tax increase in the provision for credit losses, a $6.6 million after-tax increase in operating expenses, and the $1.6 million loss on retirement of the Series C Preferred Stock related to deferred issuance costs.

The $21.9 million year-over-year increase in net income attributable to common stockholders for 2023 compared to 2022 was due to a $44.7 million after-tax increase in net interest income and a $2.9 million after-tax increase in guarantee fees. These factors were partially offset by a $15.6 million after-tax decrease in the fair value of undesignated financial derivatives and a $12.1 million after-tax increase in operating expenses.

The $0.5 million year-over-year increase in core earnings was primarily attributable to a $9.9 million after-tax increase in net effective spread, a $2.6 million federal income tax benefit from the purchase of renewable energy investment tax credits, a $2.0 million decrease in preferred stock dividends, and a $1.1 million after-tax increase in guarantee and commitment fees. These factors were partially offset by an $8.2 million after-tax increase in the provision for credit losses and a $6.6 million after-tax increase in operating expenses.

The $46.8 million year-over-year increase in core earnings for 2023 compared to 2022 was due to a $56.4 million after-tax increase in net effective spread, partially offset by a $12.1 million after-tax increase in operating expenses.

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

Table 2

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Net interest income	$353,867	$327,547	$270,940
Net interest yield %	1.16%	1.15%	1.04%
Net effective spread	$339,564	$326,980	$255,529
Net effective spread %	1.15%	1.18%	1.02%

The $26.3 million year-over-year increase in net interest income was primarily due to an increase of $20.2 million from the shift in the composition of new business volume toward higher yielding loans and a $16.9 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). That increased yield was partially offset by a $6.6 million decrease in cash-basis interest income and a $4.6 million increase in funding costs. In percentage terms, the year-over-year increase was 0.01%.

The $56.6 million year-over-year increase in net interest income for 2023 compared to 2022 was primarily due to a $48.9 million decrease in funding costs and a $19.9 million increase related to net new business volume. The decrease in funding costs was primarily due to our disciplined funding strategies and higher nominal interest rates that have led to an upward repricing of our excess long-term capital that we raised when interest rates were at historical lows and is held in our investment portfolio. The factors that contributed to the increase in net interest income were partially offset by an $11.2 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). In percentage terms, the 0.11% increase was primarily attributable to a decrease of 0.16% in funding costs and a decrease of 0.04% in net fair value changes from designated financial derivatives.

The $12.6 million year-over-year increase in net effective spread was primarily due to a $20.2 million increase from a shift in the composition of new business volume towards higher-yielding loans. This factor was partially offset by a $6.6 million decrease in cash-basis interest income and a $1.3 million increase in funding costs. In percentage terms, the year-over-year decrease of 0.03% was primarily attributable to an increase of 0.04% related to the increases in funding costs and a decrease of 0.02% in cash-basis interest income, which were partially offset by an increase of 0.03% on the shift in the composition of new business volume towards higher-yielding loans.

The $71.5 million year-over-year increase in net effective spread for 2023 compared to 2022 was primarily due to a $54.6 million decrease in funding costs, due to the same factors mentioned above that decreased our funding costs, and a $20.6 million increase related to net new business volume. In percentage terms, the year-over-year increase of 0.16% was primarily attributable to a decrease in funding costs.

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

Business Volume

Our outstanding business volume was $29.5 billion as of December 31, 2024, a net increase of $1.1 billion from December 31, 2023 after taking into account all new business, maturities, sales, and paydowns on existing assets. The net increase was primarily attributable to a net increase of $1.1 billion in the Infrastructure Finance line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	December 31, 2024	December 31, 2023
	(in thousands)
Core capital	$1,501,173	$1,452,008
Capital in excess of minimum capital level required	583,527	589,399

The decrease in capital in excess of the minimum capital level required was primarily due to the redemption of the Series C Preferred Stock, partially offset by an increase in retained earnings.

Credit Quality

The following table presents Agricultural Finance on- and off-balance sheet substandard assets, in dollars and as a percentage of the respective portfolio as of December 31, 2024 and 2023:

Table 4

	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
December 31, 2024	$367,012	4.2%	$31,240	0.9%
December 31, 2023	152,865	2.0%	33,086	1.0%

Increase/(decrease) from prior year-ending	214,147	2.2%	(1,846)	(0.1)%
The increase of $214.1 million in on-balance sheet substandard assets during 2024 was primarily driven by credit downgrades in permanent plantings, crops, livestock, part-time farms, and agricultural storage and processing.
There were two substandard assets with a cumulative outstanding balance of $42.5 million in the Infrastructure Finance portfolio as of December 31, 2024. There was one substandard asset with an outstanding balance of $29.4 million in the Infrastructure Finance portfolio as of December 31, 2023.

For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 25 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."
The following table presents 90-day delinquencies for the on- and off-balance sheet Agricultural Finance portfolios in dollars and as a percentage of the respective balance sheet category as of December 31, 2024 and 2023:

Table 5

	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
December 31, 2024	$101,340	1.15%	$7,604	0.22%
December 31, 2023	32,893	0.42%	1,784	0.05%

Increase/(decrease) from prior year-ending	68,447	0.73%	5,820	0.17%
On-balance sheet Agricultural Finance assets 90 or more days delinquent increased in permanent plantings, crops, livestock, and part-time farms. Off-balance sheet Agricultural Finance assets 90 days or more delinquent increased in permanent plantings and crops. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet Agricultural Finance portfolio represented over half of the aggregate 90-day delinquencies as of December 31, 2024.

As of both December 31, 2024 and 2023, there were no 90-day delinquencies in Farmer Mac's portfolio of Infrastructure Finance loan purchases and loans underlying LTSPCs.

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

The accounting estimate that Farmer Mac considers to be critical in the preparation of its consolidated financial statements is the estimation of the fair value of AgVantage Securities (AgVantage). Farmer Mac considers the fair value of AgVantage Securities that are classified as held-to-maturity (AgVantage HTM) to be a critical estimate because of their impact on the company's fair value disclosures in Note 5 to the consolidated financial statements – Farmer Mac Guaranteed Securities and USDA Securities and Note 13 to the consolidated financial statements – Fair Value Disclosures. Farmer Mac considers the fair value of AgVantage Securities that are classified as available-for-sale (AgVantage AFS) to be a critical estimate due to the significance of the periodic measurement of mark-to-market adjustments relative to the company's total assets, comprehensive income, and equity. Farmer Mac also considers the fair value of AgVantage to be a critical accounting estimate because Farmer Mac applies a discount rate in calculating the net present value of future expected cash flows that is both significant to the estimate of their fair value and unobservable in the market. Farmer Mac relies upon this significant unobservable input to estimate the fair value of AgVantage because there are no observable transactions in these securities in the market.

Farmer Mac's AgVantage HTM amortized cost was $2.7 billion and $4.2 billion as of December 31, 2024 and 2023, respectively. The fair value of AgVantage HTM had net unrealized losses in the amount of $15.6 million and $34.8 million as of December 31, 2024 and 2023, respectively. See Note 5 to the consolidated financial statements – Farmer Mac Guaranteed Securities and USDA Securities for more information.

Farmer Mac's AgVantage AFS fair value was $5.5 billion as of both December 31, 2024 and 2023. The fair value of AgVantage AFS had accumulated net unrealized losses in the amount of $321.2 million and $293.0 million as of December 31, 2024 and 2023, respectively. See Note 5 to the consolidated financial statements – Farmer Mac Guaranteed Securities and USDA Securities for more information.

Farmer Mac applies discount rates that are commensurate with the risks involved to estimate the fair value measurement of both AgVantage AFS and HTM. As of December 31, 2024, Farmer Mac applied discount rates that ranged from 5.0% to 5.5% (with a weighted average of 5.1%) for AgVantage AFS and 5.0% to 6.8% (with a weighted average of 5.3%) for AgVantage HTM. As of December 31, 2023, Farmer Mac applied discount rates that ranged from 4.7% to 5.4% (with a weighted average of 5.0%) for AgVantage AFS and 4.8% to 8.6% (with a weighted average of 5.5%) for AgVantage HTM.
Use of different discount rates than those selected by Farmer Mac may result in materially different estimates of fair value for AgVantage AFS and HTM. Farmer Mac selects the discount rate for each AgVantage AFS and HTM security by analyzing credit default swap levels and the long-term credit outlook of Farmer Mac's major counterparties and estimating an appropriate credit spread relative to U.S. Treasury yields. The periodic measurement of fair value and underlying discount rate methodology is subject to Farmer Mac’s internal controls and review by management. As of December 31, 2024, a 0.50% increase in the discount rates used to determine the fair value of AgVantage AFS and HTM would decrease the overall GAAP carrying value by approximately 1.8% and 1.3%, respectively. See Note 13 to the consolidated financial statements – Fair Value Disclosures for more information.

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

Core Earnings and Core Earnings Per Share

The main difference between core earnings and core earnings per share (non-GAAP measures) and net income attributable to common stockholders and earnings per common share (GAAP measures) is that those non-GAAP measures exclude the effects of fair value fluctuations. These fluctuations are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is expected. Another difference is that these two non-GAAP measures exclude specified infrequent or unusual transactions that we believe are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. For example, in third quarter 2024, we excluded the loss on the retirement of the Series C Preferred Stock from core earnings and core earnings per share, which is consistent with Farmer Mac's historical treatment of any losses on the retirement of preferred stock. For a reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings and of earnings per common share to core earnings per share, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

Net Effective Spread

Farmer Mac uses net effective spread to measure the net spread Farmer Mac earns between its interest-earning assets and the related net funding costs of those assets. As further explained below, net effective spread differs from net interest income and net interest yield by excluding certain items from net interest income and net interest yield and including certain other items that net interest income and net interest yield do not contain.

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

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Years Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$180,428	$172,838	$150,979
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	3,344	5,142	13,495
Gains/(losses) on hedging activities due to fair value changes	11,548	(5,394)	5,343
Unrealized (losses)/gains on trading securities	(85)	1,979	(917)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	45	175	39
Net effects of terminations or net settlements on financial derivatives	(1,666)	227	15,794
Issuance costs on the retirement of preferred stock	(1,619)	—	—
Income tax effect related to reconciling items	(2,769)	(447)	(7,089)
Sub-total	8,798	1,682	26,665
Core earnings	$171,630	$171,156	$124,314

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$339,564	$326,980	$255,529
Guarantee and commitment fees(2)	20,321	18,928	18,144
Gain on sale of investment securities (GAAP)	1,052	—	—
Loss on sale of mortgage loan (GAAP)	(1,147)	—	—
Other(3)	2,200	3,299	1,684
Total revenues	361,990	349,207	275,357

Credit related expense (GAAP):
Provision for losses	11,490	1,136	806
REO operating expenses	196	—	819
Total credit related expense	11,686	1,136	1,625

Operating expenses (GAAP):
Compensation and employee benefits	63,975	58,914	48,766
General and administrative	38,236	34,963	29,772
Regulatory fees	3,175	3,222	3,269
Total operating expenses	105,386	97,099	81,807

Net earnings	244,918	250,972	191,925
Income tax expense(4)	48,142	52,651	40,446
Preferred stock dividends (GAAP)	25,146	27,165	27,165
Core earnings	$171,630	$171,156	$124,314

Core earnings per share:
Basic	$15.78	$15.80	$11.52
Diluted	$15.64	$15.65	$11.42
Weighted-average shares:
Basic	10,874	10,829	10,791
Diluted	10,975	10,937	10,883
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

Table 7

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Years Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
GAAP - Basic EPS	$16.59	$15.97	$14.00
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	0.31	0.49	1.25
Gains/(losses) on hedging activities due to fair value changes	1.06	(0.50)	0.50
Unrealized (losses)/gains on trading securities	(0.01)	0.18	(0.08)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	0.02	—
Net effects of terminations or net settlements on financial derivatives	(0.15)	0.02	1.47
Issuance costs on the retirement of preferred stock	(0.15)	—	—
Income tax effect related to reconciling items	(0.25)	(0.04)	(0.66)
Sub-total	0.81	0.17	2.48
Core Earnings - Basic EPS	$15.78	$15.80	$11.52

Shares used in per share calculation (GAAP and Core Earnings)	10,874	10,829	10,791

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Years Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$16.44	$15.81	$13.87
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	0.30	0.47	1.24
Gains/(losses) on hedging activities due to fair value changes	1.05	(0.49)	0.49
Unrealized (losses)/gains on trading securities	(0.01)	0.18	(0.08)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	0.02	—
Net effects of terminations or net settlements on financial derivatives	(0.14)	0.02	1.45
Issuance costs on the retirement of preferred stock	(0.15)	—	—
Income tax effect related to reconciling items	(0.25)	(0.04)	(0.65)
Sub-total	0.80	0.16	2.45
Core Earnings - Diluted EPS	$15.64	$15.65	$11.42

Shares used in per share calculation (GAAP and Core Earnings)	10,975	10,937	10,883

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

Net Interest Income. The following table provides information about interest-earning assets and funding for the years ended December 31, 2024, 2023, and 2022. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis. Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly. The average balance of loans in consolidated trusts with beneficial interests owned by third parties (single-class) and for which Farmer Mac guarantees all classes of securities issued is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities. The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 8

	For the Years Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$6,453,407	$345,501	5.35%	$5,894,515	$287,144	4.87%	$5,236,118	$82,659	1.58%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	23,054,069	1,219,664	5.29%	21,739,403	1,070,932	4.93%	19,882,489	602,537	3.03%
Total interest-earning assets	29,507,476	1,565,165	5.30%	27,633,918	1,358,076	4.91%	25,118,607	685,196	2.73%
Funding:
Notes payable due within one year	3,100,823	159,792	5.15%	3,274,799	150,666	4.60%	2,876,452	48,481	1.69%
Notes payable due after one year(2)	24,453,238	1,055,983	4.32%	22,631,904	884,034	3.91%	20,987,990	370,014	1.76%
Total interest-bearing liabilities(3)	27,554,061	1,215,775	4.41%	25,906,703	1,034,700	3.99%	23,864,442	418,495	1.75%
Net non-interest-bearing funding	1,953,415	—		1,727,215	—		1,254,165	—
Total funding	29,507,476	1,215,775	4.12%	27,633,918	1,034,700	3.74%	25,118,607	418,495	1.67%
Net interest income/yield prior to consolidation of certain trusts	29,507,476	349,390	1.18%	27,633,918	323,376	1.17%	25,118,607	266,701	1.06%
Net effect of consolidated trusts(4)	882,708	4,477	0.51%	873,181	4,171	0.48%	850,916	4,239	0.50%
Net interest income/yield	$30,390,184	$353,867	1.16%	$28,507,099	$327,547	1.15%	$25,969,523	$270,940	1.04%
(1)Excludes interest income of $38.4 million, $34.2 million, and $31.7 million in 2024, 2023, and 2022 respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $33.9 million, $30.0 million, and $27.4 million in 2024, 2023, and 2022 respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(4)Includes the effect of consolidated trusts with beneficial interests owned by third parties (single-class).

The $26.3 million year-over-year increase in net interest income was primarily due to an increase of $20.2 million from the shift in the composition of new business volume toward higher yielding loans and a $16.9 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). That increased yield was partially offset by a $6.6 million decrease in cash-basis interest income and a $4.6 million increase in funding costs. In percentage terms, the year-over-year increase was 0.01%.

For 2023 compared to 2022, the $56.6 million year-over-year increase in net interest income was primarily due to a $48.9 million decrease in funding costs and a $19.9 million increase related to net new business volume. The decrease in funding costs was due to our disciplined funding strategies and higher nominal interest rates that have led to an upward repricing of our excess long-term capital that we raised when interest rates were at historical lows and is held in our investment portfolio. The factors that contributed to an increase in net interest income were partially offset by an $11.2 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). In percentage terms, the 0.11% increase was primarily attributable to a decrease of 0.16% in funding costs and a decrease of 0.04% in net fair value changes from designated financial derivatives.

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

Table 9

	2024 vs. 2023			2023 vs. 2022
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$29,813	$28,544	$58,357	$192,859	$11,626	$204,485
Loans, Farmer Mac Guaranteed Securities and USDA Securities	81,814	66,918	148,732	407,548	60,847	468,395
Total	111,627	95,462	207,089	600,407	72,473	672,880
Expense from other interest-bearing liabilities	112,677	68,398	181,075	577,519	38,686	616,205
Change in net interest income prior to consolidation of certain trusts(1)	$(1,050)	$27,064	$26,014	$22,888	$33,787	$56,675
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

Table 10

	For the Years Ended December 31,
	2024		2023		2022
	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$353,867	1.16%	$327,547	1.15%	$270,940	1.04%
Net effects of consolidated trusts	(4,477)	0.02%	(4,171)	0.02%	(4,239)	0.02%
Expense related to undesignated financial derivatives	(1,377)	—%	(4,845)	(0.02)%	(7,756)	(0.03)%
Amortization of premiums/discounts on assets consolidated at fair value	(29)	—%	(175)	—%	(24)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	3,128	0.01%	3,230	0.01%	2,413	0.01%
Fair value changes on fair value hedge relationships	(11,548)	(0.04)%	5,394	0.02%	(5,805)	(0.02)%
Net effective spread	$339,564	1.15%	$326,980	1.18%	$255,529	1.02%

The $12.6 million year-over-year increase in net effective spread was primarily due to a $20.2 million increase from a shift in the composition of new business volume towards higher-yielding loans. This factor was partially offset by a $6.6 million decrease in cash-basis interest income and a $1.3 million increase in funding costs. In percentage terms, the year-over-year decrease of 0.03% was primarily attributable to an increase of 0.04% related to the increases in funding costs and a decrease of 0.02% in cash-basis interest income, which were partially offset by an increase of 0.03% on the shift in the composition of new business volume towards higher-yielding loans.

For 2023 compared to 2022, the $71.5 million year-over-year increase in net effective spread was primarily due to a $54.6 million decrease in funding costs, due to our disciplined funding strategies and higher nominal interest rates that have led to an upward repricing of our excess capital that is held in our short-term investment portfolio, and a $20.6 million increase related to net new business volume. In percentage terms, the year-over-year increase of 0.16% was primarily attributable to a decrease in funding costs.

See Note 14 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three-year period ended December 31, 2024:

Table 11

	Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of December 31, 2021	$14,492	$1,950	$16,442
Provision for/(release of) losses	1,323	(517)	806
Charge-offs	(84)	—	(84)
Balance as of December 31, 2022	$15,731	$1,433	$17,164
Provision for losses	858	278	1,136
Balance as of December 31, 2023	$16,589	$1,711	$18,300
Provision for/(release of) losses	11,579	(89)	11,490
Charge-offs	(4,498)	—	(4,498)
Balance as of December 31, 2024	$23,670	$1,622	$25,292

See Notes 8 and 12 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

During 2024, we recorded a $11.5 million net provision to the total allowance for losses primarily as a result of one permanent planting borrower relationship, risk rating downgrades in Agricultural Finance, and new loan volume in Infrastructure Finance.

Guarantee and Commitment Fees. The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the years ended December 31, 2024, 2023, and 2022:

Table 12

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Contractual guarantee and commitment fees	$15,952	$15,084	$14,235
Guarantee obligation amortization	5,273	4,331	5,913
Guarantee asset fair value changes	(5,487)	(2,703)	(7,108)
Guarantee and commitment fee income	$15,738	$16,712	$13,040

Guarantee and commitment fee income decreased for the year ended December 31, 2024 compared to 2023, which was due to a decrease in the fair value of our retained beneficial interest in our off-balance sheet securitization. As adjusted for the non-GAAP core earnings presentation, guarantee and commitment fees were $20.3 million for the year ended December 31, 2024, compared to $18.9 million and $18.1 million for the years ended December 31, 2023 and 2022, respectively.

In Farmer Mac's presentation of non-GAAP core earnings, guarantee and commitment fees include interest income and interest expense related to consolidated trusts owned by third parties to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee on those consolidated Farmer Mac Guaranteed Securities. Farmer Mac has also excluded changes in the fair values of guarantee assets from the presentation of core earnings because management does not expect these fluctuations to have a cumulative net impact on Farmer Mac's financial condition, results of operations, or cash flows if Farmer Mac fulfills its guarantee obligation throughout the term of the guaranteed securities, as is expected.

For more information about net income attributable to common stockholders, the composition of non-GAAP core earnings, and a reconciliation of net income attributable to common stockholders to core earnings, see Table 6 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations." For more information about the non-GAAP measures Farmer Mac uses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures."

Gains on financial derivatives. The components of gains and losses on financial derivatives for the years ended December 31, 2024, 2023, and 2022 are summarized in the following table:

Table 13

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Gains due to fair value changes	$3,344	$5,142	$13,495
Accrual of contractual payments	(1,377)	(4,845)	(7,756)
Gains due to terminations or net settlements	669	2,585	16,892
Gains on financial derivatives	$2,636	$2,882	$22,631

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

Operating Expenses. The components of operating expenses for the years ended December 31, 2024, 2023, and 2022 are summarized in the following table:

Table 14

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Compensation and employee benefits	$63,975	$58,914	$48,766
General and administrative	38,236	34,963	29,772
Regulatory fees	3,175	3,222	3,269
Total Operating Expenses	$105,386	$97,099	$81,807

Compensation and Employee Benefits. The increase in compensation and employee benefits expenses for the year ended December 31, 2024 compared to 2023 was largely due to increased headcount and increased stock compensation expense. The increase in compensation and employee benefits expenses for the year ended December 31, 2023 compared to 2022 was largely due to increased headcount.

General and Administrative Expenses (G&A). The increase in G&A expenses for the year ended December 31, 2024 compared to 2023 was primarily due to an increase in licensing fees and information technology infrastructure costs from the deployment of our modernized treasury and cash management systems in fourth quarter 2024. We also saw an increase in transactional legal fees as we continue to grow our Broadband Infrastructure and Renewable Energy portfolios.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the years ended December 31, 2024, 2023, and 2022:

Table 15

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Income tax expense	$50,910	$53,098	$47,535
Effective tax rate	19.7%	21.0%	21.1%

The decrease in Farmer Mac's effective tax rate in 2024 is primarily attributable to renewable energy investment tax credits that Farmer Mac purchased during 2024.

Business Volume.

The following table sets forth the net growth or decrease in Farmer Mac's lines of business for the years ended December 31, 2024 and 2023:

Table 16

Net New Business Volume
		For the Years Ended
	On or Off Balance Sheet	December 31, 2024	December 31, 2023
		Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$281,282	$(17,300)
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	14,383	(44,006)
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	591,639	264,691
IO-FMGS(2)	On-balance sheet	(699)	(1,213)
USDA Securities	On-balance sheet	33,551	(38,430)
AgVantage Securities(1)	On-balance sheet	(1,115,000)	230,000
LTSPCs and unfunded loan commitments	Off-balance sheet	70,611	177,634
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(26,292)	(48,351)
Loans serviced for others	Off-balance sheet	(51,308)	556,984
Total Farm & Ranch		$(201,833)	$1,080,009
Corporate AgFinance:
Loans	On-balance sheet	$121,951	$93,470
AgVantage Securities(1)	On-balance sheet	(8,582)	(70,721)
Unfunded loan commitments	Off-balance sheet	80,357	67,723
Total Corporate AgFinance		$193,726	$90,472
Total Agricultural Finance		$(8,107)	$1,170,481
Infrastructure Finance:
Power & Utilities:
Loans	On-balance sheet	$270,217	$124,167
AgVantage Securities(1)	On-balance sheet	(377,325)	854,312
LTSPCs and unfunded loan commitments	Off-balance sheet	(63,096)	(40,736)
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	—	(1,169)
Total Power & Utilities		$(170,204)	$936,574
Broadband Infrastructure:
Loans	On-balance sheet	$144,089	$168,614
Unfunded loan commitments	Off-balance sheet	157,224	15,922
Total Broadband Infrastructure		$301,313	$184,536
Renewable Energy:
Loans	On-balance sheet	$825,414	$220,716
Unfunded loan commitments	Off-balance sheet	103,590	36,635
Total Renewable Energy		$929,004	$257,351
Total Infrastructure Finance		$1,060,113	$1,378,461
Total		$1,052,006	$2,548,942
(1)Categories of Farmer Mac Guaranteed Securities.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Farmer Mac's outstanding business volume was $29.5 billion as of December 31, 2024, a net increase of $1.1 billion from December 31, 2023 after taking into account all new business, maturities, sales, and paydowns on existing assets.

The $0.2 billion net decrease in Farm & Ranch during 2024 resulted from $3.4 billion of scheduled maturities and repayments, partially offset by $3.2 billion of new purchases, commitments, and guarantees. Included in the $3.2 billion is the purchase of $1.5 billion of Farm & Ranch loans. Scheduled loan maturities and repayments in the aggregate amount of $0.6 billion partially offset those purchases. Those purchases include $179.2 million related to Farmer Mac's purchase of two pools of loans from a single agricultural lender. During 2024, Farmer Mac also securitized $0.7 billion loans in on-balance sheet securitizations, which transferred them from loans held for investment to loans held in securitized trusts.

During 2024, a total of $2.0 billion in Farm & Ranch AgVantage Securities matured or were repaid while Farmer Mac purchased $0.9 billion. This activity primarily reflected slower loan growth resulting in less liquidity needs from Farmer Mac's AgVantage counterparties than in previous years.

The $0.2 billion net increase in Corporate AgFinance during 2024 primarily resulted from $1.2 billion of new purchases and unfunded loan commitments, which was partially offset by $1.0 billion of scheduled maturities, repayments, sales, and paydowns on revolving commitments.

The $0.2 billion net decrease in Power & Utilities during 2024 resulted from $0.9 billion of scheduled maturities and repayments, partially offset by $0.7 million of new purchases, unfunded loan commitments, and guarantees.

The $0.3 billion net increase in Broadband Infrastructure during 2024 resulted from new purchases of $0.5 billion in loans and unfunded commitments, partially offset by $0.2 billion in scheduled maturities and repayments.

The $0.9 billion net increase in Renewable Energy during 2024 primarily resulted from $1.5 billion in loan purchases and unfunded commitments, partially offset by $0.5 billion in repayments. The net increase in Renewable Energy loan purchases and unfunded commitments primarily reflects the continued strong demand for renewable power generation and storage.

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

The $0.1 billion net increase in Corporate AgFinance during 2023 resulted from $0.9 billion of new purchases and unfunded loan commitments, which was partially offset by $0.8 billion of scheduled maturities, repayments, and paydowns on revolving commitments. Farmer Mac purchased a total of $578.1 million in loans, including draws on revolving commitments, which was partially offset by $484.6 million in scheduled maturities, repayments, and paydowns on revolving commitments. The increase in loan purchases was primarily due to Farmer Mac's continued focus to support loans to larger and more complex agribusinesses focused on food and fiber processing and other food supply chain production.

The $0.9 billion net increase in Power & Utilities during 2023 resulted from $1.8 billion of new purchases, unfunded loan commitments, and guarantees, which was partially offset by $0.8 billion of scheduled maturities and repayments. Farmer Mac purchased a total of $1.5 billion in AgVantage Securities and $297.6 million in electric distribution and generation and transmission loans. The $297.6 million in loan purchases was partially offset by $173.4 million in scheduled maturities and repayments. The net increase in loan purchases primarily reflected borrowers' normal-course capital expenditures related to maintaining and upgrading utility infrastructure.

The $0.2 billion net increase in Broadband Infrastructure during 2023 resulted from $0.3 billion of new purchases and unfunded loan commitments, which was partially offset by $0.1 in repayments.

The $0.3 billion net increase in Renewable Energy during 2023 primarily reflects $273.5 million in loan purchases, partially offset by $52.7 million in repayments.

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

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 17

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in thousands)
AgVantage securities	$1,362,720	$4,284,405	$4,990,483
Loans securitized and held in consolidated trusts with beneficial interests owned by third parties (structured and single-class)	673,451	317,524	460,588
Total Farmer Mac Guaranteed Securities Issuances	$2,036,171	$4,601,929	$5,451,071

Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those securitized loans. During 2024, Farmer Mac executed two structured securitization transactions, whereby it sold and securitized agricultural mortgage loans resulting in $624.1 million of Farmer Mac Guaranteed Securities. In this transaction, Farmer Mac transferred selected loans to a depositor which then deposited the loans into a trust, at which time the loans became assets of the trust. Farmer Mac concluded that it was the primary beneficiary of the trust because Farmer Mac retained significant interest and has power over the activities most significant to the economic performance of the Variable Interest Entity in its role as Master Servicer. Therefore, Farmer Mac consolidates the assets and liabilities of the trust for this structured securitization. Farmer Mac does not consider the assets held by the related securitization trust to be available to satisfy the claims of the creditors of Farmer Mac and/or the depositor.

During 2024, 2023, and 2022, Farmer Mac realized no gains or losses from the securitization of loans that it holds in consolidated trusts. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets.

During 2024, 2023, and 2022, Farmer Mac realized no gains or losses from the issuance of Farmer Mac Guaranteed USDA Securities or AgVantage Securities.

The following table sets forth information about outstanding volume in each of Farmer Mac's lines of business as of the dates indicated:

Table 18

Outstanding Business Volume
	On or Off Balance Sheet	As of December 31,
		2024	2023	2022
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$5,414,732	$5,133,450	$5,150,750
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	885,295	870,912	914,918
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	1,152,988	561,349	296,658
IO-FMGS(2)	On-balance sheet	8,710	9,409	10,622
USDA Securities	On-balance sheet	2,402,423	2,368,872	2,407,302
AgVantage Securities(1)	On-balance sheet	4,720,000	5,835,000	5,605,000
LTSPCs and unfunded loan commitments	Off-balance sheet	3,070,554	2,999,943	2,822,309
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	426,310	452,602	500,953
Loans serviced for others	Off-balance sheet	525,956	577,264	20,280
Total Farm & Ranch		$18,606,968	$18,808,801	$17,728,792
Corporate AgFinance:
Loans	On-balance sheet	$1,381,674	$1,259,723	$1,166,253
AgVantage Securities(1)	On-balance sheet	280,297	288,879	359,600
Unfunded loan commitments	Off-balance sheet	225,734	145,377	77,654
Total Corporate AgFinance		$1,887,705	$1,693,979	$1,603,507
Total Agricultural Finance		$20,494,673	$20,502,780	$19,332,299
Infrastructure Finance:
Power & Utilities:
Loans	On-balance sheet	$2,886,576	$2,616,359	$2,492,192
AgVantage Securities(1)	On-balance sheet	3,521,143	3,898,468	3,044,156
LTSPCs and unfunded loan commitments	Off-balance sheet	401,647	464,743	505,479
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	—	—	1,169
Total Power & Utilities		$6,809,366	$6,979,570	$6,042,996
Broadband Infrastructure:
Loans	On-balance sheet	$622,207	$478,118	$309,504
Unfunded loan commitments	Off-balance sheet	180,259	23,035	7,113
Total Broadband Infrastructure		$802,466	$501,153	$316,617
Renewable Energy:
Loans	On-balance sheet	$1,265,700	$440,286	$219,570
Unfunded loan commitments	Off-balance sheet	150,825	47,235	10,600
Total Renewable Energy		$1,416,525	$487,521	$230,170
Total Infrastructure Finance		$9,028,357	$7,968,244	$6,589,783
Total		$29,523,030	$28,471,024	$25,922,082
(1)A type of Farmer Mac Guaranteed Security.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of December 31, 2024:

Table 19

Schedule of Principal Amortization as of December 31, 2024
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2025	$824,025	$422,103	$116,709	$1,362,837
2026	712,891	436,220	117,466	1,266,577
2027	803,181	304,487	119,147	1,226,815
2028	995,547	254,443	118,173	1,368,163
2029	1,051,739	386,820	118,964	1,557,523
Thereafter	9,221,789	2,463,446	1,999,774	13,685,009
Total	$13,609,172	$4,267,519	$2,590,233	$20,466,924

Of Farmer Mac's $29.5 billion outstanding principal balance of business volume as of December 31, 2024, $8.5 billion were AgVantage securities included in the Agricultural Finance and Infrastructure Finance lines of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. Changes in quarterly AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product, scheduled maturity amounts for a particular quarter, the liquidity needs of Farmer Mac’s AgVantage counterparties, and changes in the pricing and availability of wholesale funding. Based on these factors, Farmer Mac expects its business volumes in AgVantage securities to continue to be volatile. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of December 31, 2024:

Table 20

AgVantage Balances by Year of Maturity
As of
December 31, 2024
(in thousands)
2025	$2,028,275
2026	1,353,490
2027	1,091,393
2028	673,300
2029	1,061,019
Thereafter(1)	2,313,963
Total	$8,521,440
(1)Includes various maturities ranging from 2030 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.7 years as of December 31, 2024.

Related Party Transactions. As provided by Farmer Mac's statutory charter, only banks, insurance companies, and other financial institutions or similar entities may hold Farmer Mac's Class A voting common stock, and only institutions of the FCS may hold Farmer Mac's Class B voting common stock. Farmer Mac's charter also provides that holders of Class A voting common stock elect five members of Farmer Mac's 15-member board of directors and that holders of Class B voting common stock elect five members of the board of directors. The ownership of Farmer Mac's two classes of voting common stock is currently concentrated in a small number of institutions. Approximately 47% of the Class A voting common stock is held by three financial institutions, with 31% held by one institution. Approximately 97% of the Class B voting common stock is held by five FCS institutions (two of which are related to each other through a parent-subsidiary relationship).

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

The following table summarizes the material relationships between Farmer Mac and certain related parties. The related parties listed in the table below consist of (1) all holders of at least five percent of a class of Farmer Mac voting common stock as of December 31, 2024 and (2) other institutions that are considered "related parties" through an affiliation with a Farmer Mac director and that have conducted business with Farmer Mac during the two years ended December 31, 2024. The table below does not specify any relationships based on the ownership of Farmer Mac's non-voting common stock or any series of preferred stock.

Table 21

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgFirst Farm Credit Bank	84,024 shares of Class B voting common stock (16.79% of outstanding Class B stock and 5.49% of total voting common stock outstanding)	None	In 2024 and 2023, Farmer Mac earned approximately $1.3 million and $1.4 million, respectively, in fees attributable to transactions with AgFirst, primarily commitment fees for LTSPCs.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgriBank, FCB	201,621 shares of Class B voting common stock (40.30% of outstanding Class B stock and 13.17% of total voting common stock outstanding)	None	Farmer Mac did not conduct any business with AgriBank during 2024 or 2023.
Bath State Bank	Less than 5% ownership	Former Farmer Mac director Dennis L. Brack (retired in May 2024) serves as a director of Bath State Bank and Bath State Bancorp, the holding company of Bath State Bank.
Farmer Mac purchased $6.5 million and $1.3 million USDA Securities from Bath State Bank in 2024 and 2023, respectively. Farmer Mac also purchased $3.0 million and $0.3 million in Agricultural Finance mortgage loans from Bath State Bank in 2024 and 2023, respectively.

CoBank, ACB	163,253 shares of Class B voting common stock (32.63% of outstanding Class B stock and 10.66% of total voting common stock outstanding)	Former Farmer Mac director Everett M. Dobrinski (retired in May 2024) served on CoBank's independent nominating committee until December 2023.	Farmer Mac purchased $442.7 million and $438.8 million in loans from CoBank in 2024 and 2023, respectively.
In 2024 and 2023, CoBank retained $4.0 million and $3.6 million of servicing fees related to the loan participations sold to Farmer Mac, respectively.
Farm Credit of Florida	Less than 5% ownership	Farmer Mac director Robert Sexton serves as a director of Farm Credit of Florida.	Farmer Mac purchased $1.7 million Agricultural Finance mortgage loans from Farm Credit of Florida in 2024. Farmer Mac did not purchase any mortgage loans from Farm Credit of Florida in 2023.
In 2024 and 2023, Farm Credit of Florida retained $16,000 and $11,000 in servicing fees for its work as a Farmer Mac servicer, respectively.
Farm Credit Bank of Texas (FCBT)	38,503 shares of Class B voting common stock (7.70% of outstanding Class B stock and 2.51% of total voting common stock outstanding)	None	In 2024 and 2023, Farmer Mac earned approximately $3.6 million and $3.4 million, respectively, in fees attributable to transactions with FCBT, primarily commitment fees for LTSPCs.
In both 2024 and 2023, FCBT retained approximately $0.1 million in servicing fees for its work as a Farmer Mac servicer.
Matthew 25 Management Corp.	79,484 shares of Class A voting common stock (7.71% of outstanding Class A stock and 5.19% of total voting common stock outstanding)	None	Farmer Mac did not conduct any business with Matthew 25 Management Corp. during 2024 and 2023.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
National Rural Utilities Cooperative Finance Corporation (CFC)	81,500 shares of Class A voting common stock (7.91% of outstanding Class A stock and 5.32% of total voting common stock outstanding)	None	Transactions with CFC represented 27.9% and 37.1% of loans under the Infrastructure Finance line of business during 2024 and 2023, respectively.
In 2024 and 2023, Farmer Mac earned commitment fees of approximately $0.9 million and $1.0 million, respectively, attributable to transactions with CFC.
In 2024 and 2023, Farmer Mac earned interest income of $158.4 million and $143.5 million, respectively, attributable to AgVantage transactions with CFC.
In 2024 and 2023, CFC retained approximately $4.1 million and $3.7 million in servicing fees for its work as a Farmer Mac servicer, respectively.
Zions Bancorporation, National Association (Zions)	322,100 shares of Class A voting common stock (31.25% of outstanding Class A stock and 21.04% of total voting common stock outstanding)	None
In 2024 and 2023, Farmer Mac purchased $173.9 million and $160.1 million of Agricultural Finance mortgage loans from Zions, respectively. In 2024 and 2023, Farmer Mac purchased $0.4 million and $0.2 million, of USDA Securities from Zions, respectively. Transactions with Zions represented 3.1% of Farmer Mac's total outstanding business volume (excluding loans serviced for others) as of both December 31, 2024 and 2023.

In both 2024 and 2023, Zions retained approximately $11.2 million in servicing fees for its work as a Farmer Mac servicer.

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

Outlook

Business Outlook

Products and Portfolio
Farmer Mac serves a vital role in serving rural America by offering liquidity, capital, and risk management tools as a secondary market to help increase the accessibility of financing for American agriculture and rural infrastructure. The growth trajectory of Farmer Mac is closely tied to the capital and liquidity needs of the lending institutions serving agriculture and infrastructure businesses and the overall financial health of borrowers in these sectors. Even with continued high market interest rates and global and economic volatility, Farmer Mac's outstanding business volume and net effective spread increased 3.7% and 3.8% in 2024 versus 2023, respectively. The increase in business volume and net effective spread primarily reflects the diversification of Farmer Mac’s business model and the resiliency of the agriculture and infrastructure sectors.

Several factors continue to influence business volume growth dynamics. The persistently elevated market interest rates have had a direct effect on Farmer Mac’s Farm & Ranch product interest rates, and there generally exists an inverse correlation between Farm & Ranch new loan purchase volumes and changes in Farm & Ranch product interest rates, with higher product interest rates slowing portfolio loan prepayments. Also, a tightening agricultural economy is creating the need for additional liquidity and working capital needs for borrowers managing through this agricultural cycle. The net effect of these forces contributed to positive Farm & Ranch loan purchase portfolio growth in 2024. Future changes in monetary policy, sustained elevated product interest rates, and the financial health of borrowers are anticipated to influence the demand for Agricultural Finance mortgage loans and the pace of repayments. Farmer Mac experienced a decrease in wholesale finance volume during 2024, driven by slower market loan growth and a tightening of market credit spreads that resulted in less liquidity and diversification needs from our counterparties. Any future growth will likely be influenced by market interest rates and credit spreads, overall economic conditions and loan growth opportunities, and the relative value of Farmer Mac’s products versus the broader market. Corporate AgFinance loan purchases and unfunded commitments increased 14.4% in 2024 versus 2023. The Infrastructure Finance segments showed significant business volume growth in 2024, increasing over $1 billion, or 13.3%, to $9.0 billion in 2024 versus 2023. Business volume in Infrastructure Finance was strong across most products and segments in 2024, primarily driven by increased financing activity for renewable energy projects and broadband infrastructure in response to continued strong demand for renewable power generation and storage and data center investments.

Opportunities for profitable future growth include Farmer Mac's potential role in alleviating liquidity, capital, and return-on-equity capital challenges faced by agricultural and infrastructure lenders. The suite of Farmer Mac's offerings encompasses loan and loan portfolio purchases, participations, guarantees, LTSPCs, wholesale funding, and securitizations. In 2024, Farmer Mac purchased from a single agricultural lender two pools of Farm & Ranch loans with an aggregate outstanding principal balance of $179.2 million. Ongoing business and product development efforts continue to attract institutional investors and nontraditional lenders, resulting in the diversification of Farmer Mac's customer base and product set, potentially generating increased product demand from new sources. Farmer Mac’s expanded loan servicing capabilities enhance our loan portfolio purchase value proposition, adding new product offerings to an increasingly diverse customer base.

Growing relationships with larger agriculture lenders, financial industry consolidation, interest rates and market volatility, as well as financial institutions' focus on capital efficiency and liquidity continue to provide increased opportunities for Farmer Mac, influencing the demand for loan purchases, risk management solutions, and wholesale funding. Any such growth may lead to an increase in the average transaction size within Farmer Mac’s lines of business. The financing needs arising from mergers, acquisitions, consolidation, and vertical integration in the agricultural and infrastructure industries present further opportunities for Farmer Mac’s loan purchase products and other financing solutions. And investments supporting consumer and food supply demand may increase financing needs in the food and agriculture supply chain, potentially requiring incremental capital support through the secondary market. Deepening relationships with eligible infrastructure counterparties are expected to continue to create opportunities to support fiber and broadband-related transactions, including significant market activity and investments in wholesale data centers, as well as renewable energy projects. Changes associated with governmental policies, including but not limited to fiscal, monetary, tax, and regulatory policies implemented by the new federal executive administration, have the potential to impact the primary business sectors served by Farmer Mac, which could affect business volume growth and opportunities.

Funding

Unlike depository institutions, Farmer Mac's funding sources do not rely on deposits, allowing us to navigate beyond short-term liquidity disruptions and to potentially take advantage of increased opportunities in a competitive lending environment. This is because our debt has a contractual term to maturity and because we have the ability to redeem our callable debt before its original maturity date when market conditions are beneficial to Farmer Mac. In contrast, depository institutions largely rely on demand deposit accounts in which the depositors hold the right to withdraw at any time. During the second half of 2024, we began to see some benefit from calling fixed-rate debt and may continue to see this benefit subject to market conditions.

Farmer Mac's business may benefit from natural business hedges that help mitigate vulnerability to effects from interest rate volatility. When interest rates rise, prepayments tend to decline, but interest earned on excess cash and capital could increase. Conversely, when interest rates decline, loan purchase volume often increases, but prepayments tend to rise as well. Although these natural business dynamics may not be perfect offsets, they tend to provide some counterbalance to mitigate volatility from changes in short-term interest rates.

Operations

Farmer Mac anticipates ongoing increases in operating expenses over the next several years, aligned with our planned expansion of investments in human capital, technology, and business infrastructure. These investments are designed to enhance capacity and efficiency in support of growth opportunities and long-term strategic objectives. By investing in infrastructure and funding platforms, Farmer Mac aims to scale more efficiently in tandem with future portfolio and earnings growth. These initiatives are expected to improve product delivery and funding efficiency, potentially generating more benefits for future growth.

Another focus of our planned infrastructure investments is a continued effort to expand our servicing capabilities and to enhance the efficiency of processes associated with loan onboarding and servicing. Farmer Mac expects to continue to leverage technology enhancements and servicing standardization efforts to drive scalability and consistency. Technology enhancements are planned for 2025 to continue to incorporate all Farmer Mac loan portfolios onto our servicing platform and to provide flexibility in accessing loan portfolio information, as well as streamlining operational workflows.

Agricultural Finance Industry Outlook

Farm Incomes
Overall farm profitability has compressed in the last two years. According to the USDA, net cash farm income peaked at $210.1 billion in 2022, a record for both nominal and inflation-adjusted farm profits. The primary driver of profitability in 2022 was higher cash revenues, in contrast to 2019 and 2020, when elevated government support payments supported farm incomes. The USDA currently estimates that annual net cash farm income decreased 25% in 2023 but rebounded 2% higher in 2024. Looking ahead to 2025, the USDA forecasts an additional 22% increase in net cash farm income, fueled by a $33 billion increase in government support payments from the American Relief Act enacted in 2024. If realized, 2025 net cash farm income would reach the third-highest inflation-adjusted level in history. Ad-hoc and supplemental government support payments are not guaranteed annually, but can help offset poor market conditions for producers.

Commodity prices may see increased volatility in 2025 due to a rebound in global supply levels. Annual grain crop prices, which had faced pressure for much of 2024, stabilized in fourth quarter 2024, and even increased modestly for some crops. Prices were also modestly higher for tree nuts in fourth quarter 2024. Tree nut producers have reduced new plantings in recent years, which, combined with robust exports this marketing year, has provided moderate support for prices. Tree nut prices, including almonds and walnuts, had faced similar pressure in recent years from rising production. However, production was relatively stable in 2024, helping limit and even partially alleviate the buildup in inventories. Within the livestock and animal protein sector, producers benefited from lower feed costs in 2024, particularly the cattle sector. Broadly speaking, farm expenses could also abate somewhat into 2025, with lower expected feed, fertilizer, interest, and fuel costs partially offset by higher expected livestock, labor, and rental rates. Demand for corn and soybean by-products could see a boost in 2025 as renewable diesel and sustainable aviation fuel markets continue to mature.

The change in U.S. political leadership may introduce both opportunities and challenges for the agricultural sector. Shifts in trade policies, environmental regulations, and immigration laws could result in significant impacts on agricultural producers and the sector as a whole. These changes could lead to both favorable and unfavorable conditions, influencing trade dynamics, the strength of the U.S. dollar, labor costs and availability, and regulatory frameworks. The agricultural sector may experience varying degrees of disruption and adaptation in response to these evolving policies, and these changes could increase the volatility of sector profitability in the near-term.

Lower prices for several agricultural commodities could have multiple competing effects on loan performance and agricultural credit demand. Constraints on cash flow can cause loan delinquency rates to rise back to and surpass historical averages. This reversion is most likely in commodities experiencing negative market conditions like some grain and permanent crops. Simultaneously, cash flow constraints can increase demand for debt capital to reorganize balance sheets and replace lost incomes. Farmer Mac believes that its portfolio and market strategy is sufficiently diversified by borrower, industry, and region to maintain robust portfolio performance through the current cycle to be positioned to support any expansion of the farm mortgage market that may arise in the coming quarters.

Land Values
Record-setting farm incomes in 2021 and 2022, combined with historically low interest rates in 2020 and 2021, drove a rapid rise in land values and a decrease in farm delinquencies and bankruptcies. Momentum for farmland values persisted throughout 2023 due to high levels of farm liquidity and a constrained supply of farmland for sale. Land values slowed in some markets in 2024 due to higher interest rates and lower profitability for some agricultural sectors. Land value survey data from the USDA shows a 5% increase in average farm real estate values from June 2023 to June 2024. Annual farm real estate value gains were highest in the Southeast (9.4%) and the Southern Plains (7.5%) and still strong but slowing in the Lake states (4.3%), the Corn Belt (3.7%), and the Southeast (2.4%).

Farmland value growth rates moderated in the second half of 2024 in the face of continued higher market interest rates and stagnating price for some commodities. The Federal Reserve Bank of Chicago AgLetter reported no change in farmland values in the Seventh District (primarily Iowa, Indiana, Illinois, and Wisconsin) between October 2023 and October 2024. This was down from a 5% increase over the previous 12-month period. Data from the Federal Reserve Bank of Kansas City showed that land values continued to grow in the Tenth District (primarily Kansas, Missouri, Nebraska, and Oklahoma), increasing 5.5% from third quarter 2023 to third quarter 2024. However, the growth rate in both regions has trended consistently lower in the last several years, and growth rates in land values could continue to moderate in 2025. Lower prices for some commodities and an elevated interest rate environment represent headwinds to farmland values, particularly in states like California. A relatively low supply of available farmland in many regions and persistent demand for the asset class across a wide variety of investors could help maintain balance in the farmland transaction markets.

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

Markets and Weather
Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. Some of the external market conditions that could adversely affect the farm and food sectors into 2025 include foreign trade and trade policy, supply chain disruptions, and weather and environmental conditions. The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand, making trade policy an important consideration for farms and food. The USDA projects that U.S. agriculture exports will drop to $170.0 billion in 2025, 3% lower than 2024 and down 13% relative to peak levels in 2022. Through November 2024, agricultural export values were roughly even in 2024 compared to 2023. One challenge for U.S. exports has been the value of the U.S. dollar relative to competing exporters of agricultural goods. The USDA projects this headwind to continue in 2025. Slower global growth could also be a headwind for consumer-oriented products like animal proteins, dairy, fruits, and nuts. Ukrainian corn and wheat export shipments continue to rebound and have approached pre-2022 levels in recent months. Looking ahead, economic and geopolitical uncertainties could lead to higher volatility for the U.S. dollar during 2025.

Severe weather conditions continue to shape agricultural sectors. In 2024, the U.S. experienced 27 separate billion-dollar weather disasters, as tracked by the National Oceanic and Atmospheric Administration. Many of those events affected agriculture, including midwestern storms, flooding, western wildfires, excessive heat, and drought. Through December 31, 2024, Farmer Mac's portfolio had not experienced any material performance degradation as a result of these events. Federal crop insurance provides a strong mitigator against this risk, but farmers and ranchers face increasingly severe weather incidents and production volatility.

Drought conditions increased modestly in intensity and prevalence in fourth quarter 2024 after a sizable improvement in conditions in 2023 for large portions of the West Coast. Drought conditions intensified in several western states in the second half of 2024. Nearly one-third of California was classified as in severe drought to start 2025, up from 0% at the beginning of 2024. Farmer Mac had minimal exposure to the areas affected by the southern California wildfires in early 2025. As of January 21, 2025, 17% of the continental U.S. was classified as being in moderate to exceptional drought according to data from the National Center for Environmental Information, which is slightly higher than the same period of 2024. At the end of 2024, approximately 70% of the United States is classified as experiencing some level of drought or dryness according to the National Drought Mitigation Center, USDA, and NOAA. .

For loans in areas that commonly experience exceptional drought (primarily in California), Farmer Mac's underwriting standards include an assessment of anticipated long-term water availability for the related property and how water availability impacts the collateral value and the borrower's liquidity position to mitigate that risk.

Agricultural Processing and Food Supply Chain
The production of food, feed, fiber, and biofuels has been economically viable in the past few years, but some factors continued to evolve into 2025. Rising consumer inflation boosted the profitability of the food processing and supply chains in 2021 and 2022. Moderating consumer prices in 2023 and 2024 increased the volume of consumer spending but also limited the profit expansion of food and fiber businesses. Biofuels have gained demand due to low-carbon regulations in several states and incremental tax benefits for the production of renewable diesel and sustainable aviation fuel. A large number of planned biofuel projects and new facilities for 2025 could provide support for raw materials such as corn and soybeans, but markets for these fuels are nascent and could evolve or erode rapidly in the coming quarters. A strong U.S. dollar, trade issues, labor availability, changes to consumer demand due to health policy and pharmaceuticals, and a high risk of global economic stress could pose challenges for these sectors in 2025 and 2026. Nonetheless, consumer spending held steady throughout 2024, providing stable conditions for value-added food, feed, fiber, and biofuel consumption. Credit demand in these sectors could grow in the next few quarters if interest rate policy maintains course, inflation rises again, mergers and acquisitions activity increases, or economic uncertainty clears up.

Infrastructure Finance Industry Outlook

Power & Utilities
Economic conditions affecting rural power and electricity markets typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers advanced in 2024, with an annual increase in sales of 1.1% and an increase in revenue of 3.5%, respectively, in the last 12 months through November 2024 compared to November 2023. This increase was the result of higher residential and commercial electricity sales combined with slightly higher average prices paid for electricity relative to 2023. Higher energy input prices, such as natural gas and coal, became a headwind in 2022. After two years of increased prices and heightened volatility, oil and natural gas prices moderated throughout much of 2023 and 2024. Continued geopolitical uncertainty in the Middle East and Eastern Europe could increase energy price volatility, but power producers are generally able to pass higher input costs through to retail electricity prices as evidenced by higher retail electricity prices in 2022 and parts of 2023. Through December 31, 2024, Farmer Mac had not observed material degradation in the financial performance of its Power & Utilities loans, and that portfolio has never had a serious delinquency or default since its inception. Credit demand for electric cooperatives will likely be tied to ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure. These growth opportunities may be affected by the demand for electric power in rural areas, increased power demand from regional data centers, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Generally, these investments are expected to continue at, or above, historical levels based on the replacement and modernization of existing and new infrastructure.

Renewable Energy
Growth in renewable energy generation and deployment of energy storage technologies has the potential to continue to deepen Farmer Mac's relationships with existing customers through new business opportunities. According to data from the U.S. Energy Information Administration, renewable electricity capacity is expected to grow by 167% in the next ten years, compared to total electric capacity growth of 43%. The rising cost of fossil fuel-based inputs combined with the falling costs of renewable power generation may hasten this increase in capacity along with recently enacted legislation, such as the Inflation Reduction Act of 2022 that incentivizes domestic production in clean energy technologies such as solar and wind. Because of these policy tailwinds, analysis from Bloomberg New Energy Finance (BNEF) estimates that investors will put $3.2 trillion into renewable projects between 2021 and 2050. If realized, growth in renewable energy capacity has the potential to broaden Farmer Mac's customer base focused on financing renewable energy projects and companies. In response to this expected growth, Farmer Mac has hired industry-specialized staff and deployed new financing products tailored to the renewable energy sector, which represents a new and growing market opportunity for Farmer Mac.

Broadband Infrastructure
Rural telecommunication and data connectivity has proven to be of vital economic importance in the last decade, as more households and agricultural enterprises require more data and connectivity to thrive. The rapid growth in digital technologies, including the ongoing interest and investment in artificial intelligence, advancements in cloud computing, and wireless network densification, will require significantly more computing and storage capabilities as well as investment in additional fiber network capacity. These industry tailwinds are creating additional investments in rural telecommunications infrastructure by cooperative and non-cooperative providers, which is aided by access to many federally funded programs, such as USDA's Broadband Equity Access and Deployment Program (BEAD), the Federal Communications Commission's Rural Digital Opportunity Fund (RDOF), the USDA’s ReConnect program, and the USDA’s Telecommunications Infrastructure Loan and Loan Guarantee program. In addition to capital projects spurred by these programs, Farmer Mac could see an increase in financing opportunities for other telecommunications providers in rural areas, with fiber line expansion, wireless broadband deployment, industry consolidation and efficiency through mergers and acquisitions, and data processing center buildouts all increasingly important to rural economic opportunity and the constant connectivity required by the food and agriculture industries.

The recent change in U.S. political leadership may introduce both opportunities and challenges for the infrastructure sector. Potential changes in tax policy as well as trade and immigration laws could result in significant impacts to infrastructure borrowers, especially for renewable energy projects. These changes could lead to delays in completing current projects and slow future investments in renewable energy and battery storage projects as well as the deployment of fiber and broadband infrastructure in rural areas. The infrastructure sector may experience varying degrees of disruption and adaptation in response to these evolving policies, and these changes could increase the volatility of sector profitability in the near-term. The potential for disruption in these sectors due to policy changes may be somewhat mitigated by the historically strong market demand for electrification, the ongoing diversification of power generating assets from electricity producers, and continued strong investments in data centers and fiber infrastructure.

Legislative and Regulatory Outlook

Farmer Mac continues to closely monitor potential legislative and regulatory changes that could significantly impact the organization or its stakeholders, including:

•The 2024 elections have resulted in single-party control over both the executive and legislative branches of government. Some recent executive branch actions have the potential to influence Farmer Mac's regulatory environment:

◦President Trump has designated Jeffery Hall, who had already been serving on the board of the Farm Credit Administration (FCA), as the board chairman and CEO of FCA, the safety and soundness regulator of Farmer Mac. Chairman Hall will oversee FCA’s regulatory agenda while serving in that role. Any new rules proposed by FCA would not be subject to President Trump's "regulatory freeze" executive order issued on January 20, 2025 because that freeze does not apply to rules approved by a department or agency head appointed or designated by President Trump. FCA's latest regulatory projects plan published in Fall 2024 includes a review of Farmer Mac's regulatory capital framework, with a notice of proposed rulemaking targeted for May 2025. This timeline may change, and Farmer Mac's management team will continue to monitor and engage with this regulatory process as it develops.

◦President Trump has designated Mark Uyeda as the Acting Chairman of the Securities and Exchange Commission (SEC). Similar to any new rules proposed by FCA, any new rules proposed by the SEC would not be subject to President Trump's "regulatory freeze" executive order issued on January 20, 2025 because the Acting Chairman was designated by President Trump.

•Two of the three members of the FCA board, including Chairman Hall, are currently serving in a "holdover status," meaning that their terms have expired. These board members will continue to serve until the President nominates and the Senate confirms their replacements.

•FCA's final rule on cyber risk management became effective on January 1, 2025. Farmer Mac does not expect this new rule to have a significant effect on its business practices or operations, as most of the rule's requirements had already been implemented by Farmer Mac before the rule's effective date.

•Congress is expected to consider a number of significant issues during 2025, including the expiring provisions of the Tax Cuts and Jobs Act of 2017, the debt ceiling, annual spending bills, and the reauthorization or extension of the farm bill. The farm bill, an omnibus legislative bill supporting farmers' profitability, rural community vitality, and infrastructure modernization, is typically updated by Congress every five years. However, the 2018 farm bill has been extended twice for one year each to allow Congress more time to develop new policies included in farm bill reauthorization. The current one-year extension of the 2018 farm bill will expire on September 30, 2025. If Congress does not pass a new farm bill or extend the 2018 farm bill by December 31, 2025, federal agricultural policy will revert to 1930s-era policy, which provides no price support for many key commodities.

•Farmer Mac continues to work with stakeholders and Congress on changes to its charter in the farm bill reauthorization to better support lenders serving rural areas. Any changes would require Congressional approval and the President's signature.

•Farmer Mac will continue to monitor Congress’s consideration of tax policy in 2025. Several provisions of the Tax Cuts and Jobs Act of 2017 are scheduled to expire in 2025. Congress is likely to address the expiration of these policies and possibly address other tax policies that may directly affect Farmer Mac, such as the corporate tax rate and potential exemptions for income generated from loans secured by agricultural real estate.

Balance Sheet Review

The following table summarizes Farmer Mac's balance sheet as of the periods indicated:

Table 22

	As of		Change
	December 31, 2024	December 31, 2023	$	%
	(in thousands)
Assets
Cash and cash equivalents	$1,024,007	$888,707	$135,300	15%
Investment securities	5,973,301	4,979,504	993,797	20%
Farmer Mac Guaranteed Securities	8,232,234	9,745,548	(1,513,314)	(16)%
USDA Securities	2,371,352	2,355,412	15,940	1%
Loans, net of allowance	11,166,984	9,607,531	1,559,453	16%
Loans held in trusts	2,037,654	1,431,818	605,836	42%
Other	519,210	515,862	3,348	1%
Total assets	$31,324,742	$29,524,382	$1,800,360	6%
Liabilities
Notes Payable	$27,371,174	$26,336,542	$1,034,632	4%
Debt securities of consolidated trusts held by third parties	1,929,628	1,351,069	578,559	43%
Other	534,914	424,908	110,006	26%
Total liabilities	$29,835,716	$28,112,519	$1,723,197	6%
Total equity	1,489,026	1,411,863	77,163	5%
Total liabilities and equity	$31,324,742	$29,524,382	$1,800,360	6%

Assets. The increase in total assets was primarily attributable to new loan volume, including those held in consolidated trusts, and a larger investment portfolio.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to fund the acquisition of loan volume, including those held in consolidated trusts.

Equity. The increase in total equity was primarily due to an increase in retained earnings and an increase in accumulated other comprehensive income, which was partially offset by the redemption of the Series C Preferred Stock.
Risk Management

Credit Risk – Loans and Guarantees.
Agricultural Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Agricultural Finance mortgage loans as of December 31, 2024 was $12.4 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For Corporate AgFinance loans, which are often larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for Agricultural Finance mortgage loans, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch" and "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance."

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. For Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, Farmer Mac's 90-day delinquencies as of December 31, 2024, were $108.9 million (0.88% of the Agricultural Finance mortgage loan portfolio to which Farmer Mac has direct credit exposure), compared to $34.7 million (0.31% of the Agricultural Finance mortgage loan portfolio) as of December 31, 2023. Those 90-day delinquencies consisted of 62 delinquent loans as of December 31, 2024, compared to 23 delinquent loans as of December 31, 2023. The increase in the number of 90-day delinquencies was primarily driven by increased delinquencies in permanent plantings and crops and was concentrated in the Southwest region. The increase in loans 90 days or more delinquent as of December 31, 2024 compared to December 31, 2023 reflects the continued decrease in U.S. farm income driven by weak agricultural commodity prices and elevated input costs. $37.6 million of the increase in 90-day delinquent loans was related to a single permanent planting borrower relationship. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of December 31, 2024. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Farmer Mac's 90-day delinquency rate as of December 31, 2024 was slightly below Farmer Mac's historical average. In the near-term, our delinquency rate may exceed our historical average due to the current agricultural cycle or changes in the general economy or unforeseen and idiosyncratic events like adverse weather events. Farmer Mac's average 90-day delinquency rate as a percentage of its Agricultural Finance mortgage loan portfolio over the last 15 years is approximately 1%. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure:

Table 23

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2024	$12,369,477	$108,944	0.88%
September 30, 2024	11,466,670	144,407	1.26%
June 30, 2024	11,409,396	62,063	0.54%
March 31, 2024	11,184,817	76,825	0.69%
December 31, 2023	11,223,276	34,677	0.31%
September 30, 2023	11,014,678	42,443	0.39%
June 30, 2023	10,826,201	45,368	0.42%
March 31, 2023	10,680,419	70,646	0.66%
December 31, 2022	10,719,571	43,498	0.41%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.37% of total outstanding business volume as of December 31, 2024, compared to 0.12% as of December 31, 2023 and 0.17% as of December 31, 2022.

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of December 31, 2024 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 24

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of December 31, 2024
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2014 and prior	7%	$815,515	$2,697	0.33%
2015	2%	274,556	789	0.29%
2016	4%	443,004	13,230	2.99%
2017	4%	498,919	2,449	0.49%
2018	5%	573,941	5,914	1.03%
2019	6%	764,448	17,627	2.31%
2020	16%	1,938,280	23,540	1.21%
2021	20%	2,541,473	5,138	0.20%
2022	13%	1,652,620	18,774	1.14%
2023	9%	1,143,957	14,656	1.14%
2024	14%	1,722,764	4,130	0.24%
Total	100%	$12,369,477	$108,944	0.88%
By geographic region(2):
Northwest	12%	$1,448,007	$5,343	0.37%
Southwest	29%	3,600,482	75,818	2.11%
Mid-North	26%	3,187,263	14,864	0.47%
Mid-South	18%	2,268,942	7,407	0.33%
Northeast	5%	563,737	2,157	0.38%
Southeast	10%	1,301,046	3,355	0.26%
Total	100%	$12,369,477	$108,944	0.88%
By commodity/collateral type:
Crops	49%	$6,045,187	$43,972	0.73%
Permanent plantings	21%	2,569,068	50,058	1.95%
Livestock	19%	2,334,660	8,988	0.38%
Part-time farm	4%	508,536	5,926	1.17%
Ag. Storage and Processing	7%	873,439	—	—%
Other	—%	38,587	—	—%
Total	100%	$12,369,477	$108,944	0.88%
By original loan-to-value ratio:
0.00% to 40.00%	17%	$2,080,179	$6,710	0.32%
40.01% to 50.00%	21%	2,644,189	30,834	1.17%
50.01% to 60.00%	33%	4,043,522	61,165	1.51%
60.01% to 70.00%	21%	2,552,281	9,307	0.36%
70.01% to 80.00%(3)	2%	262,695	928	0.35%
80.01% to 90.00%(3)	—%	26,817	—	—%
Enterprise Value(4)	6%	759,794	—	—%
Total	100%	$12,369,477	$108,944	0.88%
By size of borrower exposure(5):
Less than $1,000,000	26%	$3,245,032	$12,737	0.39%
$1,000,000 to $4,999,999	39%	4,754,341	46,796	0.98%
$5,000,000 to $9,999,999	14%	1,769,013	11,807	0.67%
$10,000,000 to $24,999,999	13%	1,654,391	—	—%
$25,000,000 and greater	8%	946,700	37,604	3.97%
Total	100%	$12,369,477	$108,944	0.88%
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Agricultural Finance mortgage loans is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of December 31, 2024, Farmer Mac's Agricultural Finance mortgage loans (to which it has direct credit exposure) comprising substandard assets were $398.3 million (3.2% of the portfolio), compared to $186.0 million (1.7% of the portfolio) as of December 31, 2023. Those substandard assets comprised 336 loans as of December 31, 2024 and 206 loans as of December 31, 2023.

The increase of $212.3 million in Agricultural Finance substandard assets during 2024 was primarily attributable to credit risk rating downgrades in permanent plantings and crops. Most of the increase in substandard permanent planting loans were in the Corporate AgFinance segment of the portfolio. Credit performance within the crops and livestock commodities have begun to revert toward historical averages after those commodities were supported by higher commodity prices and federal government support payments in previous years. Overall, Agricultural Finance substandard assets increased as a percentage of our on- and off-balance sheet Agricultural Finance portfolios during 2024.

The percentage of Agricultural Finance substandard assets within the portfolio as of December 31, 2024 was below the historical average. Farmer Mac's average Agricultural Finance substandard assets as a percentage of its Agricultural Finance mortgage loans over the last 15 years is approximately 4%. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels on a sustained basis, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses would also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its Agricultural Finance portfolio, which Farmer Mac believes is adequately collateralized.

Within Agricultural Finance, Farmer Mac considers a Farm & Ranch loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards. As of December 31, 2024 and 2023, the average unpaid principal balances for Farm & Ranch loans outstanding and to which Farmer Mac has direct credit exposure was $817,000 and $804,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans purchased during 2024 was 49%, compared to 51% for loans purchased during 2023. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 52% as of both December 31, 2024 and 2023. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 53% and 56% as of December 31, 2024 and 2023, respectively.

The weighted-average current loan-to-value ratio (the loan to-value ratio based on original appraised value and current outstanding loan amount adjusted to reflect amortization) for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 46% and 47% as of December 31, 2024 and 2023, respectively.

The following table presents the current loan-to-value ratios for the Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, as disaggregated by internally assigned risk ratings:

Table 25

Agricultural Finance Mortgage Loans current loan-to-value ratio by internally assigned risk rating as of December 31, 2024
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio(1):
0.00% to 40.00%	$3,410,214	$87,789	$90,478	$3,588,481
40.01% to 50.00%	2,744,769	153,869	68,337	2,966,975
50.01% to 60.00%	2,912,634	90,581	133,328	3,136,543
60.01% to 70.00%	1,503,368	128,850	83,316	1,715,534
70.01% to 80.00%	143,100	24,348	4,857	172,305
80.01% and greater	15,748	3,815	10,282	29,845
Enterprise Value(2)	735,479	16,661	7,654	759,794
Total	$11,465,312	$505,913	$398,252	$12,369,477
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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of December 31, 2024 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized credit losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 26

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of December 31, 2024
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2014 and prior	$19,926,348	$33,785	0.17%
2015	1,268,863	(516)	(0.04)%
2016	1,621,501	903	0.06%
2017	1,742,186	4,311	0.25%
2018	1,468,333	—	—%
2019	1,670,711	—	—%
2020	3,090,061	—	—%
2021	3,452,587	297	0.01%
2022	2,074,396	455	0.02%
2023	1,477,339	3,942	0.27%
2024	1,837,993	—	—%
Total	$39,630,318	$43,177	0.11%
By geographic region(1):
Northwest	$4,891,785	$12,094	0.25%
Southwest	12,958,106	12,484	0.10%
Mid-North	9,709,624	17,165	0.18%
Mid-South	6,023,413	(613)	(0.01)%
Northeast	2,091,361	1,075	0.05%
Southeast	3,956,029	972	0.02%
Total	$39,630,318	$43,177	0.11%
By commodity/collateral type:
Crops	$18,190,130	$3,790	0.02%
Permanent plantings	8,422,657	14,022	0.17%
Livestock	8,723,391	3,836	0.04%
Part-time farm	1,990,066	1,090	0.05%
Ag. Storage and Processing	2,052,229	20,439	1.00%
Other	251,845	—	—%
Total	$39,630,318	$43,177	0.11%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Included in realized losses in the table above is a charge-off in the amount of approximately $0.5 million related to a single $14.5 million agricultural storage and processing borrower exposure in 2024. Also during 2024, Farmer Mac sold $7.0 million of the holding to reduce the overall exposure to this borrower. That sale resulted in a realized loss in the amount of approximately $1.1 million, before tax. As of December 31, 2024, Farmer Mac had transferred the remaining holding in the amount of approximately $7.1 million from loans held for investment to loans held for sale and recognized an unrealized loss in the amount of approximately $1.0 million, before tax. Thus, in 2024 Farmer Mac incurred an aggregate economic loss on this single agricultural storage and processing exposure in the amount of approximately $2.5 million.

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 27

	As of December 31, 2024
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$718,450	$234,312	$331,297	$126,136	$36,436	$1,376	$1,448,007
	5.8%	1.9%	2.7%	1.0%	0.3%	—%	11.7%
Southwest	796,861	1,898,177	600,059	124,189	158,000	23,196	3,600,482
	6.4%	15.3%	4.9%	1.0%	1.3%	0.2%	29.1%
Mid-North	2,585,910	10,854	276,591	77,194	234,267	2,447	3,187,263
	20.9%	0.1%	2.2%	0.7%	1.9%	—%	25.8%
Mid-South	1,289,845	91,847	749,904	67,707	62,869	6,770	2,268,942
	10.4%	0.7%	6.1%	0.5%	0.5%	0.1%	18.3%
Northeast	200,465	53,493	72,871	50,891	186,017	—	563,737
	1.6%	0.5%	0.6%	0.4%	1.5%	—%	4.6%
Southeast	453,656	280,385	303,938	62,419	195,850	4,798	1,301,046
	3.8%	2.3%	2.4%	0.5%	1.5%	—%	10.5%
Total	$6,045,187	$2,569,068	$2,334,660	$508,536	$873,439	$38,587	$12,369,477
	48.9%	20.8%	18.9%	4.1%	7.0%	0.3%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 28

	As of December 31, 2024
	Agricultural Loans Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2014 and prior	$3,427	$9,783	$3,836	$1,066	$15,673	$33,785
2015	(540)	—	—	24	—	(516)
2016	903	—	—	—	—	903
2017	—	—	—	—	4,311	4,311
2018	—	—	—	—	—	—
2019	—	—	—	—	—	—
2020	—	—	—	—	—	—
2021	—	297	—	—	—	297
2022	—	—	—	—	455	455
2023	—	3,942	—	—	—	3,942
2024	—	—	—	—	—	—
Total	$3,790	$14,022	$3,836	$1,090	$20,439	$43,177

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

Infrastructure Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Infrastructure Finance loans held and loans underlying LTSPCs as of December 31, 2024 was $5.5 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Infrastructure Finance loans, see "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Underwriting and Collateral Standards." As of December 31, 2024, there was one Broadband Infrastructure borrower and one Renewable Energy borrower classified as substandard. The total exposure on those two borrowers was $42.5 million. As of December 31, 2023, there was one Broadband Infrastructure borrower classified as substandard, with an unpaid principal balance of $29.4 million.

Farmer Mac evaluates credit risk of Infrastructure Finance assets by reviewing a variety of borrower credit risk characteristics. These characteristics can include (but are not limited to) financial metrics, internal risk ratings, ratings assigned by ratings agencies, types of customers served, sources of power supply, and the regulatory environment.

The following table disaggregates Farmer Mac’s portfolio of Infrastructure Finance loans by portfolio segment and by internally assigned risk ratings.

Table 29

	As of December 31, 2024
	Infrastructure Finance portfolio by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$2,583,858	$—	$—	$2,583,858
Generation and Transmission Cooperative	704,365	—	—	704,365
Renewable Energy	1,403,169	—	13,356	1,416,525
Broadband Infrastructure	738,946	34,388	29,132	802,466
Infrastructure Finance Total	$5,430,338	$34,388	$42,488	$5,507,214

For more information about the credit quality of Farmer Mac's Infrastructure Finance portfolio and the associated allowance for losses please refer to Notes 8 and 12 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business because of the USDA guarantee. As of December 31, 2024, Farmer Mac had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended December 31, 2024, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the Agricultural Finance mortgage loans (other than rural housing and part-time farm mortgage loans) and Infrastructure Finance loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance," and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Underwriting and Collateral Standards."

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for material errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. In September 2024, Farmer Mac notified a field servicer of a breach of its servicing duties and the termination of the servicing relationship for two large borrower relationships effective October 1, 2024. That was Farmer Mac's only exercise of remedies or taking of formal action against any servicers during the previous three years ended December 31, 2024. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Servicing" and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Lenders and Loan Servicing."

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

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. As a result, Farmer Mac has indirect credit exposure to the Agricultural Finance mortgage loans and Infrastructure loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, Farmer Mac also typically requires that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower loan-to-value ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of December 31, 2024, Farmer Mac had not experienced any credit losses on any AgVantage securities over the life of the program. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Other Products – Agricultural Finance—AgVantage Securities" and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Other Products – Infrastructure Finance—AgVantage Securities."

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Agricultural Finance line of business totaled $5.0 billion as of December 31, 2024 and $6.1 billion as of December 31, 2023. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Infrastructure Finance line of business totaled $3.5 billion as of December 31, 2024 and $3.9 billion as of December 31, 2023.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of December 31, 2024 and 2023:

Table 30

	As of December 31, 2024		As of December 31, 2023
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,521,143	100%	$3,898,468	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	2,020,000	105%	3,085,000	105%
Other(1)	930,297	100% to 125%	988,879	100% to 125%
Total outstanding	$8,521,440		$10,022,347
(1)Consists of AgVantage securities issued by 9 and 8 different issuers as of December 31, 2024 and 2023, respectively.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness. Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and credit rating agency reports. For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Lenders" and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Lenders and Loan Servicing."

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

Credit Risk – Other Investments. As of December 31, 2024, Farmer Mac had $1.0 billion of cash and cash equivalents and $6.0 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which can be found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($152.6 million as of December 31, 2024). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($76.3 million as of December 31, 2024). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

Farmer Mac seeks to maintain its exposure to interest rate risk within appropriate limits, as approved by Farmer Mac's board of directors. Farmer Mac's management-level Asset and Liability Committee ("ALCO") provides oversight, establishes guidelines, and approves strategies to maintain interest rate risk within the board-established limits.

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

Farmer Mac issues discount notes and both callable and non-callable medium-term notes across a spectrum of maturities to execute its debt issuance strategy. Portions of Farmer Mac's callable debt is issued to mitigate prepayment risk associated with certain interest-earning assets held on balance sheet. In general, as interest rates decline, asset prepayments typically increase, and Farmer Mac may be able to economically extinguish certain callable debt issuances. In addition, Farmer Mac enters into financial derivatives, primarily interest rate swaps, to better match the durations of Farmer Mac's assets and liabilities, thereby reducing overall sensitivity to changing interest rates.

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

Farmer Mac's $1.0 billion of cash and cash equivalents held as of December 31, 2024 mature within three months. As of December 31, 2024, $2.7 billion of the $6.0 billion of investment securities (46%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are primarily funded with floating rate debt. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of December 31, 2024 and 2023 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 31

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of December 31, 2024	As of December 31, 2023
+100 basis points	(4.0)%	(3.6)%
-100 basis points	3.6%	2.9%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of December 31, 2024	As of December 31, 2023
+100 basis points	(0.8)%	—%
-100 basis points	1.6%	0.8%

As of December 31, 2024, Farmer Mac maintained a positive effective duration gap of 3.7 months, up from the 3.4 months reported as of December 31, 2023. Since the end of 2023, the yield curve has steepened, with the yield on 2-year U.S. Treasury Notes decreasing by approximately 1 basis point and the yield on 10-year U.S. Treasury Notes increasing by about 69 basis points.. This shift in rates contributed to an extension in the duration of Farmer Mac's funded assets relative to its liabilities and financial derivatives.

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

As of December 31, 2024, Farmer Mac had $24.9 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to approximately thirty years, of which $10.4 billion were pay-fixed interest rate swaps, $13.9 billion were receive-fixed interest rate swaps, and $0.7 billion were basis swaps.

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

As discussed in Note 6 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of undesignated financial derivatives are reported in "Gains on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on floating rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both December 31, 2024 and 2023, Farmer Mac had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

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

As of December 31, 2024, Farmer Mac held $7.4 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as the Secured Overnight Financing Rate ("SOFR"). As of the same date, Farmer Mac also had $10.4 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily SOFR.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and repayments of AgVantage and investment securities. Farmer Mac regularly accesses the debt capital markets for funding, and Farmer Mac maintained steady access to the debt capital markets throughout 2024. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of December 31, 2024, Farmer Mac had outstanding discount notes of $2.2 billion, medium-term notes that mature within one year of $8.3 billion, and medium-term notes that mature after one year of $17.1 billion.

Assuming continued access to the debt capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the debt capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 301 days of liquidity throughout 2024 and had 264 days of liquidity as of December 31, 2024.

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities, operational deposits, and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs. Farmer Mac's liquidity investments must comply with policies adopted by Farmer Mac's board of directors and with FCA's Liquidity and Investment Regulations, which establish limitations on asset class, dollar amount, issuer concentration, and credit quality.

The following table presents these assets as of December 31, 2024 and 2023:

Table 32

	As of December 31, 2024	As of December 31, 2023
	(in thousands)
Cash and cash equivalents	$1,024,007	$888,707
Investment securities:
Guaranteed by U.S. Government and its agencies	1,634,951	1,249,568
Guaranteed by GSEs	4,307,857	3,704,037
Asset-backed securities	19,476	19,082
Total	$6,986,291	$5,861,394

The objectives of the investment portfolio as of December 31, 2024 and 2023 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity and to support program asset growth.

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of December 31, 2024, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with the FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of December 31, 2024 and 2023, Farmer Mac's Tier 1 capital ratio was 14.2% and 15.4%, respectively. As of December 31, 2024, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with the FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and the FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards." See Note 9 to the consolidated financial statements for more information about Farmer Mac's capital position.

Discount and Medium-term Notes. The following table presents the amount and timing of Farmer Mac's known, fixed, and determinable discount and medium-term note obligations by payment date as of December 31, 2024. The payment amounts represent those amounts due to the investor (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

Table 33

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Discount notes(1)	$2,187,992	$—	$—	$—	$2,187,992
Medium-term notes(1)	8,271,327	8,671,819	5,230,031	3,196,125	25,369,302
Interest payments on fixed rate medium-term notes(2)	596,221	790,174	361,132	254,434	2,001,961
Interest payments on floating rate medium-term notes(3)	129,862	106,885	45,716	22,516	304,979
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
(3)Calculated using the effective interest rates as of December 31, 2024. As a result, these amounts do not reflect the effects of changes in the interest rates effective on future interest rate reset dates.

Farmer Mac enters into financial derivatives contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates. Financial derivatives are carried on the consolidated balance sheets at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date adjusted for the consideration of credit risk of Farmer Mac and its counterparties. The fair values of the contracts change daily as market interest rates change. Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2024 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table presented above. More information about financial derivatives is included in Note 2(f) and Note 6 to the consolidated financial statements.

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

Table 34

	As of December 31,
	2024	2023
	(in thousands)
LTSPCs and purchase commitments	$4,029,019	$3,680,333
Mandatory commitments to purchase loans and USDA Securities	53,980	31,049

For more information about Farmer Mac's commitments to purchase loans, see Note 12 to the consolidated financial statements.

Off-Balance Sheet Arrangements

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) certain categories of Farmer Mac Guaranteed Securities; and (2) LTSPCs. Both products are available through each of the Agricultural Finance and Infrastructure Finance lines of business. For securitization trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. For securitization trusts where Farmer Mac is not the primary beneficiary and in the event of deconsolidation, both of these alternatives create off-balance sheet obligations for Farmer Mac. See Note 12 to the consolidated financial statements for more information about consolidation and Farmer Mac's off-balance sheet business activities.

As of December 31, 2024 and 2023, outstanding off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities totaled $4.5 billion and $4.1 billion, respectively. The following table presents the balance of outstanding LTSPCs, off-balance sheet Farmer Mac Guaranteed Securities, and unfunded loan commitments as of December 31, 2024 and 2023:

Table 35

Outstanding Balance of LTSPCs and Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2024	2023
	(in thousands)
Agricultural Finance:
Corporate AgFinance:
Unfunded loan commitments	$225,734	$145,377
Farm & Ranch:
LTSPCs and unfunded loan commitments	3,070,554	2,999,943
Farmer Mac Guaranteed Securities	426,310	452,602
Total Agricultural Finance obligations	3,722,598	3,597,922
Infrastructure Finance:
Power & Utilities:
LTSPCs and unfunded loan commitments	401,647	464,743
Broadband Infrastructure:
Unfunded loan commitments	180,259	23,035
Renewable Energy:
Unfunded loan commitments	150,825	47,235
Total Infrastructure Finance obligations	732,731	535,013
Total off-balance sheet	$4,455,329	$4,132,935

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees" and Notes 2(c), 2(e), 5 and 12 to the consolidated financial statements for more information about Farmer Mac Guaranteed Securities and Notes 2(m) and 12 to the consolidated financial statements for more information about LTSPCs.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 36

New Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
December 31, 2024	$1,034,489	$313,123	$78,018	$209,729	$496,437	$2,131,796
September 30, 2024	776,023	307,325	360,950	187,021	357,659	1,988,978
June 30, 2024	698,787	288,740	132,958	102,075	271,890	1,494,450
March 31, 2024	665,916	290,525	113,545	2,250	347,898	1,420,134
December 31, 2023	1,282,045	188,272	404,908	29,603	225,986	2,130,814
September 30, 2023	1,384,273	275,932	557,043	50,936	17,390	2,285,574
June 30, 2023	1,574,169	218,136	205,236	89,056	71,611	2,158,208
March 31, 2023	469,013	203,211	590,412	92,819	89,747	1,445,202
December 31, 2022	1,114,255	165,395	71,278	68,944	43,737	1,463,609

For the year ended:
December 31, 2024	$3,175,215	$1,199,713	$685,471	$501,075	$1,473,884	$7,035,358
December 31, 2023	4,709,500	885,551	1,757,599	262,414	404,734	8,019,798

Table 37

Repayments of Assets
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$41,265	$231,672	$38,003	$52,970	$174,920	$538,830
Unscheduled	120,505	36,526	25,084	—	—	182,115
December 31, 2024	$161,770	$268,198	$63,087	$52,970	$174,920	$720,945

Scheduled	$1,079,136	$239,596	$548,161	$94,513	$138,123	$2,099,529
Unscheduled	117,538	41,842	26,629	—	—	186,009
September 30, 2024	$1,196,674	$281,438	$574,790	$94,513	$138,123	$2,285,538

Scheduled	$752,473	$141,565	$62,237	$16,062	$138,725	$1,111,062
Unscheduled	342,594	89,576	32,984	—	—	465,154
June 30, 2024	$1,095,067	$231,141	$95,221	$16,062	$138,725	$1,576,216

Scheduled	$402,088	$118,885	$90,096	$36,218	$93,112	$740,399
Unscheduled	150,903	99,325	32,481	—	—	282,709
March 31, 2024	$552,991	$218,210	$122,577	$36,218	$93,112	$1,023,108

Scheduled	$827,122	$133,468	$40,122	$13,492	$69,040	$1,083,244
Unscheduled	106,041	102,131	18,469	—	—	226,641
December 31, 2023	$933,163	$235,599	$58,591	$13,492	$69,040	$1,309,885

Scheduled	$922,223	$110,383	$75,031	$5,967	$14,716	$1,128,320
Unscheduled	108,960	104,999	20,578	—	—	234,537
September 30, 2023	$1,031,183	$215,382	$95,609	$5,967	$14,716	$1,362,857

Scheduled	$1,050,480	$81,386	$553,860	$5,084	$52,203	$1,743,013
Unscheduled	96,507	55,976	13,138	—	—	165,621
June 30, 2023	$1,146,987	$137,362	$566,998	$5,084	$52,203	$1,908,634

Scheduled	$279,676	$78,482	$42,475	$53,334	$11,424	$465,391
Unscheduled	231,288	128,254	57,354	—	—	416,896
March 31, 2023	$510,964	$206,736	$99,829	$53,334	$11,424	$882,287

Scheduled	$447,976	$64,308	$71,624	$4,047	$9,809	$597,764
Unscheduled	136,245	132,366	1,201	—	—	269,812
December 31, 2022	$584,221	$196,674	$72,825	$4,047	$9,809	$867,576

For the year ended:
Scheduled	$2,274,962	$731,718	$738,497	$199,763	$544,880	$4,489,820
Unscheduled	731,540	267,269	117,178	—	—	1,115,987
December 31, 2024	$3,006,502	$998,987	$855,675	$199,763	$544,880	$5,605,807

Scheduled	$3,079,501	$403,719	$711,488	$77,877	$147,383	$4,419,968
Unscheduled	542,796	391,360	109,539	—	—	1,043,695
December 31, 2023	$3,622,297	$795,079	$821,027	$77,877	$147,383	$5,463,663

Table 38

Outstanding Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
As of:
December 31, 2024	$18,606,968	$1,887,705	$6,809,366	$802,465	$1,416,525	$29,523,029
September 30, 2024	18,090,374	1,842,780	6,794,435	645,706	1,095,008	28,468,303
June 30, 2024	18,504,501	1,816,893	7,008,276	553,197	875,472	28,758,339
March 31, 2024	18,900,906	1,766,294	6,970,537	467,186	742,307	28,847,230
December 31, 2023	18,808,801	1,693,979	6,979,570	501,153	487,521	28,471,024
September 30, 2023	18,461,835	1,741,306	6,633,252	485,043	330,575	27,652,011
June 30, 2023	18,116,503	1,680,756	6,171,818	440,074	327,901	26,737,052
March 31, 2023	17,685,961	1,599,982	6,533,581	356,101	308,493	26,484,118
December 31, 2022	17,728,792	1,603,507	6,042,997	316,616	230,170	25,922,082

Table 39

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
December 31, 2024	$14,356,171	$3,370,540	$6,815,034	$24,541,745
September 30, 2024	14,328,691	3,311,001	6,265,792	23,905,484
June 30, 2024	14,064,831	3,273,764	6,850,137	24,188,732
March 31, 2024	14,166,500	3,194,246	6,849,237	24,209,983
December 31, 2023	14,133,794	3,171,672	6,455,359	23,760,825
September 30, 2023	13,727,280	3,019,317	6,255,690	23,002,287
June 30, 2023	13,721,129	3,003,560	5,493,104	22,217,793
March 31, 2023	13,607,740	3,020,229	5,924,032	22,552,001
December 31, 2022	13,693,810	3,031,288	5,251,427	21,976,525

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 40

	Net Effective Spread
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Net Effective Spread
	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield
	(dollars in thousands)
For the quarter ended:
December 31, 2024	$32,556	$7,891	$5,059	$3,414	$4,859	$31,242	$2,507	$87,528
	0.96%	1.95%	0.32%	2.34%	1.76%	0.42%	0.15%	1.16%
September 30, 2024	35,755	6,397	4,785	2,794	3,810	30,912	943	85,396
	1.05%	1.56%	0.30%	2.21%	1.78%	0.42%	0.05%	1.16%
June 30, 2024	34,156	7,866	5,253	2,393	2,999	30,268	661	83,596
	0.98%	1.91%	0.32%	2.16%	1.86%	0.41%	0.04%	1.14%
March 31, 2024	32,843	7,971	4,890	2,342	2,049	32,474	475	83,044
	0.95%	2.05%	0.30%	2.08%	1.75%	0.45%	0.03%	1.14%
December 31, 2023	33,329	8,382	4,916	2,426	1,540	33,361	597	84,551
	0.98%	2.06%	0.31%	2.06%	1.69%	0.47%	0.04%	1.19%
September 30, 2023	32,718	8,250	3,979	2,383	1,150	34,412	532	83,424
	0.97%	2.05%	0.26%	2.15%	1.46%	0.49%	0.04%	1.20%
June 30, 2023	34,388	7,444	3,681	2,127	1,100	32,498	594	81,832
	1.03%	1.92%	0.25%	2.25%	1.47%	0.48%	0.04%	1.20%
March 31, 2023	32,465	7,148	3,599	1,908	858	31,738	(543)	77,173
	0.97%	1.94%	0.24%	2.53%	1.53%	0.47%	(0.04)%	1.15%
December 31, 2022	32,770	7,471	3,271	1,689	935	27,656	(2,689)	71,103
	0.98%	1.94%	0.24%	2.39%	1.76%	0.42%	(0.19)%	1.07%

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 41

	Core Earnings by Quarter End
	December 2024	September 2024	June 2024	March 2024	December 2023	September 2023	June 2023	March 2023	December 2022
	(in thousands)
Revenues:
Net effective spread	$87,528	$85,396	$83,596	$83,044	$84,551	$83,424	$81,832	$77,173	$71,103
Guarantee and commitment fees	5,086	4,997	5,256	4,982	4,865	4,828	4,581	4,654	4,677
Gain on sale of investment securities	—	—	1,052	—	—	—	—	—	—
Loss on sale of mortgage loan	—	—	(1,147)	—	—	—	—	—	—
Other	(491)	1,133	481	1,077	767	1,056	409	1,067	390
Total revenues	92,123	91,526	89,238	89,103	90,183	89,308	86,822	82,894	76,170

Credit related expense/(income):
Provision for/(release of) losses	3,872	3,258	6,230	(1,870)	(575)	(181)	1,142	750	1,945
REO operating expenses	—	196	—	—	—	—	—	—	819
Total credit related expense/(income)	3,872	3,454	6,230	(1,870)	(575)	(181)	1,142	750	2,764

Operating expenses:
Compensation and employee benefits	15,641	15,237	14,840	18,257	15,523	14,103	13,937	15,351	12,105
General and administrative	12,452	8,625	8,904	8,255	8,916	9,100	9,420	7,527	8,055
Regulatory fees	1,000	725	725	725	725	831	831	835	832
Total operating expenses	29,093	24,587	24,469	27,237	25,164	24,034	24,188	23,713	20,992

Net earnings	59,158	63,485	58,539	63,736	65,594	65,455	61,492	58,431	52,414
Income tax expense	9,938	12,681	11,970	13,553	13,881	13,475	12,539	12,756	11,210
Preferred stock dividends	5,666	5,897	6,792	6,791	6,791	6,792	6,791	6,791	6,791
Core earnings	$43,554	$44,907	$39,777	$43,392	$44,922	$45,188	$42,162	$38,884	$34,413

Reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes	$3,084	$(1,064)	$(359)	$1,683	$(836)	$2,921	$2,141	$916	$1,596
Gains/(losses) on hedging activities due to fair value changes	5,737	205	2,604	3,002	(3,598)	3,210	(4,901)	(105)	(148)
Unrealized (losses)/gains on trading assets	(83)	99	(87)	(14)	(37)	1,714	(57)	359	31
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(39)	27	26	31	88	29	29	29	57
Net effects of terminations or net settlements on financial derivatives	534	(503)	(1,505)	(192)	(800)	(79)	583	523	1,268
Issuance costs on the retirement of preferred stock	—	(1,619)	—	—	—	—	—	—	—
Income tax effect related to reconciling items	(1,939)	260	(143)	(947)	1,089	(1,638)	464	(362)	(590)
Net income attributable to common stockholders	$50,848	$42,312	$40,313	$46,955	$40,828	$51,345	$40,421	$40,244	$36,627
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

Under the supervision and with the participation of Farmer Mac's Chief Executive Officer and Chief Financial Officer, Farmer Mac's management assessed the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2024. In making this assessment, Farmer Mac's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its evaluation under the COSO criteria, management concluded that Farmer Mac's internal control over financial reporting as of December 31, 2024 was effective.

Farmer Mac's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2024, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of the Federal Agricultural Mortgage Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of AgVantage Farmer Mac Guaranteed Securities

As disclosed by management, the Company guarantees and purchases general obligations of lenders and other financial institutions that are secured by pools of the types of loans eligible for purchase under Farmer Mac's Agricultural Finance or Infrastructure Finance lines of business, which are referred to as AgVantage securities. As described in Notes 5 and 13 to the consolidated financial statements, the total unpaid principal balance of AgVantage securities as of December 31, 2024 was $8.5 billion, and the fair value of the AgVantage securities of December 31, 2024 was $8.2 billion. The fair value of AgVantage securities is estimated using a discounted cash flow model. The significant unobservable input used is the discount rate commensurate with the risks involved.

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
February 21, 2025

We have served as the Company’s auditor since 2010.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2024	December 31, 2023
	(in thousands)
Assets:
Cash and cash equivalents (includes restricted cash of $16,190 and $5,111, respectively)	$1,024,007	$888,707
Investment securities:
Available-for-sale, at fair value (amortized cost of $6,105,116 and $5,060,135, respectively)	5,953,014	4,918,931
Held-to-maturity, at amortized cost	9,270	53,756
Other investments	11,017	6,817
Total Investment Securities	5,973,301	4,979,504
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $5,835,658 and $5,825,433, respectively)	5,514,546	5,532,479
Held-to-maturity, at amortized cost	2,717,688	4,213,069
Total Farmer Mac Guaranteed Securities	8,232,234	9,745,548
USDA Securities:
Trading, at fair value	818	1,241
Held-to-maturity, at amortized cost	2,370,534	2,354,171
Total USDA Securities	2,371,352	2,355,412
Loans:
Loans held for sale, at lower of cost or fair value	6,170	—
Loans held for investment, at amortized cost	11,183,408	9,623,119
Loans held for investment in consolidated trusts, at amortized cost	2,038,283	1,432,261
Allowance for losses	(23,223)	(16,031)
Total loans, net of allowance	13,204,638	11,039,349
Financial derivatives, at fair value	27,789	37,478
Accrued interest receivable (includes $28,563 and $16,764, respectively, related to consolidated trusts)	310,592	287,128
Guarantee and commitment fees receivable	50,499	49,832
Deferred tax asset, net	1,544	8,470
Prepaid expenses and other assets	128,786	132,954
Total Assets	$31,324,742	$29,524,382

Liabilities and Equity:
Liabilities:
Notes payable	$27,371,174	$26,336,542
Debt securities of consolidated trusts held by third parties	1,929,628	1,351,069
Financial derivatives, at fair value	77,326	117,131
Accrued interest payable (includes $12,387 and $9,407, respectively, related to consolidated trusts)	195,113	181,841
Guarantee and commitment obligation	48,326	47,563
Accounts payable and accrued expenses	212,527	76,662
Reserve for losses	1,622	1,711
Total Liabilities	29,835,716	28,112,519
Commitments and Contingencies (Note 12)
Equity:
Preferred stock:
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding as of December 31, 2023 (redemption value $75,000,000)	—	73,382
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,360,083 shares and 9,310,872 shares outstanding, respectively	9,360	9,311
Additional paid-in capital	135,894	132,919
Accumulated other comprehensive loss, net of tax	(12,147)	(40,145)
Retained earnings	943,239	823,716
Total Equity	1,489,026	1,411,863
Total Liabilities and Equity	$31,324,742	$29,524,382
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$345,501	$287,144	$82,659
Farmer Mac Guaranteed Securities and USDA Securities	628,828	590,250	283,769
Loans	629,187	514,894	350,420
Total interest income	1,603,516	1,392,288	716,848
Total interest expense	1,249,649	1,064,741	445,908
Net interest income	353,867	327,547	270,940
Provision for losses	(11,579)	(858)	(1,323)
Net interest income after provision for losses	342,288	326,689	269,617
Non-interest income/(expense):
Guarantee and commitment fees	15,738	16,712	13,040
Gains on financial derivatives	2,636	2,882	22,631
Losses on sale of mortgage loans	(1,147)	—	—
Gains on sale of available-for-sale investment securities	1,052	—	—
Release of/(provision for) reserve for losses	89	(278)	517
Other income	3,029	4,195	2,500
Non-interest income	21,397	23,511	38,688
Operating expenses:
Compensation and employee benefits	63,975	58,914	48,766
General and administrative	38,236	34,963	29,772
Regulatory fees	3,175	3,222	3,269
Real estate owned operating costs, net	196	—	819
Operating expenses	105,582	97,099	82,626
Income before income taxes	258,103	253,101	225,679
Income tax expense	50,910	53,098	47,535
Net income	207,193	200,003	178,144
Preferred stock dividends	(25,146)	(27,165)	(27,165)
Loss on retirement of preferred stock	(1,619)	—	—
Net income attributable to common stockholders	$180,428	$172,838	$150,979

Earnings per common share:
Basic earnings per common share	$16.59	$15.97	$14.00
Diluted earnings per common share	$16.44	$15.81	$13.87
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Net income	$207,193	$200,003	$178,144
Other comprehensive income/(loss):
Net unrealized gains/(losses) on available-for-sale securities	39,078	59,640	(137,506)
Net changes in held-to-maturity securities	(636)	(31,750)	259
Net unrealized (losses)/gains on cash flow hedges	(3,002)	(14,348)	68,012
Other comprehensive income/(loss) before tax	35,440	13,542	(69,235)
Income tax (expense)/benefit related to other comprehensive income/(loss)	(7,442)	(2,844)	14,539
Other comprehensive income/(loss) net of tax	27,998	10,698	(54,696)
Comprehensive income	$235,191	$210,701	$123,448
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2021	19,980	$484,531	10,766	$10,766	$125,993	$3,853	$588,557	$1,213,700
Net Income	—	—	—	—	—	—	178,144	178,144
Other comprehensive loss, net of tax	—	—	—	—	—	(54,696)	—	(54,696)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(27,165)	(27,165)
Common stock (cash dividend of $0.95 per share)	—	—	—	—	—	—	(41,006)	(41,006)
Issuance of Class C Common Stock	—	—	35	35	190	—	—	225
Stock-based compensation cost	—	—	—	—	4,625	—	—	4,625
Other stock-based award activity	—	—	—	—	(1,869)	—	—	(1,869)
Balance as of December 31, 2022	19,980	$484,531	10,801	$10,801	$128,939	$(50,843)	$698,530	$1,271,958
Net Income	—	—	—	—	—	—	200,003	200,003
Other comprehensive income, net of tax	—	—	—	—	—	10,698	—	10,698
Cash dividends:
Preferred stock	—	—	—	—	—	—	(27,165)	(27,165)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(47,652)	(47,652)
Issuance of Class C Common Stock	—	—	41	41	233	—	—	274
Stock-based compensation cost	—	—	—	—	6,801	—	—	6,801
Other stock-based award activity	—	—	—	—	(3,054)	—	—	(3,054)
Balance as of December 31, 2023	19,980	$484,531	10,842	$10,842	$132,919	$(40,145)	$823,716	$1,411,863
Net Income	—	—	—	—	—	—	207,193	207,193
Other comprehensive income, net of tax	—	—	—	—	—	27,998	—	27,998
Cash dividends:
Preferred stock	—	—	—	—	—	—	(25,146)	(25,146)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(60,905)	(60,905)
Redemption of Series C preferred stock	(3,000)	(73,382)	—	—	—	—	—	(73,382)
Loss on retirement of preferred stock	—	—	—	—	—	—	(1,619)	(1,619)
Issuance of Class C Common Stock	—	—	49	49	287	—	—	336
Stock-based compensation cost	—	—	—	—	8,087	—	—	8,087
Other stock-based award activity	—	—	—	—	(5,399)	—	—	(5,399)
Balance as of December 31, 2024	16,980	$411,149	10,891	$10,891	$135,894	$(12,147)	$943,239	$1,489,026
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	2024	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income	$207,193	$200,003	$178,144
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(23,879)	(17,025)	720
Amortization of debt premiums, discounts, and issuance costs	21,242	31,421	19,656
Net change in fair value of trading securities, loans held for sale, hedged items, and financial derivatives	214,319	78,249	689,998
Losses on sale of mortgage loans	1,147	—	—
Gains on the sale of available-for-sale investment securities	(1,052)	—	—
Total provision for/(release of) allowance for losses	11,490	1,136	806
Excess tax benefits related to stock-based awards	831	523	101
Deferred income taxes	(516)	6,690	12,406
Stock-based compensation expense	8,088	6,801	4,624
Proceeds from repayment of loans purchased as held for sale	29,216	24,378	33,311
Net change in:
Interest receivable	(31,885)	(63,944)	(63,777)
Guarantee and commitment fees receivable	96	(1,700)	1,043
Other assets	18,590	54,369	(126,054)
Accrued interest payable	13,272	63,954	58,884
Custodial deposit liability	130,643	(10,778)	(7,666)
Other liabilities	13,851	1,721	7,075
Net cash provided by operating activities	612,646	375,798	809,271
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(5,272)	—	—
Purchases of available-for-sale and held-to-maturity investment securities	(2,431,900)	(1,573,707)	(2,472,056)
Purchases of other investment securities	(3,293)	(3,145)	(2,443)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(1,600,144)	(4,453,284)	(5,275,733)
Purchases of loans held for investment	(3,870,628)	(2,164,053)	(2,592,924)
Purchases of defaulted loans	(4,447)	—	—
Proceeds from repayment of available-for-sale and held-to-maturity investment securities	1,328,716	1,397,096	1,440,201
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	3,067,497	3,478,124	4,429,364
Proceeds from repayment of loans purchased as held for investment	1,655,784	1,363,588	1,321,989
Proceeds from sale of available-for-sale investment securities	115,247	—	—
Proceeds from sale of loans previously classified as held for investment	5,775	—	9,000
Proceeds from sale of Farmer Mac Guaranteed Securities	60,192	—	99,643
Net cash used in investing activities	(1,682,473)	(1,955,381)	(3,042,959)
Cash flows from financing activities:
Proceeds from issuance of discount notes	59,737,284	49,291,165	52,470,273
Proceeds from issuance of medium-term notes	8,545,837	8,274,618	9,031,116
Proceeds from issuance of debt securities of consolidated trusts	588,250	222,188	258,198
Payments to redeem discount notes	(59,308,438)	(48,138,591)	(54,085,418)
Payments to redeem medium-term notes	(8,052,883)	(7,862,450)	(5,192,159)
Payments to third parties on debt securities of consolidated trusts	(138,807)	(102,045)	(226,291)
Proceeds from common stock issuance	287	233	192
Tax payments related to share-based awards	(5,351)	(3,013)	(1,835)
Retirement of preferred stock	(75,000)	—	—
Dividends paid on common and preferred stock	(86,052)	(74,817)	(68,171)
Net cash provided by financing activities	1,205,127	1,607,288	2,185,905
Net change in cash and cash equivalents	135,300	27,705	(47,783)
Cash, cash equivalents, and restricted cash at beginning of period	888,707	861,002	908,785
Cash, cash equivalents, and restricted cash at end of period	$1,024,007	$888,707	$861,002

Cash paid during the period for:
Interest	819,959	582,960	269,327
Income taxes	39,200	48,000	33,800
Non-cash activity:
Loans securitized as Farmer Mac Guaranteed Securities	109,546	36,497	162,875
Loans held for investment transferred to consolidated trusts	624,097	281,027	297,713
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION

The Federal Agricultural Mortgage Corporation ("Farmer Mac") is a stockholder-owned, federally chartered instrumentality of the United States established under Title VIII of the Farm Credit Act of 1971, as amended (12 U.S.C. §§ 2279aa et seq.), which is sometimes referred to as Farmer Mac's charter. Farmer Mac was originally created by the United States Congress to provide a secondary market for a variety of loans made to borrowers in rural America. This secondary market is designed to increase the accessibility of finance at stable interest rates to America's rural communities and to provide rural borrowers with the benefits of capital markets pricing and product innovation.

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

Farmer Mac conducts its secondary market activities through two lines of business — Agricultural Finance and Infrastructure Finance. For more information about those lines of business and the segments within them, see Note 14 - Business Segments.

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

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries during the year: (1) Farmer Mac Mortgage Securities Corporation, whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities; and (2) Farmer Mac II LLC, which operated substantially all of the business related to the USDA Securities included in the Agricultural Finance line of business from 2010 through 2023 and continues to hold a "run-off" portfolio of USDA Securities. The consolidated financial statements also include the accounts of Variable Interest Entities ("VIEs") in which Farmer Mac determined itself to be the primary beneficiary.

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

Farmer Mac generally receives compensation when loans with yield maintenance provisions underlying AgVantage Farmer Mac Guaranteed Securities prepay. These yield maintenance payments mitigate Farmer Mac's exposure to reinvestment risk and are calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated had the loans not prepaid. Yield maintenance payments are recognized as interest income in the consolidated statements of operations.

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
(e)Securitization

Securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred. Farmer Mac or third parties transfer agricultural mortgage loans, Infrastructure loans, or USDA securities into trusts that are used as vehicles for the securitization of the transferred financial assets. The trusts issue Farmer Mac Guaranteed Securities that are beneficial interests in the assets of the trusts, to either Farmer Mac or third-party investors. Farmer Mac guarantees principal and interest payments on the securities issued by the trusts and receives guarantee fees as compensation for its guarantee. Farmer Mac recognizes guarantee fees on the accrual basis over the terms of the Farmer Mac Guaranteed Securities, which generally coincide with the terms of the underlying loans. As such, no guarantee fees are unearned at the end of any reporting period.

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

Transfers of Financial Assets

Farmer Mac accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of Farmer Mac's continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales are included in the accompanying consolidated statements of operations when incurred. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the consolidated balance sheets at fair value.

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

Farmer Mac has master netting agreements in place with all of our OTC derivative counterparties. The market value of each counterparty's derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to the market value of derivatives in net gain position by counterparty after giving consideration to collateral posted. In the event a counterparty defaults on its obligation under the derivatives agreement and the default is not remedied in the manner prescribed by the agreement, Farmer Mac has a right under the agreement to sell the collateral. As a result, Farmer Mac's use of master netting and collateral agreements reduce our exposure to our counterparties in the event of default.

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

(h)Allowance for Losses and Reserve for Losses

Farmer Mac maintains an allowance for credit losses to cover current expected credit losses as of the balance sheet date for on-balance sheet investment securities, loans held for investment, and AgVantage Farmer Mac Guaranteed Securities (collectively referred to as "allowance for losses"). Farmer Mac also maintains a reserve for credit losses to cover current expected credit losses as of the balance sheet date for off-balance sheet loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (collectively referred to as "reserve for losses"). Both the allowance for losses and reserve for losses are based on historical information and reasonable and supportable forecasts.

Farmer Mac has never experienced a credit loss in its Infrastructure Finance line of business. Farmer Mac measures its expected credit losses for the expected life of all financial instruments, including its Infrastructure Finance loans. To estimate expected credit losses on these loans, Farmer Mac relies upon industry historical credit loss data from ratings agencies and publicly available information as disclosed in the securities filings of other major lenders who serve the utilities and renewable industries.

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

Estimation Methodology

Farmer Mac bases its methodology for determining its current estimate of expected losses on a statistical model, which incorporates credit loss history and reasonable and supportable forecasts. Farmer Mac's estimation methodology includes the following key components:
•An economic model for each portfolio, including Agricultural Finance loans (Corporate AgFinance and Farm & Ranch), Infrastructure Finance loans (Power & Utilities, Broadband Infrastructure, and Renewable Energy), and AgVantage Securities;
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

Collateral Dependent Assets ("CDAs")

CDAs are loan credit exposures in which the borrower is either in foreclosure or is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral by Farmer Mac. Farmer Mac estimates the current expected credit loss on CDAs based upon the appraised value of the collateral, the costs to sell it, and any applicable credit protection such as a guarantee.

(i)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock unit awards. The following schedule reconciles basic and diluted EPS for the years ended December 31, 2024, 2023, and 2022:

Table 2.1

	For the Years Ended December 31,
	2024			2023			2022
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$180,428	10,874	$16.59	$172,838	10,829	$15.97	$150,979	10,791	$14.00
Effect of dilutive securities(1)
SARs and restricted stock units	—	101	(0.15)	—	108	(0.16)	—	92	(0.13)
Diluted EPS	$180,428	10,975	$16.44	$172,838	10,937	$15.81	$150,979	10,883	$13.87
(1)For the Years Ended December 31, 2024, 2023, and 2022, SARs and restricted stock units of 30,891, 32,683, and 32,448, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the Years Ended December 31, 2024, 2023, and 2022, contingent shares of unvested restricted stock units of 28,670, 30,648, and 18,535 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

Farmer Mac recognized $8.1 million, $6.8 million, and $4.6 million of compensation expense related to SARs and non-vested restricted stock unit awards for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the years ended December 31, 2024, 2023, and 2022.

Table 2.2

	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
Balance as of January 1, 2022	$(6,932)	$16,153	$(5,368)	$3,853
Other comprehensive (loss)/income before reclassifications	(108,624)	—	54,688	(53,936)
Amounts reclassified from AOCI	(5)	204	(959)	(760)
Net comprehensive (loss)/income	(108,629)	204	53,729	(54,696)
Balance as of December 31, 2022	$(115,561)	$16,357	$48,361	$(50,843)
Other comprehensive income/(loss) before reclassifications	47,114	(25,199)	4,973	26,888
Amounts reclassified from AOCI	—	118	(16,308)	(16,190)
Net comprehensive income/(loss)	47,114	(25,081)	(11,335)	10,698
Balance as of December 31, 2023	$(68,447)	$(8,724)	$37,026	$(40,145)
Other comprehensive income before reclassifications	31,715	—	13,947	45,662
Amounts reclassified from AOCI	(843)	(502)	(16,319)	(17,664)
Net comprehensive income/(loss)	30,872	(502)	(2,372)	27,998
Balance as of December 31, 2024	$(37,575)	$(9,226)	$34,654	$(12,147)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the years ended December 31, 2024, 2023, and 2022:

Table 2.3

	For the Years Ended December 31,
	2024			2023			2022
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision(Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains/(losses) on available-for-sale securities	$40,145	$8,430	$31,715	$59,640	$12,526	$47,114	$(137,500)	$(28,876)	$(108,624)
Less reclassification adjustments included in:
Gains on sale of available-for-sale investment securities(1)	(1,052)	(221)	(831)	—	—	—	—	—	—
Other income(2)	(15)	(3)	(12)	—	—	—	(6)	(1)	(5)
Total	$39,078	$8,206	$30,872	$59,640	$12,526	$47,114	$(137,506)	$(28,877)	$(108,629)
Held-to-maturity securities:
Change in fair value(3)	$—	$—	$—	$(31,898)	$(6,699)	$(25,199)	$—	$—	$—
Less reclassification adjustments included in:
Net interest income(4)	(636)	(134)	(502)	148	30	118	259	55	204
Total	$(636)	$(134)	$(502)	$(31,750)	$(6,669)	$(25,081)	$259	$55	$204
Cash flow hedges
Unrealized gains on cash flow hedges	$17,655	$3,708	$13,947	$6,295	$1,322	$4,973	$69,225	$14,537	$54,688
Less reclassification adjustments included in:
Net interest income(5)	(20,657)	(4,338)	(16,319)	(20,643)	(4,335)	(16,308)	(1,213)	(254)	(959)
Total	$(3,002)	$(630)	$(2,372)	$(14,348)	$(3,013)	$(11,335)	$68,012	$14,283	$53,729
Other comprehensive income/(loss)	$35,440	$7,442	$27,998	$13,542	$2,844	$10,698	$(69,235)	$(14,539)	$(54,696)
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

(m) Guarantees

Farmer Mac accounts for its LTSPCs as guarantees. LTSPCs and securitization trusts where Farmer Mac is not the primary beneficiary result in the creation of guarantee obligations for Farmer Mac. Farmer Mac records, at the inception of a guarantee or LTSPC, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee or LTSPC and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee or LTSPC. The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. The guarantee obligation and corresponding asset are later amortized into guarantee and commitment fee income in relation to the decrease in the unpaid principal balance on the underlying Agricultural Finance real estate mortgage loans and Infrastructure Finance loans.

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

Farmer Mac's derivative portfolio consists primarily of interest rate swaps and forward sales contracts on the debt of other GSEs. Farmer Mac estimates the fair value of these financial instruments primarily based upon a third-party accounting and valuation system. The third-party accounting and valuation system determines the fair value of the interest rate swaps using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). Farmer Mac also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with Farmer Mac’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of December 31, 2024, Farmer Mac has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivative portfolio. As a result, Farmer Mac classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

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

The following tables present, by segment, details about the consolidation of VIEs:

Table 2.4

	Consolidation of Variable Interest Entities
	As of December 31, 2024
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$2,038,283	$—	$2,038,283
Debt securities of consolidated trusts held by third parties (1)(2)	1,929,628	—	1,929,628
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	59,317	—	59,317
Maximum exposure to loss (3)	58,985	—	58,985
Investment securities:
Carrying value (4)	—	4,212,258	4,212,258
Maximum exposure to loss (3)(4)	—	4,547,397	4,547,397
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3)(5)	426,310	—	426,310
(1)Includes borrower remittances of $4.7 million. The borrower remittances had not been passed through to third-party investors as of December 31, 2024.
(2)Includes $113.2 million in unamortized discount related to structured securitization transactions.
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

(p) Custodial Deposit Liability

Farmer Mac, as a servicer, collects cash from borrowers in advance of the borrower's contractual payment date. Farmer Mac's policy is to include the cash in the consolidated balance sheet as "Cash and cash equivalents" with an offsetting liability to "Accounts payable and accrued expenses" until the payment is contractually due, at which point the payment is applied to the loan. The net change in the amount of this custodial cash will also be disclosed in the consolidated statements of cash flows as "Custodial deposit liability." The balance of this liability was $157.1 million and $26.5 million as of December 31, 2024 and 2023, respectively.

(q) Business Segments

During fourth quarter 2024, Farmer Mac's Chief Operating Decision Maker ("CODM") – its President and Chief Executive Officer – began to be provided with financial information of an additional operating segment, "Broadband Infrastructure." Prior to fourth quarter 2024, the financial information of the Broadband Infrastructure segment had been included within the Rural Utilities segment, which was renamed as "Power & Utilities" in fourth quarter 2024. The CODM reviews segment core earnings to make decisions about allocating resources and to assess the financial performance of the segments. Prior to fourth quarter 2024, the reportable segments were: Farm & Ranch, Corporate AgFinance, Rural Utilities, Renewable Energy, Funding, Investments, and Corporate. Beginning in fourth quarter 2024, the reportable segments are: Farm & Ranch, Corporate AgFinance, Power & Utilities, Broadband Infrastructure, Renewable Energy, Funding, and Investments. The purpose of separately reporting the financial results of the Broadband Infrastructure segment is for the CODM to separately review and analyze its financial performance according to this type of customer and market because it is meaningfully distinct from the Power & Utilities customer and market.

Prior to 2024, all operating expenses were allocated to a Corporate segment. Beginning in fourth quarter 2024, operating expenses that are directly attributable to the operating segments are allocated to each respective segment. The remaining operating expenses that are not directly attributable to operating segments are unallocated and reported as a reconciling adjustment between total segment results and consolidated net income.

For the three years ended December 31, 2024, 2023, and 2022, Farmer Mac has recast its segment results to reflect these changes.

See Note 14 for more information on segment profitability.
(r)New Accounting Standards
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
		December 31, 2024	Farmer Mac adopted this ASU for the year-end December 31, 2024, and applied it retrospectively to all prior periods presented. See note 14 to the consolidated financial statements.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements

Standard	Description	Effect on Consolidated Financial Statements
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

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted.

Farmer Mac is still assessing the impact of the new accounting standard but does not expect that adoption of the new guidance will have a material impact on Farmer Mac's financial position, results of operations, or cash flows.

(s)Reclassifications
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

Zions Bancorporation, National Association:

Farmer Mac considers Zions Bancorporation, National Association and its affiliates ("Zions") a related party because Zions owns approximately 31.2% of Farmer Mac's Class A voting common stock. The following transactions occurred between Farmer Mac and Zions during 2024, 2023, and 2022:

Table 3.1

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Unpaid Principal Balance:
Purchases:
Loans	$173,928	$160,079	$274,517
USDA Securities	363	231	4,171
Sales of Farmer Mac Guaranteed Securities	60,192	—	99,643

Outstanding Agricultural Finance mortgage loans purchased and USDA Securities purchased from Zions represented 3.1% of Farmer Mac's outstanding business volume (excluding loans serviced for others) as of both December 31, 2024 and 2023.

Zions retained servicing fees of $11.2 million, $11.2 million, and $10.4 million in 2024, 2023, and 2022, respectively, for its work as a Farmer Mac servicer.

National Rural Utilities Cooperative Financial Corporation:

Farmer Mac considers the National Rural Utilities Cooperative Financial Corporation ("CFC") a related party because CFC owns approximately 7.91% of Farmer Mac's Class A voting common stock. The following transactions occurred between Farmer Mac and CFC during 2024, 2023, and 2022:

Table 3.2

Farmer Mac Loan Purchases and Guarantees
	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Unpaid Principal Balance:
Loans	$453,972	$298,254	$386,998
LTSPCs	—	—	30,421
AgVantage Securities	200,000	1,450,000	670,000
Total purchases and guarantees	$653,972	$1,748,254	$1,087,419

Of Farmer Mac's total outstanding business volume (excluding loans serviced for others) as of December 31, 2024 and 2023, Power & Utilities loans, loans under LTSPCs, and AgVantage securities issued by CFC represented 19.0% and 20.4%, respectively.

Farmer Mac had interest receivable of $30.0 million and $27.0 million as of December 31, 2024 and 2023, respectively, and earned interest income of $158.4 million, $143.5 million, and $79.4 million during 2024, 2023, and 2022, respectively, related to its AgVantage transactions with CFC.

As of both December 31, 2024 and 2023, Farmer Mac had $0.1 million of commitment fees receivable from CFC and earned commitment fees of $0.9 million, $1.0 million, and $1.1 million, respectively for 2024, 2023, and 2022.

CFC retained servicing fees of $4.1 million, $3.7 million, and $3.4 million in 2024, 2023, and 2022, respectively, for its work as a Farmer Mac central servicer.

CoBank:

Farmer Mac considers CoBank a related party because CoBank owns approximately 32.6% of Farmer Mac's Class B voting common stock.

Farmer Mac purchased $442.7 million, $438.8 million, and $376.0 million of loans and participations from CoBank, under the Infrastructure Finance and Agricultural Finance lines of business in 2024, 2023, and 2022, respectively. Of Farmer Mac's total outstanding business volume as of December 31, 2024 and 2023, CoBank's loans, participations, and unfunded commitments represented 7.1% and 6.7%, respectively, of total outstanding volume (excluding loans serviced for others).

CoBank retained servicing fees of $4.0 million, $3.6 million, and $3.5 million in 2024, 2023, and 2022, respectively, for its work as a Farmer Mac central servicer.

AgFirst Farm Credit Bank:

Farmer Mac considers AgFirst Farm Credit Bank ("AgFirst") a related party because AgFirst owns approximately 16.8% of Farmer Mac's Class B voting common stock.

AgFirst entered into no Agricultural Finance LTSPC transactions in either 2024, 2023, or 2022. The aggregate balance of Agricultural Finance LTSPCs outstanding as of December 31, 2024 and 2023 was $415.2 million and $447.3 million, respectively. In 2024, 2023, and 2022, Farmer Mac received $1.3 million, $1.4 million, and $1.2 million, respectively, in commitment fees from AgFirst, and had $0.1 million of commitment fees receivable as of both December 31, 2024 and 2023.

AgFirst owns certain securities backed by rural housing loans. Farmer Mac guarantees the last ten percent of losses (based on the original principal balance at the time of pooling) from each loan in the pool backing those securities. As of December 31, 2024 and 2023, the outstanding balance of those securities owned by AgFirst was $1.5 million and $1.8 million, respectively. Farmer Mac received guarantee fees of $12,000, $12,000, and $15,000 in 2024, 2023, and 2022, respectively, on those securities.

Farm Credit Bank of Texas:

Farmer Mac considers Farm Credit Bank of Texas a related party because the bank owns approximately 7.7% of Farmer Mac's Class B voting common stock. Farmer Mac received from Farm Credit Bank of Texas commitment fees of $3.6 million, $3.4 million, and $2.9 million in 2024, 2023, and 2022, respectively. The aggregate amount of Agricultural Finance LTSPCs outstanding with Farm Credit Bank of Texas as of December 31, 2024 and 2023 was $1.2 billion and $923.9 million, respectively. In each of 2024, 2023, and 2022, Farm Credit Bank of Texas retained $0.1 million in servicing fees for its work as a Farmer Mac central servicer.

Other Related Party Transactions

Farmer Mac considers Friona Industries LP and Farm Credit of Florida related parties because each of those entities has an affiliation with a member of Farmer Mac's board of directors.

In 2024, Farmer Mac purchased an Agricultural Finance loan participation in the amount of $46.2 million from an unrelated seller where Friona Industries LP was the borrower. Farmer Mac did not purchase any Agricultural Finance mortgage loans where Friona Industries LP was the borrower in 2023 or 2022.

Farmer Mac purchased $1.7 million in Agricultural Finance loans from Farm Credit of Florida in 2024. Farmer Mac did not purchase any Agricultural Finance mortgage loans from Farm Credit of Florida in 2023 or 2022.

4.INVESTMENT SECURITIES

Farmer Mac’s investment securities portfolio is comprised primarily of the following major security types, which is based on the Issuer and associated security characteristics:

•U.S Government guaranteed securities: single-family and multi-family mortgage-backed securities issued by Government National Mortgage Association (Ginnie Mae) and pass-through securities issued by the Small Business Administration, which are guaranteed by the U.S. Government;

•U.S. Government Sponsored Enterprise (“GSE”) guaranteed securities: single-family and multi-family mortgage-backed securities issued by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). GSE securities are not guaranteed by the U.S. government;

•U.S. Treasury Obligations: sovereign debt issued by the United States of America.

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of December 31, 2024 and 2023:

Table 4.1

	As of December 31, 2024
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(27)	$—	$(197)	$19,476
Floating rate Government/GSE guaranteed mortgage-backed securities	2,317,032	(841)	2,316,191	—	3,484	(13,950)	2,305,725
Fixed rate Government/GSE guaranteed mortgage-backed securities	2,544,136	(66,845)	2,477,291	—	3,426	(142,750)	2,337,967
Floating rate U.S. Treasuries	—	—	—	—	—	—	—
Fixed rate U.S. Treasuries	1,302,677	(10,743)	1,291,934	—	2,604	(4,692)	1,289,846
Total available-for-sale	6,183,545	(78,429)	6,105,116	(27)	9,514	(161,589)	5,953,014
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	9,270	—	9,270	—	270	—	9,540
Total held-to-maturity	$9,270	$—	$9,270	$—	$270	$—	$9,540
(1)Amounts presented exclude $22.3 million of accrued interest receivable on investment securities as of December 31, 2024.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statement of operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 6.4% as of December 31, 2024.

	As of December 31, 2023
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(27)	$—	$(591)	$19,082
Floating rate Government/GSE guaranteed mortgage-backed securities	2,454,009	(1,138)	2,452,871	—	1,212	(29,649)	2,424,434
Fixed rate Government/GSE guaranteed mortgage-backed securities	1,727,669	(46,788)	1,680,881	—	6,558	(117,824)	1,569,615
Floating rate U.S. Treasuries	50,000	(17)	49,983	—	—	(15)	49,968
Fixed rate U.S. Treasuries	869,585	(12,885)	856,700	—	2,074	(2,942)	855,832
Total available-for-sale	5,120,963	(60,828)	5,060,135	(27)	9,844	(151,021)	4,918,931
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	53,756	—	53,756	—	1,745	—	55,501
Total held-to-maturity	$53,756	$—	$53,756	$—	$1,745	$—	$55,501
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

During the year ended December 31, 2024, Farmer Mac sold floating rate government/GSE guaranteed mortgage-backed securities for $115.2 million from its available-for-sale investment portfolio, resulting in a gain of $1.1 million. These sales were done to rebalance the liquidity investment portfolio given the lower level of business volume activity while demonstrating that the portfolio provides strong contingent liquidity. Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the years ended December 31, 2023 and 2022.

As of December 31, 2024 and 2023, unrealized losses on available-for-sale investment securities were as follows:

Table 4.2

	As of December 31, 2024
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,476	$(197)
Floating rate Government/GSE guaranteed mortgage-backed securities	269,862	(420)	1,025,360	(13,530)
Fixed rate Government/GSE guaranteed mortgage-backed securities	999,793	(17,682)	946,166	(125,068)
Floating rate U.S. Treasuries	—	—	—	—
Fixed rate U.S. Treasuries	590,307	(4,375)	58,523	(317)
Total	$1,859,962	$(22,477)	$2,049,525	$(139,112)

Number of securities in loss position		90		155

	As of December 31, 2023
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,082	$(591)
Floating rate Government/GSE guaranteed mortgage-backed securities	568,759	(4,395)	1,449,122	(25,254)
Fixed rate Government/GSE guaranteed mortgage-backed securities	384,305	(4,262)	905,759	(113,562)
Floating rate U.S. Treasuries	49,969	(15)	—	—
Fixed rate U.S. Treasuries	140,435	(606)	237,192	(2,336)
Total	$1,143,468	$(9,278)	$2,611,155	$(141,743)

Number of securities in loss position		91		162

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to December 31, 2024 and 2023, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both December 31, 2024 and 2023, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government, a U.S. government sponsored enterprise, or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of December 31, 2024 that is, on average, approximately 93.6% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity, changes in credit spread, or changes in levels of interest rates.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of December 31, 2024 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 4.3

	As of December 31, 2024
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$463,931	$464,956	3.90%
Due after one year through five years	2,308,576	2,288,524	4.09%
Due after five years through ten years	2,441,044	2,319,007	3.94%
Due after ten years	891,565	880,527	4.97%
Total	$6,105,116	$5,953,014	4.15%

5.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of December 31, 2024 and 2023:

Table 5.1

	As of December 31, 2024
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$2,694,492	$(26,928)	$2,667,564	$(178)	$5,978	$(21,592)	$2,651,772
Farmer Mac Guaranteed USDA Securities	50,275	27	50,302	—	246	(1,220)	49,328
Total Farmer Mac Guaranteed Securities	2,744,767	(26,901)	2,717,866	(178)	6,224	(22,812)	2,701,100
USDA Securities	2,351,334	19,200	2,370,534	—	180	(258,190)	2,112,524
Total held-to-maturity	$5,096,101	$(7,701)	$5,088,400	$(178)	$6,404	$(281,002)	$4,813,624
Available-for-sale:
AgVantage	$5,826,948	$—	$5,826,948	$(236)	$6,295	$(327,476)	$5,505,531
Farmer Mac Guaranteed Securities(3)	—	8,710	8,710	—	305	—	9,015
Total available-for-sale	$5,826,948	$8,710	$5,835,658	$(236)	$6,600	$(327,476)	$5,514,546
Trading:
USDA Securities(4)	$814	$42	$856	$—	$—	$(38)	$818
(1)Amounts presented exclude $57.5 million and $59.8 million of accrued interest receivable on available-for-sale and held-to-maturity securities, respectively, as of December 31, 2024.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the statement of financial operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)Fair value includes $9.0 million of an interest-only security with a notional amount of $228.0 million.
(4)The trading USDA securities had a weighted average yield of 5.47% as of December 31, 2024.

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
(1)Amounts presented exclude $47.2 million and $67.4 million of accrued interest receivable on available-for-sale and held-to-maturity securities, respectively, as of December 31, 2023.

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

On July 1, 2023, Farmer Mac transferred $2.7 billion of AgVantage Securities from available-for-sale to held-to-maturity to reflect Farmer Mac's positive intent and ability to hold these securities until maturity or payoff. Farmer Mac transferred these securities at fair value as of the date of the transfer, which included a cost basis adjustment due to unrealized losses of $31.9 million. The accumulated unrealized losses were recorded in accumulated other comprehensive income in the amount of $31.9 million. Both the cost basis adjustment and accumulated unrealized depreciation began amortizing as of the date of transfer and will continue be amortized as an adjustment to the yield on the held-to-maturity AgVantage Securities over the remaining term of the transferred securities.

As of December 31, 2024 and 2023, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 5.2

	As of December 31, 2024
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$998,200	$(3,326)	$1,187,464	$(18,266)
Farmer Mac Guaranteed USDA Securities	30,912	(529)	8,070	(691)
USDA Securities	8,938	(164)	2,099,695	(258,026)
Total held-to-maturity	$1,038,050	$(4,019)	$3,295,229	$(276,983)

Available-for-sale:
AgVantage	$1,152,227	$(12,889)	$3,649,845	$(314,587)
Total available-for-sale	$1,152,227	$(12,889)	$3,649,845	$(314,587)

	As of December 31, 2023
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$2,070,770	$(6,705)	$725,347	$(32,746)
Farmer Mac Guaranteed USDA Securities	—	—	8,393	(806)
USDA Securities	—	—	2,023,801	(319,783)
Total held-to-maturity	$2,070,770	$(6,705)	$2,757,541	$(353,335)

Available-for-sale:
AgVantage	$508,182	$(5,716)	$4,043,431	$(303,695)
Total available-for-sale	$508,182	$(5,716)	$4,043,431	$(303,695)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2024 and 2023, as applicable.

The credit exposure related to Farmer Mac's USDA Securities in the Agricultural Finance line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 66 and 68 available-for-sale securities as of December 31, 2024 and 2023, respectively. There were 45 and 53 held-to-maturity AgVantage securities with an unrealized loss as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, 54 and 62 available-for-sale AgVantage securities had been in a loss position for more than 12 months, respectively. As of December 31, 2024 and 2023, there were 26 and 22 held-to-maturity AgVantage securities, respectively, in a loss position for more than 12 months.

During the three years ended December 31, 2024, 2023, and 2022. Farmer Mac had no sales of AgVantage Farmer Mac Guaranteed Securities, USDA Farmer Mac Guaranteed Securities or USDA Trading Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of December 31, 2024 are set forth below. The balances presented are based on their contractual maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 5.3

	As of December 31, 2024
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$871,516	$869,749	4.20%
Due after one year through five years	3,102,516	3,010,710	3.73%
Due after five years through ten years	730,000	650,677	3.26%
Due after ten years	1,131,626	983,410	3.82%
Total	$5,835,658	$5,514,546	3.75%
(1)Amounts presented exclude $57.5 million of accrued interest receivable.

	As of December 31, 2024
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,094,388	$1,089,152	4.41%
Due after one year through five years	1,021,370	1,006,240	4.08%
Due after five years through ten years	296,135	263,383	3.72%
Due after ten years	2,676,507	2,454,849	4.23%
Total	$5,088,400	$4,813,624	4.25%
(1)Amounts presented exclude $59.8 million of accrued interest receivable.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $15.8 million and $16.4 million of accrued interest receivable and $4.9 million and $6.5 million of accrued interest payable on uncleared swaps as of December 31, 2024 and 2023, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the consolidated balance sheets.

Table 6.1

	As of December 31, 2024
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$7,460,685	$174	$(12,165)	4.71%	3.40%		1.53
Pay fixed non-callable	9,657,181	5,134	(97)	2.67%	4.56%		9.12
Receive fixed callable	4,592,077	5,119	(65,167)	4.54%	3.67%		2.65
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	540,000	16,903	(2)	1.92%	4.87%		3.43
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	157,776	819	(1)	2.92%	4.75%		3.40
Receive fixed non-callable	1,803,328	48	(2)	4.52%	4.43%		0.30
Basis swaps	655,384	8	(354)	4.69%	4.52%		3.83
Treasury futures	29,900	46	—			108.91
Netting adjustments(1)	—	(462)	462
Total financial derivatives	$24,896,331	$27,789	$(77,326)
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

As of December 31, 2024, Farmer Mac expects to reclassify $10.5 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after December 31, 2024. During the years ended December 31, 2024 and 2023, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it was probable that the originally forecasted transactions would occur.

The following tables summarize the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the years ended December 31, 2024, 2023, and 2022:

Table 6.2

	For the Year Ended December 31, 2024
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$345,501	$628,828	$629,187	$(1,249,649)	$2,636	$356,503
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	40,224	147,922	68,346	(275,387)	—	(18,895)
Recognized on hedged items	44,303	213,759	69,516	(423,428)	—	(95,850)
Premium/discount amortization recognized on hedged items	2,134	—	—	(3,197)	—	(1,063)
Income/(expense) related to interest settlements on fair value hedging relationships	$86,661	$361,681	$137,862	$(702,012)	$—	$(115,808)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$29,181	$52,494	$71,213	$105,355	$—	$258,243
Recognized on hedged items	(28,502)	(49,922)	(66,852)	(101,419)	—	(246,695)
Gains/(losses) on fair value hedging relationships	$679	$2,572	$4,361	$3,936	$—	$11,548

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$20,657	$—	$20,657
Recognized on hedged items	—	—	—	(31,241)	—	(31,241)
Discount amortization recognized on hedged items	—	—	—	(34)	—	(34)
Expense recognized on cash flow hedges	$—	$—	$—	$(10,618)	$—	$(10,618)

Gains on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$2,424	$2,424
Interest expense on interest rate swaps	—	—	—	—	(1,377)	(1,377)
Treasury futures	—	—	—	—	1,589	1,589
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$2,636	$2,636

	For the Year Ended December 31, 2023
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$287,144	$590,250	$514,894	$(1,064,741)	$2,882	$330,429
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	35,377	146,027	64,648	(345,852)	—	(99,800)
Recognized on hedged items	33,488	183,396	63,133	(341,523)	—	(61,506)
Premium/discount amortization recognized on hedged items	1,860	—	—	(2,865)	—	(1,005)
Income/(expense) related to interest settlements on fair value hedging relationships	$70,725	$329,423	$127,781	$(690,240)	$—	$(162,311)

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(19,445)	$(91,151)	$(23,528)	$279,803	$—	$145,679
Recognized on hedged items	18,472	89,437	21,686	(280,668)	—	(151,073)
(Losses)/gains on fair value hedging relationships	$(973)	$(1,714)	$(1,842)	$(865)	$—	$(5,394)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$20,643	$—	$20,643
Recognized on hedged items	—	—	—	(31,610)	—	(31,610)
Discount amortization recognized on hedged items	—	—	—	(55)	—	(55)
Expense recognized on cash flow hedges	$—	$—	$—	$(11,022)	$—	$(11,022)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$4,395	$4,395
Interest expense on interest rate swaps	—	—	—	—	(4,845)	(4,845)
Treasury futures	—	—	—	—	3,332	3,332
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$2,882	$2,882

	For the Year Ended December 31, 2022
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$82,659	$283,769	$350,420	$(445,908)	$22,631	$293,571
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	2,727	(19,486)	(501)	(61,941)	—	(79,201)
Recognized on hedged items	16,199	142,809	56,141	(132,406)	—	82,743
Premium/discount amortization recognized on hedged items	(754)	—	—	(2,116)	—	(2,870)
Income/(expense) related to interest settlements on fair value hedging relationships	$18,172	$123,323	$55,640	$(196,463)	$—	$672

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$104,722	$553,530	$351,116	$(489,445)	$—	$519,923
Recognized on hedged items	(105,889)	(553,393)	(341,162)	486,323	—	(514,121)
(Losses)/gains on fair value hedging relationships	$(1,167)	$137	$9,954	$(3,122)	$—	$5,802

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$1,213	$—	$1,213
Recognized on hedged items	—	—	—	(12,847)	—	(12,847)
Discount amortization recognized on hedged items	—	—	—	(57)	—	(57)
Expense recognized on cash flow hedges	$—	$—	$—	$(11,691)	$—	$(11,691)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$13,012	$13,012
Interest expense on interest rate swaps	—	—	—	—	(7,619)	(7,619)
Treasury futures	—	—	—	—	17,238	17,238
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$22,631	$22,631

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of December 31, 2024 and 2023:

Table 6.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(in thousands)
Investment securities, Available-for-Sale, at fair value(1)	$1,477,880	$1,251,386	$(117,137)	$(88,635)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value(2)	5,478,484	5,497,948	(307,358)	(257,436)
Loans held for investment, at amortized cost	1,816,738	1,699,361	(372,444)	(305,592)
Notes Payable(3)	(11,899,049)	(13,350,111)	148,999	250,418
(1)Amortized cost of $1.6 billion and $1.4 billion as of December 31, 2024 and 2023, respectively.
(2)Amortized cost of $5.8 billion as of both December 31, 2024 and 2023.
(3)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of December 31, 2024 and 2023:

Table 6.4

	December 31, 2024
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Netting Adjustments	Financial instruments pledged	Cash Collateral	Net Amount(1)
	(in thousands)
Assets:
Uncleared derivatives	$22,759	$—	$22,759	$(22,061)	$—	$(652)	$46
Cleared derivatives	5,492	(462)	5,030	—	(5,030)	—	—
Total	$28,251	$(462)	$27,789	$(22,061)	$(5,030)	$(652)	$46

Liabilities:
Uncleared derivatives	$(77,326)	$—	$(77,326)	$22,061	$—	$44,299	$(10,966)
Cleared derivatives	(462)	462	—	—	—	—	—
Total	$(77,788)	$462	$(77,326)	$22,061	$—	$44,299	$(10,966)
(1)Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. As of December 31, 2024, Farmer Mac had additional net exposure of $209.0 million due to instances where Farmer Mac's collateral to a counterparty exceeded the net derivative position and $4.7 million due to instances where Farmer Mac's collateral from a counterparty exceeded the net derivative position.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of December 31, 2024 or 2023, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of December 31, 2024 and 2023, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $24.9 billion notional amount of interest rate swaps outstanding as of December 31, 2024, $19.1 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $25.8 billion notional amount of interest rate swaps outstanding as of December 31, 2023, $20.5 billion were cleared through the CME.

7.NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac. Discount notes generally have original maturities of 1 year or less, whereas medium-term notes generally have maturities of 0.5 years to 25.0 years.

The following tables set forth information related to Farmer Mac's borrowings as of December 31, 2024 and 2023:

Table 7.1

	December 31, 2024
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,167,258	4.42%	$1,928,884	5.11%
Medium-term notes	2,343,264	4.64%	1,000,290	5.28%
Current portion of medium-term notes	5,927,101	3.20%
Total due within one year	$10,437,623	3.77%
Due after one year:
Medium-term notes due in:
Two years	$4,844,538	2.66%
Three years	3,822,999	3.53%
Four years	2,732,980	4.13%
Five years	2,491,831	4.41%
Thereafter	3,190,202	2.63%
Total due after one year	$17,082,550	3.34%
Total principal net of discounts	$27,520,173	3.51%
Hedging adjustments	(148,999)
Total	$27,371,174

	December 31, 2023
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,734,387	5.32%	$1,097,300	5.08%
Medium-term notes	384,970	5.07%	1,731,308	4.09%
Current portion of medium-term notes	5,967,811	2.90%
Total due within one year	$8,087,168	3.52%
Due after one year:
Medium-term notes due in:
Two years	$5,523,671	3.27%
Three years	3,825,702	2.27%
Four years	3,038,229	3.44%
Five years	2,623,202	4.37%
Thereafter	3,488,987	2.80%
Total due after one year	$18,499,791	3.16%
Total principal net of discounts	$26,586,959	3.27%
Hedging adjustments	(250,417)
Total	$26,336,542

The maximum amount of Farmer Mac's discount notes outstanding at any month end during the years ended December 31, 2024 and 2023 was $2.3 billion and $1.8 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2025 as of December 31, 2024:

Table 7.2

Debt Callable in 2025 as of December 31, 2024, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2026	$1,522,550	2.20%
2027	909,401	2.94%
2028	588,198	3.80%
2029	415,862	4.42%
Thereafter	1,827,209	2.25%
Total	$5,263,220	2.70%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of December 31, 2024, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2025	$11,933,596	3.91%
2026	4,366,691	2.43%
2027	3,494,164	3.41%
2028	2,490,159	4.06%
2029	2,324,985	4.38%
Thereafter	2,910,578	2.42%
Total principal net of discounts	$27,520,173	3.51%

During the years ended December 31, 2024 and 2023, Farmer Mac called $1.9 billion and $233.0 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of December 31, 2024, Farmer Mac had not used this borrowing authority.

Gains on Repurchases of Outstanding Debt

No outstanding debt repurchases were made in the years ended December 31, 2024 and 2023. During 2022, Farmer Mac repurchased $27.0 million of outstanding debt at a gain of $0.2 million.

8.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of December 31, 2024, Farmer Mac had $6.2 million of loans held for sale and none as of December 31, 2023. During the year ended December 31, 2024, Farmer Mac recorded $1.0 million of lower of cost or fair value adjustments and none during the year ended December 31, 2023.

During 2024, Farmer Mac sold a portion of a Corporate AgFinance agricultural storage and processing loan at a loss of $1.1 million to reduce the overall exposure to the borrower.

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. The segments are characterized by similarities in risk attributes and the manner in which Farmer Mac monitors and assesses credit risk.

The following table includes loans held for investment and loans held for sale and displays the composition of the loan balances as of December 31, 2024 and 2023:

Table 8.1

	As of December 31, 2024			As of December 31, 2023
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$5,414,732	$2,038,283	$7,453,015	$5,133,450	$1,432,261	$6,565,711
Corporate AgFinance	1,381,674	—	1,381,674	1,259,723	—	1,259,723
Total Agricultural Finance loans	6,796,406	2,038,283	8,834,689	6,393,173	1,432,261	7,825,434
Infrastructure Finance loans	4,774,483	—	4,774,483	3,534,763	—	3,534,763
Total unpaid principal balance(1)	11,570,889	2,038,283	13,609,172	9,927,936	1,432,261	11,360,197
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(381,311)	—	(381,311)	(304,817)	—	(304,817)
Total loans	11,189,578	2,038,283	13,227,861	9,623,119	1,432,261	11,055,380
Allowance for losses	(22,594)	(629)	(23,223)	(15,588)	(443)	(16,031)
Total loans, net of allowance	$11,166,984	$2,037,654	$13,204,638	$9,607,531	$1,431,818	$11,039,349
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of December 31, 2024 and 2023:

Table 8.2

	December 31, 2024	December 31, 2023
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$5,132	$3,936
Corporate AgFinance	5,379	2,948
Total Agricultural Finance loans	10,511	6,884
Infrastructure Finance loans	12,712	9,147
Total	$23,223	$16,031

The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2024:

Table 8.3

	Agricultural Finance loans			Infrastructure Finance loans(3)
	Farm & Ranch(1)	Corporate AgFinance(2)	Total
	(in thousands)
Balance as of December 31, 2021	$2,882	$560	$3,442	$10,599
Provision for/(release of) losses	1,246	2,171	3,417	(2,285)
Charge-offs	(84)	—	(84)	—
Balance as of December 31, 2022	$4,044	$2,731	$6,775	$8,314
(Release of)/provision for losses	(108)	217	109	833
Charge-offs	—	—	—	—
Balance as of December 31, 2023	$3,936	$2,948	$6,884	$9,147
Provision for losses	1,297	6,828	8,125	3,565
Charge-offs	(101)	(4,397)	(4,498)	—
Balance as of December 31, 2024	$5,132	$5,379	$10,511	$12,712
(1)As of December 31, 2024, 2023, and 2022, the allowance for losses for Agricultural Finance Farm & Ranch loans includes $1.2 million, $1.0 million, and $1.9 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(2)As of December 31, 2024, 2023, and 2022, the allowance for losses for Agricultural Finance Corporate AgFinance loans includes $1.0 million, $0.0 million, and $2.4 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(3)As of December 31, 2024, 2023, and 2022, the allowance for losses for Infrastructure Finance loans includes no allowance for collateral dependent assets.

The $3.6 million net provision to the allowance for the Infrastructure Finance portfolio during the year ended December 31, 2024 was primarily attributable to new loan volume within the Broadband Infrastructure and Renewable Energy segments and a single renewable energy project that became substandard during fourth quarter 2024.

The $8.1 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the year ended December 31, 2024 was primarily attributable to two permanent planting borrower relationships and other risk rating downgrades. During the year ended December 31, 2024, Farmer Mac had charge-offs of $4.5 million, which was primarily related to a single permanent planting borrower that entered into bankruptcy during second quarter 2024, at which time $3.9 million was deemed uncollectible.

The $0.8 million net provision to the allowance for the Infrastructure Finance portfolio during the year ended December 31, 2023 was primarily attributable to a single telecommunications loan that was downgraded to substandard during the year. The $0.1 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the year ended December 31, 2023 was primarily attributable to increased loan volume.

The $2.3 million net release from the allowance for the Infrastructure Finance portfolio during the year ended December 31, 2022 was primarily attributable to a risk rating upgrade on a single loan and improvements in forecasts of future economic conditions. The risk rating upgrade on that loan reflected that borrower's successful securitization of its large payable that arose during the arctic freeze that struck Texas in February 2021. The $3.4 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the year ended December 31, 2022 was primarily attributable to a risk rating downgrade on a single agricultural storage and processing loan, due to its ongoing bankruptcy proceedings.

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of December 31, 2024 and 2023:

Table 8.4

	As of December 31, 2024
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$7,299,364	$16,478	$7,268	$6,359	$30,105	$123,546	$7,453,015
Corporate AgFinance	1,336,305	—	—	—	—	45,369	1,381,674
Total Agricultural Finance loans	8,635,669	16,478	7,268	6,359	30,105	168,915	8,834,689
Infrastructure Finance loans	4,774,483	—	—	—	—	—	4,774,483
Total	$13,410,152	$16,478	$7,268	$6,359	$30,105	$168,915	$13,609,172
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
(4)Includes $41.5 million of nonaccrual loans for which there was no associated allowance. During the year ended December 31, 2024, Farmer Mac received $4.9 million in interest on nonaccrual loans.

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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Infrastructure Finance loans held as of December 31, 2024 and 2023, by year of origination:

Table 8.5

	As of December 31, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$987,444	$525,559	$1,079,933	$1,577,305	$1,019,779	$1,287,334	$404,950	$6,882,304
Special mention(2)	139,297	34,290	32,886	24,204	7,533	23,099	22,087	283,396
Substandard(3)	8,077	28,790	52,350	24,733	60,418	92,594	20,353	287,315
Total	$1,134,818	$588,639	$1,165,169	$1,626,242	$1,087,730	$1,403,027	$447,390	$7,453,015

For the Year Ended December 31, 2024:
Current period charge-offs	$—	$—	$—	$101	$—	$—	$—	$101
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

	As of December 31, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$210,807	$152,918	$64,860	$235,493	$80,085	$161,354	$262,295	$1,167,812
Special mention(2)	—	37,010	—	14,557	75,440	—	7,158	134,165
Substandard(3)	—	7,309	7,652	—	14,335	33,479	16,922	79,697
Total	$210,807	$197,237	$72,512	$250,050	$169,860	$194,833	$286,375	$1,381,674

For the Year Ended December 31, 2024:
Current period charge-offs	$—	$—	$455	$—	$—	$—	$3,942	$4,397
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

	As of December 31, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$1,158,427	$521,143	$578,882	$174,232	$574,135	$1,229,626	$461,162	$4,697,607
Special mention(2)	—	—	34,388	—	—	—	—	34,388
Substandard(3)	—	13,356	29,132	—	—	—	—	42,488
Total	$1,158,427	$534,499	$642,402	$174,232	$574,135	$1,229,626	$461,162	$4,774,483

For the Year Ended December 31, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

During 2024, 2023, and 2022, Farmer Mac paid a quarterly dividend of $1.40, $1.10, and $0.95 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on its common stock could be restricted if it fails to comply with applicable capital requirements.

Except for the period from March 16, 2020 to March 10, 2021, Farmer Mac has had a common stock repurchase program in place since third quarter 2015. On March 10, 2021, Farmer Mac's board of directors reinstated the share repurchase program on its previous terms and extended the expiration date of the program to March 2023. In February 2023, Farmer Mac's board of directors renewed the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to February 2025. Farmer Mac has not repurchased any shares of its Class C non-voting common stock since the repurchase program was reinstated in March 2021. As of December 31, 2024, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

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

The following table presents the Series D Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock, and the Series G Preferred Stock (collectively referred to as the "Outstanding Preferred Stock") as of December 31, 2024:

Table 9.1

Name	Issuance Date	Issuance Cost	Shares Issued	Annual Dividend Rate(1)	Liquidation Value Per Share	First Possible Redemption Date(2)
Series D	May 13, 2019	$3,340,456	4,000,000	5.700%	$25.00	July 17, 2024
Series E	May 20, 2020	$2,496,750	3,180,000	5.750%	$25.00	July 17, 2025
Series F	August 20, 2020	$3,839,902	4,800,000	5.250%	$25.00	October 17, 2025
Series G	May 27, 2021	$3,661,677	5,000,000	4.875%	$25.00	July 17, 2026
(1)Dividends on all series of Outstanding Preferred Stock are non-cumulative, which means that if Farmer Mac's board of directors has not declared a dividend before the applicable dividend payment date for any dividend period, such dividend will not be paid or cumulate, and Farmer Mac will have no obligation to pay dividends for such dividend period, whether or not dividends on any series of Outstanding Preferred Stock are declared for any future dividend period.
(2)Farmer Mac has the right but not the obligation to redeem.

The following tables present the quarterly dividends paid by Farmer Mac on its outstanding preferred stock during the years ended December 31, 2024, 2023, and 2022:

Table 9.2

	For the Year Ended December 31, 2024
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	$0.3750	$0.3750	$—	$—
5.700% Non-Cumulative Preferred Stock, Series D	0.3563	0.3563	0.3563	0.3563
5.750% Non-Cumulative Preferred Stock, Series E	0.3594	0.3594	0.3594	0.3594
5.250% Non-Cumulative Preferred Stock, Series F	0.3281	0.3281	0.3281	0.3281
4.875% Non-Cumulative Preferred Stock, Series G	0.3047	0.3047	0.3047	0.3047

	For the Year Ended December 31, 2023
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	$0.3750	$0.3750	$0.3750	$0.3750
5.700% Non-Cumulative Preferred Stock, Series D	0.3563	0.3563	0.3563	0.3563
5.750% Non-Cumulative Preferred Stock, Series E	0.3594	0.3594	0.3594	0.3594
5.250% Non-Cumulative Preferred Stock, Series F	0.3281	0.3281	0.3281	0.3281
4.875% Non-Cumulative Preferred Stock, Series G	0.3047	0.3047	0.3047	0.3047

	For the Year Ended December 31, 2022
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	$0.3750	$0.3750	$0.3750	$0.3750
5.700% Non-Cumulative Preferred Stock, Series D	0.3563	0.3563	0.3563	0.3563
5.750% Non-Cumulative Preferred Stock, Series E	0.3594	0.3594	0.3594	0.3594
5.250% Non-Cumulative Preferred Stock, Series F	0.3281	0.3281	0.3281	0.3281
4.875% Non-Cumulative Preferred Stock, Series G	0.3047	0.3047	0.3047	0.3047

Equity-Based Incentive Compensation Plans

Farmer Mac's Amended and Restated 2008 Omnibus Incentive Compensation Plan authorizes the grant of restricted stock units and SARs, among other alternative forms of equity-based compensation, to Farmer Mac's directors, officers, and employees. SARs awarded to officers and employees vest annually in thirds. Farmer Mac has not granted SARs to directors since 2008. If not exercised or cancelled earlier due to the termination of employment, SARs granted to officers or employees expire after 10 years from the grant date. For all SARs granted, the exercise price is equal to the closing price of Farmer Mac's Class C non-voting common stock on the date of grant. SARs granted during the years ended December 31, 2024, 2023, and 2022 have a weighted average exercise price per share of $198.54, $135.12 and $120.38, respectively. During the years ended December 31, 2024, 2023, and 2022, restricted stock unit awards were granted to employees, officers, and directors with vesting periods of one to three years.

The following tables summarize SARs and non-vested restricted stock unit activity for the years ended December 31, 2024, 2023, and 2022:

Table 9.3

	For the Years Ended December 31,
	2024		2023		2022
	SARs	Weighted- Average Exercise Price	SARs	Weighted- Average Exercise Price	SARs	Weighted- Average Exercise Price
Outstanding, beginning of year	125,952	$87.18	132,163	$75.82	130,409	$66.10
Granted	15,465	198.54	16,761	135.12	18,432	120.38
Exercised	(34,728)	65.59	(22,972)	56.82	(16,678)	49.04
Canceled	—	—	—	—	—	—
Outstanding, end of year	106,689	110.35	125,952	87.18	132,163	75.82
Exercisable at end of year	73,906	87.31	87,378	73.15	83,054	63.12

	For the Years Ended December 31,
	2024		2023		2022
	Non-vested Restricted Stock Units	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock Units	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	114,353	$120.13	100,025	$91.84	103,891	$78.55
Granted	39,333	197.52	59,745	135.56	38,668	120.14
Canceled	(4,854)	160.27	(62)	88.68	(2,711)	97.44
Vested and issued	(51,893)	107.33	(45,355)	78.12	(39,823)	84.25
Outstanding, end of year	96,939	156.37	114,353	120.13	100,025	91.84

The cancellations of non-vested restricted stock units during the years ended December 31, 2024, 2023, and 2022 were due to unvested awards terminating in accordance with the provisions of the applicable equity compensation plans or award agreements upon directors' or employees' departures from Farmer Mac.

Cash is not received from exercises of SARs or the vesting and issuance of restricted stock units. During the years ended December 31, 2024, 2023, and 2022, the reduction of income taxes payable as a result of the deduction for the exercise of SARs and the vesting of restricted stock units was $3.0 million, $1.7 million, and $1.2 million, respectively.

During the years ended December 31, 2024, 2023, and 2022, Farmer Mac recorded a net decrease to additional paid-in capital of $5.4 million, $3.1 million, and $1.9 million, respectively, related to stock-based compensation awards.

As of December 31, 2024, Farmer Mac had no stock options outstanding. The following tables summarize information about SARs and non-vested restricted stock units outstanding as of December 31, 2024:

Table 9.4

SARs:
	Outstanding		Exercisable		Vested or Expected to Vest
Range of Exercise Prices	SARs	Weighted- Average Remaining Contractual Life	SARs	Weighted- Average Remaining Contractual Life	SARs	Weighted- Average Remaining Contractual Life
$25.00 - $39.99	4,000	0.2 years	4,000	0.2 years	4,000	0.2 years
40.00 - 54.99	—	0.0 years	—	0.0 years	—	0.0 years
55.00 - 69.99	3,381	2.2 years	3,381	2.2 years	3,381	2.2 years
70.00 - 84.99	30,942	4.8 years	30,942	4.8 years	30,942	4.8 years
85.00 - 99.99	21,162	5.8 years	21,162	5.8 years	21,162	5.8 years
100.00 - 114.99	—	0.0 years	—	0.0 years	—	0.0 years
115.00 - 129.99	14,978	7.2 years	8,834	7.2 years	14,978	7.2 years
130.00 - 144.99	16,761	8.3 years	5,587	8.3 years	16,761	8.3 years
145.00 - 159.99	—	0.0 years	—	0.0 years	—	0.0 years
160.00 - 174.99	—	0.0 years	—	0.0 years	—	0.0 years
175.00 - 189.99	—	0.0 years	—	0.0 years	—	0.0 years
190.00 - 204.99	15,465	2.3 years	—	0.0 years	15,465	2.3 years
	106,689		73,906		106,689

Non-vested Restricted Stock Units:
	Outstanding		Expected to Vest
Weighted- Average Grant-Date Fair Value	Non-vested Restricted Stock Units	Weighted-Average Remaining Contractual Life	Non-vested Restricted Stock Units	Weighted-Average Remaining Contractual Life
$110.00 - $124.99	20,087	0.3 years	20,087	0.3 years
125.00 - 139.99	38,272	1.3 years	38,272	1.3 years
140.00 - 154.99	1,860	1.3 years	1,860	1.3 years
155.00 - 169.99	—	0.0 years	—	0.0 years
170.00 - 184.99	610	2.3 years	610	2.3 years
185.00 - 199.99	36,110	2.3 years	36,110	2.3 years
	96,939		96,939

As of December 31, 2024 and 2023, the intrinsic value of SARs, and non-vested restricted stock units outstanding, exercisable, and vested or expected to vest was $28.4 million and $35.0 million, respectively. During the years ended December 31, 2024, 2023, and 2022, the total intrinsic value of SARs exercised was $4.6 million, $2.4 million, and $1.1 million, respectively. As of December 31, 2024, there was $7.5 million of total unrecognized compensation cost related to non-vested SARs and restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average grant date fair values of SARs and restricted stock unit awards granted in the years ended December 31, 2024, 2023, and 2022 were $159.08, $114.68, and $91.94 per share, respectively. Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation expense of $8.1 million, $6.8 million, and $4.6 million during the years ended December 31, 2024, 2023, and 2022, respectively.

The fair value of SARs was estimated using the Black-Scholes option pricing model based on the following assumptions:

Table 9.5

	For the Years Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.1%	4.1%	1.9%
Expected years until exercise	6 years	6 years	6 years
Expected stock volatility	36.0%	36.6%	37.4%
Dividend yield	2.8%	3.3%	3.2%

The risk-free interest rates used in the model were based on the U.S. Treasury yield curve in effect at the grant date. Farmer Mac used historical data to estimate the timing of SARs exercises used in the model. Expected volatilities were based on historical volatility of Farmer Mac's Class C non-voting common stock. The dividend yields were based on the expected dividends as a percentage of the value of Farmer Mac's Class C non-voting common stock on the grant date.

Because stock will be issued upon the vesting of restricted stock units regardless of the stock price, expected stock volatility is not considered in determining grant date fair value. Restricted stock unit awards also accrue dividends which are paid at vesting. The weighted-average grant date fair value of the restricted stock units awarded in the years ended December 31, 2024, 2023, and 2022 was $197.52, $135.56, and $120.14 per unit, respectively, which is based on the closing price of Farmer Mac's Class C non-voting stock on the date granted.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both December 31, 2024 and 2023, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of December 31, 2024, Farmer Mac's minimum capital requirement was $917.6 million and its core capital level was $1.5 billion, which was $583.5 million above the minimum capital requirement as of that date. As of December 31, 2023, Farmer Mac's minimum capital requirement was $862.6 million and its core capital level was $1.5 billion, which was $589.4 million above the minimum capital requirement as of that date.

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

10.INCOME TAXES

Farmer Mac is subject to federal corporate income taxes but is exempt from state and local corporate income taxes. The components of the federal corporate income tax expense for the years ended December 31, 2024, 2023, and 2022 were as follows:

Table 10.1

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current income tax expense	$54,687	$46,712	$35,609
Deferred income tax expense	(3,777)	6,386	11,926
Income tax expense	$50,910	$53,098	$47,535

A reconciliation of income tax at the statutory federal corporate income tax rate to the income tax expense for the years ended December 31, 2024, 2023, and 2022 is as follows:

Table 10.2

	For the Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Tax expense at statutory rate	$54,201	$53,151	$47,393
Excess tax benefits related to stock-based awards	(1,755)	(924)	(401)
Tax credits	(3,260)	—	—
Other	1,724	871	543
Income tax expense	$50,910	$53,098	$47,535
Statutory tax rate	21.0%	21.0%	21.0%

The components of the deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

Table 10.3

	As of December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Basis difference related to hedge items	$136,589	$84,922
Unrealized losses on available-for-sale securities	12,441	20,514
Allowance for losses	5,310	3,842
Compensation and Benefits	1,779	2,127
Stock-based compensation	3,014	2,481
Capital loss carryforwards	—	35
Valuation allowance	—	(35)
Other	5,887	2,051
Total deferred tax assets	$165,020	$115,937
Deferred tax liability:
Basis differences related to financial derivatives	$135,528	$80,887
Unrealized gains on cash flow hedges	9,212	9,843
Basis difference related to structured securitizations	18,726	16,647
Other	10	90
Total deferred tax liability	$163,476	$107,467
Net deferred tax asset	$1,544	$8,470

As of December 31, 2024 and 2023, Farmer Mac did not identify any uncertain tax positions.

Farmer Mac did not have any unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022.

Tax years 2021 through 2024 remain subject to examination.

11.EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees. Farmer Mac contributed 13.2% of the lesser of an employee's gross salary and the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA") ($345,000 for 2024, $330,000 for 2023, and $305,000 for 2022), plus 5.7% of the difference between: (1) the lesser of the gross salary and the amount established under EGTRRA and (2) the Social Security Taxable Wage Base. Employees are fully vested after having been employed for approximately 3 years. Expenses for this plan for the years ended December 31, 2024, 2023, and 2022 were $4.2 million, $3.6 million, and $3.1 million, respectively.

Farmer Mac established a Nonqualified Deferred Compensation Plan ("NQDC Plan") for its executive officers effective May 1, 2017. Under the NQDC Plan, Farmer Mac credits the account of each participant each calendar year with an amount equal to 18.9% of the difference between: (1) the amount established under EGTRRA and (2) a participant’s gross annual base salary, which for purposes of calculating employer credits under the NQDC Plan is capped at $750,000 for all other participants. This fixed contribution percentage is the same formula used for determining employer contributions to Farmer Mac’s defined contribution retirement plan based on an employee’s gross annual base salary that is above the amount established under EGTRRA for that year. Expenses for the NQDC Plan were $0.2 million, $0.1 million, and $0.2 million, respectively, for the years ended December 31, 2024, 2023, and 2022.

12.GUARANTEES AND COMMITMENTS

Farmer Mac offers two credit enhancement alternatives to direct loan purchases that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity: (1) Farmer Mac Guaranteed Securities and (2) LTSPCs, both of which are available through each of the Agricultural Finance and Infrastructure Finance lines of business.

The contractual terms of Farmer Mac's off-balance sheet guarantees and LTSPCs range from less than 1 year to 30 years. However, the actual term of each guarantee or LTSPC may be significantly less than the contractual term based on the prepayment characteristics of the related loans. Farmer Mac's maximum potential exposure under these off-balance sheet guarantees and LTSPCs is the unpaid principal balance of the underlying loans. Farmer Mac's maximum potential exposure was $4.5 billion and $4.1 billion as of December 31, 2024 and 2023, respectively. The maximum exposure from these guarantees and LTSPCs is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience. In the event Farmer Mac was required to make payments under its guarantees or LTSPCs, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral. For information on Farmer Mac's methodology for determining the reserve for losses for its financial guarantees, see Note 2(h). The following table presents changes in Farmer Mac's guarantee and commitment obligations in the consolidated balance sheets for the years ended December 31, 2024, 2023, and 2022:

Table 12.1

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning balance, January 1	$47,563	$46,582	$43,926
Additions to the guarantee and commitment obligation(1)	6,036	5,312	8,569
Amortization of the guarantee and commitment obligation	(5,273)	(4,331)	(5,913)
Ending balance, December 31	$48,326	$47,563	$46,582
(1)Represents the fair value of the guarantee and commitment obligation at inception.

Off-Balance Sheet Farmer Mac Guaranteed Securities

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2024 and 2023, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 12.2

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31, 2024	As of December 31, 2023
	(in thousands)
Agricultural Finance
Farmer Mac Guaranteed Securities	$426,310	$452,602
Infrastructure Finance
Farmer Mac Guaranteed Securities	—	—
Total off-balance sheet Farmer Mac Guaranteed Securities	$426,310	$452,602

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.

The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 12.3

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Proceeds from new securitizations	$648,442	$222,188	$357,841
Guarantee fees received	1,484	1,620	1,852

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the consolidated balance sheets. The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 12.4

	As of December 31, 2024	As of December 31, 2023
	(dollars in thousands)
Guarantee and commitment obligation	$5,595	$5,969
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	21.2 years	21.9 years

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

Table 12.5

	As of December 31, 2024	As of December 31, 2023
	(dollars in thousands)
Guarantee and commitment obligation(1)	$42,731	$41,594
Maximum principal amount	4,029,019	3,680,333
Weighted-average remaining maturity	14.5 years	14.5 years
(1) Relates to LTSPCs issued or modified on or after January 1, 2003.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment. As of December 31, 2024 and 2023, commitments to purchase Agricultural Finance loans and USDA Guarantees totaled $54.0 million and $31.0 million, respectively, all of which were mandatory commitments. Farmer Mac also has unfunded commitments and letters of credit under which Farmer Mac earns a nominal fee for the obligation to provide funding at a future date. As of December 31, 2024 and 2023, Farmer Mac had $602.6 million and $261.2 million of these unfunded commitments and letters of credit under the Agricultural Finance and Infrastructure lines of business. Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be canceled by Farmer Mac without penalty.

Reserve for Losses - LTSPCs and Farmer Mac Guaranteed Securities

The following table is a summary, by asset type, of the reserve for losses as of December 31, 2024 and 2023:

Table 12.6

	December 31, 2024	December 31, 2023
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance	$1,431	$1,471
Infrastructure Finance	192	240
Total	$1,623	$1,711

The following is a summary of the net changes in the reserve for losses for the three-year period ended December 31, 2024:

Table 12.7

	Agricultural Finance loans	Infrastructure Finance loans
	Reserve for Losses	Reserve for Losses
	(in thousands)
Balance as of December 31, 2021	$1,068	$882
Release of losses	(249)	(268)
Balance as of December 31, 2022	$819	$614
Provision for/(release of) losses	652	(374)
Balance as of December 31, 2023	$1,471	$240
Release of losses	(40)	(48)
Balance as of December 31, 2024	$1,431	$192

The release from the reserve for losses during 2024 for both Agricultural Finance and Infrastructure Finance was primarily due to ratings upgrades.

The provision for the reserve for losses in the Agricultural Finance LTSPC portfolio recorded during the year ended December 31, 2023 was primarily due to an updated estimate of expected losses based on additional available industry data. The release from the reserve for losses in the Infrastructure Finance LTSPC portfolio recorded during the year ended December 31, 2023 was primarily due to an updated estimate of expected losses based on additional available loss-given-default industry data.

The release from the reserve for losses in the Infrastructure Finance LTSPC portfolio recorded during the year ended December 31, 2022 was primarily due to decreased volume and ratings upgrades. The release from the reserve for losses in the Agricultural Finance LTSPC portfolio was primarily due to ratings upgrades.

The following table presents the unpaid principal balances by delinquency status of Agricultural Finance and Infrastructure Finance loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of December 31, 2024 and 2023:

Table 12.8

	As of December 31, 2024
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:	$3,524,406	$1,421	$1,358	$7,603	$10,382	$3,534,788
Infrastructure Finance:	732,731	—	—	—	—	732,731
Total	$4,257,137	$1,421	$1,358	$7,603	$10,382	$4,267,519
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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance and Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of December 31, 2024 and 2023, by year of origination:

Table 12.9

	As of December 31, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance:
Internally Assigned Risk Rating:
Acceptable	$70,757	$163,646	$267,551	$563,747	$583,598	$1,312,988	$452,909	$3,415,196
Special mention(1)	—	5,963	4,920	15,954	4,354	44,964	12,197	88,352
Substandard(2)	—	—	1,246	1,135	6,345	21,297	1,217	31,240
Total	$70,757	$169,609	$273,717	$580,836	$594,297	$1,379,249	$466,323	$3,534,788

For the Year Ended December 31, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2024
	Year of Origination:
	2024	2023	2022	2021	2020	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Infrastructure Finance:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$355,848	$376,883	$732,731
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$355,848	$376,883	$732,731

For the Year Ended December 31, 2024:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

13.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 13.1

Assets and Liabilities Measured at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,476	$19,476
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,305,725	—	2,305,725
Fixed rate GSE guaranteed mortgage-backed securities	—	2,337,967	—	2,337,967
Floating rate U.S. Treasuries	—	—	—	—
Fixed rate U.S. Treasuries	1,289,846	—	—	1,289,846
Total Available-for-sale Investment Securities	1,289,846	4,643,692	19,476	5,953,014
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,505,531	5,505,531
Farmer Mac Guaranteed Securities	—	—	9,015	9,015
Total Farmer Mac Guaranteed Securities	—	—	5,514,546	5,514,546
USDA Securities:
Trading	—	—	818	818
Total USDA Securities	—	—	818	818
Loans:
Loans held for sale, at lower of cost or fair value	—	6,160	—	6,160
Total Loans	—	6,160	—	6,160
Financial derivatives	47	27,742	—	27,789
Guarantee Asset	—	—	5,382	5,382
Total Assets at fair value	$1,289,893	$4,677,594	$5,540,222	$11,507,709
Liabilities:
Financial derivatives	$—	$77,326	$—	$77,326
Total Liabilities at fair value	$—	$77,326	$—	$77,326
(1) Level 3 assets represent 18% of total assets and 48% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2024 or 2023.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the years ended December 31, 2024 and 2023, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the years ended December 31, 2024, 2023, and 2022.

Table 13.2

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2024
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,082	$—	$—	$—	$—	$394	$19,476
Total available-for-sale	19,082	—	—	—	—	394	19,476
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,522,712	677,400	(666,476)	81	(49,727)	21,541	5,505,531
Farmer Mac Guaranteed Securities	9,767	—	(699)	—	—	(53)	9,015
Total available-for-sale	5,532,479	677,400	(667,175)	81	(49,727)	21,488	5,514,546
USDA Securities:
Trading	1,241	—	(443)	—	20	—	818
Total USDA Securities	1,241	—	(443)	—	20	—	818
Guarantee and commitment obligations:
Guarantee Asset	5,831	—	(343)	—	(106)	—	5,382
Total Guarantee and commitment obligations	5,831	—	(343)	—	(106)	—	5,382
Total Assets at fair value	$5,558,633	$677,400	$(667,961)	$81	$(49,813)	$21,882	$5,540,222

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2023
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Transfers Out(1)	Ending Balance
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

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of December 31, 2024 and 2023:

Table 13.3

	As of December 31, 2024
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,476	Indicative bids	Range of broker quotes	99.0% - 99.0% (99.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,505,531	Discounted cash flow	Discount rate	5.0% - 5.5% (5.1%)
Farmer Mac Guaranteed Securities	$9,015	Discounted cash flow	Discount rate	7.9%
			CPR	3%

USDA Securities	$818	Discounted cash flow	Discount rate	5.3% - 5.4% (5.3%)
			CPR	12% - 12% (12%)

Guarantee Asset	$5,382	Discounted cash flow	Discount rate	7.9%
			CPR	3%

	As of December 31, 2023
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,082	Indicative bids	Range of broker quotes	97.0% - 97.0% (97.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,522,712	Discounted cash flow	Discount rate	4.7% - 5.4% (5.0%)
Farmer Mac Guaranteed Securities	$9,767	Discounted cash flow	Discount rate	8.3%
			CPR	3%

USDA Securities	$1,241	Discounted cash flow	Discount rate	5.4% - 5.4% (5.4%)
			CPR	12% - 12% (12%)

Guarantee Asset	$5,831	Discounted cash flow	Discount rate	8.3%
			CPR	3%

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of December 31, 2024 and 2023:

Table 13.4

	As of December 31, 2024		As of December 31, 2023
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,024,007	$1,024,007	$888,707	$888,707
Investment securities	5,973,571	5,973,301	4,981,249	4,979,504
Farmer Mac Guaranteed Securities	8,215,646	8,232,234	9,710,074	9,745,548
USDA Securities	2,113,342	2,371,352	2,036,046	2,355,412
Loans	12,924,604	13,204,638	10,426,021	11,039,349
Financial derivatives	27,789	27,789	37,478	37,478
Guarantee and commitment fees receivable	57,562	50,499	58,465	49,832
Financial liabilities:
Notes payable	26,759,873	27,371,174	25,670,971	26,336,542
Debt securities of consolidated trusts held by third parties	1,910,302	1,929,628	1,268,563	1,351,069
Financial derivatives	77,326	77,326	117,131	117,131
Guarantee and commitment obligations	55,388	48,326	56,195	47,563

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

14.BUSINESS SEGMENT REPORTING

Farmer Mac has seven reportable segments: Farm & Ranch, Corporate AgFinance, Power & Utilities, Broadband Infrastructure, Renewable Energy, Funding, and Investments.

The Farm & Ranch segment includes the financial results of the USDA Securities portfolio, Farm & Ranch loans, and AgVantage securities. The Corporate AgFinance segment includes loans and AgVantage securities to larger and more complex farming operations, agribusinesses focused on food and fiber processing, and other supply chain production.

The Power & Utilities segment includes loans to rural electric generation and transmission cooperatives and distribution cooperatives, as well as AgVantage securities secured by those types of loans. The Broadband Infrastructure segment includes loans to rural fiber, cable/broadband, tower, wireless, local exchange carrier, and data center projects. The Renewable Energy segment includes rural electric solar, wind, and gas projects.

The Funding segment includes the financial results of Farmer Mac's debt issuance, hedging, asset/liability management, and capital allocation strategies. The company allocates interest expense to each of the other segments using a funds transfer pricing process. That process also allocates the benefits and costs from the company's funding and hedging strategies to the Funding segment.

The Investments segment includes the financial results of the company's investment portfolio, which is held for liquidity purposes. Interest expense is allocated to the Investments segment using the same funds transfer pricing process that is used to allocate interest expense to the other segments.

The following table presents Farmer Mac's seven segments:

Agricultural Finance		Infrastructure Finance			Treasury
Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments

The President and Chief Executive Officer serves as the CODM. The CODM reviews segment core earnings to make decisions about allocating resources and to assess the financial performance of the segments. The main difference between core earnings and net income is the exclusion of the effects of fair value fluctuations. These fluctuations are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is expected. Another difference is that core earnings excludes specified infrequent or unusual transactions that are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. The CODM also looks at changes in the segments' on- and off-balance sheet unpaid paid principal balances to assess the performance of the segments.

The following tables present segment core earnings and assets for the years ended December 31, 2024, 2023, and 2022.

Table 14.1

Core Earnings by Business Segment
For the Year Ended December 31, 2024
	Agricultural Finance		Rural Infrastructure			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$615,016	$100,820	$260,636	$38,225	$54,188	$224,390	$310,241	$1,603,516
Interest expense(1)	(475,248)	(70,695)	(240,600)	(27,282)	(40,471)	(89,698)	(305,655)	(1,249,649)
Less: reconciling adjustments(2)(3)	(4,458)	—	(49)	—	—	(9,796)	—	(14,303)
Net effective spread	135,310	30,125	19,987	10,943	13,717	124,896	4,586	339,564
Guarantee and commitment fees(3)	17,695	571	966	464	625	—	—	20,321
Other income/(expense)	3,167	(2,055)	—	—	—	—	1,076	2,188
(Provision for)/release of losses	(1,147)	(6,850)	274	1,469	(5,236)	—	—	(11,490)
Operating expenses(1)	(24,741)	(7,905)	(4,281)	(3,666)	(4,848)	(10,855)	(3,108)	(59,404)
Income tax (expense)/benefit	(27,360)	(2,916)	(3,559)	(1,934)	(894)	(23,949)	(536)	(61,148)
Segment core earnings	$102,924	$10,970	$13,387	$7,276	$3,364	$90,092	$2,018	$230,031

Reconciliation to net income:
Net effects of derivatives and trading securities								$13,141
Unallocated (expenses)/income								(46,217)
Income tax effect related to reconciling items								10,238
Net income								$207,193

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,606,968	$1,887,705	$6,809,366	$802,466	$1,416,525	$—	$—	$29,523,030
Off-balance sheet assets under management								(4,981,285)
Unallocated assets								6,782,997
Total assets on the consolidated balance sheets								$31,324,742
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Includes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts; the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "Gains on financial derivatives" on the consolidated financial statements, to determine the effective funding cost for each operating segment; and excludes the fair value changes of financial derivatives and the corresponding assets or liabilities designated in fair value hedge accounting relationships.
(3)Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

Core Earnings by Business Segment
For the Year Ended December 31, 2023
	Agricultural Finance		Rural Infrastructure			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$559,730	$92,335	$232,106	$30,299	$18,923	$200,264	$258,631	$1,392,288
Interest expense(1)	(422,651)	(61,111)	(215,763)	(21,455)	(14,275)	(71,849)	(257,637)	(1,064,741)
Less: reconciling adjustments(2)(3)	(4,179)	—	(168)	—	—	3,594	186	(567)
Net effective spread	132,900	31,224	16,175	8,844	4,648	132,009	1,180	326,980
Guarantee and commitment fees(3)	17,415	283	1,090	43	97	—	—	18,928
Other income/(expense)	2,952	35	—	—	—	3	29	3,019
(Provision for)/release of losses	(507)	(207)	4,117	(4,324)	(219)	—	4	(1,136)
Operating expenses(1)	(23,306)	(5,540)	(3,553)	(2,415)	(3,382)	(11,037)	(3,184)	(52,417)
Income tax (expense)/benefit	(27,183)	(5,418)	(3,746)	(453)	(238)	(25,405)	414	(62,029)
Segment core earnings	$102,271	$20,377	$14,083	$1,695	$906	$95,570	$(1,557)	$233,345

Reconciliation to net income:
Net effects of derivatives and trading securities								$1,954
Unallocated (expense)/income								(44,227)
Income tax effect related to reconciling items								8,931
Net income								$200,003

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,808,801	$1,693,979	$6,979,570	$501,153	$487,521	$—	$—	$28,471,024
Off-balance sheet assets under management								(4,710,199)
Unallocated assets								5,763,557
Total assets on the consolidated balance sheets								$29,524,382
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Includes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts; the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "Gains on financial derivatives" on the consolidated financial statements, to determine the effective funding cost for each operating segment; and excludes the fair value changes of financial derivatives and the corresponding assets or liabilities designated in fair value hedge accounting relationships.
(3)Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

Core Earnings by Business Segment
For the Year Ended December 31, 2022
	Agricultural Finance		Rural Infrastructure			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$421,139	$55,311	$152,990	$8,832	$5,811	$(8,334)	$81,099	$716,848
Interest expense(1)	(287,921)	(26,102)	(141,176)	(4,471)	(3,328)	104,947	(87,857)	(445,908)
Less: reconciling adjustments(2)(3)	(4,161)	—	(103)	—	—	(11,147)	—	(15,411)
Net effective spread	129,057	29,209	11,711	4,361	2,483	85,466	(6,758)	255,529
Guarantee and commitment fees(3)	16,718	139	1,187	51	49	—	—	18,144
Other income/(expense)	1,420	261	—	—	—	—	—	1,681
(Provision for)/release of losses	(1,216)	(2,136)	3,726	(705)	(494)	—	19	(806)
Operating expenses(1)	(23,332)	(5,629)	(3,198)	(2,009)	(1,690)	(6,798)	(1,950)	(44,606)
Income tax (expense)/benefit	(25,756)	(4,587)	(2,819)	(357)	(73)	(16,521)	1,825	(48,288)
Segment core earnings	$96,891	$17,257	$10,607	$1,341	$275	$62,147	$(6,864)	$181,654

Reconciliation to net income:
Net effects of derivatives and trading securities								$33,715
Unallocated (expense)/income								(37,978)
Income tax effect related to reconciling items								753
Net income								$178,144

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$17,728,792	$1,603,507	$6,042,996	$316,617	$230,170	$—	$—	$25,922,082
Off-balance sheet assets under management								(3,945,557)
Unallocated assets								5,356,585
Total assets on the consolidated balance sheets								$27,333,110
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Includes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts; the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "Gains on financial derivatives" on the consolidated financial statements, to determine the effective funding cost for each operating segment; and excludes the fair value changes of financial derivatives and the corresponding assets or liabilities designated in fair value hedge accounting relationships.
(3)Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer

Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2024, Farmer Mac modernized its systems of record for its investments, AgVantage, and debt portfolios and its treasury management. There were no other changes in Farmer Mac's internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

Item 9B.Other Information

Director and Officer Trading Arrangements

None of Farmer Mac's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2024.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 16, 2025.

Item 11.Executive Compensation

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 16, 2025.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 16, 2025.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 16, 2025.

Item 14.Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 16, 2025.

PART IV

Item 15.Exhibits and Financial Statement Schedules

a.    (1) Financial Statements.

Refer to Item 8 above.

(2) Financial Statement Schedules.

There are no schedules because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended on June 18, 2020 (Previously filed as Exhibit 3.1 to Form 10-Q filed August 10, 2020).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.2 to Form 10-Q filed May 6, 2024).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).

*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.5	—	Specimen Certificate for 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.7 to Form 10-Q filed August 10, 2020).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.1 to Form 8-A filed May 20, 2020).
*	4.6	—	Specimen Certificate for 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.8 to Form 10-Q filed November 9, 2020).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.1 to Form 8-A filed August 20, 2020).
*	4.7	—	Specimen Certificate for 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.8 to Form 10-Q filed August 5, 2021).
*	4.7.1	—	Certificate of Designation of Terms and Conditions of 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.1 to Form 8-A filed May 27, 2021).
*	4.8	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934.(Previously filed as Exhibit 4.9 to Form 10-Q filed November 4, 2024).
†*	10.1.	—	Amended Employment Agreement dated December 23, 2020, between Bradford T. Nordholm and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed December 30, 2020).
†*	10.1.1	—	First Amendment to Amended Employment Agreement dated as of September 28, 2022 between Bradford T. Nordholm and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed October 4, 2022).
†*	10.2	—	Form of Time-Based Restricted Stock Units Award Agreement for grants made to executive officers on or after March 2, 2021. (Previously filed as Exhibit 10.1 to Form 8-K filed March 8, 2021).
†*	10.2.1	—	Form of Time-Based Restricted Stock Units Award Agreement for grants made to directors on or after March 2, 2021 (Previously filed as Exhibit 10.2 to Form 8-K filed March 8, 2021).
†*	10.2.2	—	Amended and Restated 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 10-Q filed August 9, 2018).
†*	10.2.3	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed April 5, 2013).
†*	10.2.4	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made on or after April 1, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed on April 3, 2015).
†*	10.2.5	—
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

†*	10.5	—	Nonqualified Deferred Compensation Plan (effective May 1, 2017) (Previously filed as Exhibit 10.2 to Form 10-Q filed May 10, 2017).
†*	10.6	—	Adoption Agreement of the Nonqualified Deferred Compensation Plan (effective May 1, 2017) (Previously filed as Exhibit 10.3 to Form 10-Q filed May 10, 2017).
†*	10.7	—	Amended Adoption Agreement of the Nonqualified Deferred Compensation Plan, effective November 15, 2023. (Previously filed as Exhibit 10.7 to Form 10-K filed February 23, 2024).
†*	10.8	—	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

†**	10.9	—	Description of compensation agreement between the Registrant and its directors, effective January 1, 2025.
*#	10.10	—
Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of May 1, 2004 (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

*	10.10.1	—
Amendment No. 1 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of June 1, 2009 (Previously filed as Exhibit 10.11.1 to Form 10-Q filed August 10, 2009).

*	10.10.2	—
Amendment No. 2 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of August 25, 2010 (Previously filed as Exhibit 10.11.2 to Form 10-Q filed November 9, 2010).

*	10.11	—
Amended and Restated Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of March 24, 2011 (Previously filed as Exhibit 10.22 to Form 10-Q filed May 10, 2011).

*	10.11.1	—
Fifth Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of January 14, 2025 (Previously filed as Exhibit 10.1 to Form 8-K filed January 14, 2025).

*	10.12	—
Amended and Restated Master Sale and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of August 12, 2011 (Previously filed as Exhibit 10.26 to Form 10-Q filed November 9, 2011).

*	10.12.1	—
Amendment No. 1 to Amended and Restated Master Sale and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of November 28, 2016 (Previously filed as Exhibit 10.17 to Form 10-K filed March 9, 2017)

*	10.13	—
Third Amended, Restated and Consolidated Pledge Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant, dated as of January 14, 2025 (Previously filed as Exhibit 10.2 to Form 8-K filed January 14, 2025).

*	10.14	—
Long Term Standby Commitment to Purchase between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of August 31, 2015 (Previously filed as Exhibit 10.4 to Form 10-Q filed November 9, 2015).

*	10.14.1	—
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

*	10.17	—
Loan Participation and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of February 3, 2020 (Previously filed as Exhibit 10.2 to Form 8-K filed February 7, 2020).

*	10.18	—
Master Non-Recourse Loan Participation Agreement between CoBank, ACB, CoBank, FCB, and the Registrant, dated as of February 13, 2019 (Previously filed as Exhibit 10.1 to Form 8-K filed February 20, 2019).

*	10.19	—	Loan Participation and Servicing Agreement between CoBank, ACB and the Registrant, dated as of February 13, 2019 (Previously filed as Exhibit 10.2 to Form 8-K filed February 20, 2019).
**	19.1	—	Insider trading arrangements and policies, as required by applicable listing standards adopted pursuant to 17 CFR 229.408
*	21	—	List of the Registrant's subsidiaries (Previously filed as Exhibit 21 to Form 10-K filed March 8, 2018).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	97.1	—
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (Previously filed as Exhibit 97.1 to Form 10-K filed February 23, 2024).

**	101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
**	101.SCH	—	Inline XBRL Taxonomy Extension Schema
**	101.CAL	—	Inline XBRL Taxonomy Extension Calculation
**	101.DEF	—	Inline XBRL Taxonomy Extension Definition
**	101.LAB	—	Inline XBRL Taxonomy Extension Label
**	101.PRE	—	Inline XBRL Taxonomy Extension Presentation
**	104	—	Cover Page Inline Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document included as Exhibit 101

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Management contract or compensatory plan

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		February 21, 2025
By:	Bradford T. Nordholm
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Chair of the Board of Directors	February 21, 2025
Lowell L. Junkins

/s/ Bradford T. Nordholm	President and Chief Executive Officer	February 21, 2025
Bradford T. Nordholm	(Principal Executive Officer)

/s/ Aparna Ramesh	Executive Vice President – Chief Financial	February 21, 2025
Aparna Ramesh	Officer and Treasurer
(Principal Financial Officer)

/s/ Gregory N. Ramsey	Vice President – Chief Accounting Officer	February 21, 2025
Gregory N. Ramsey	(Principal Accounting Officer)

Name	Title	Date

/s/ Chester J. Culver	Director	February 21, 2025
Chester J. Culver

/s/ Richard H. Davidson	Director	February 21, 2025
Richard H. Davidson

/s/ James R. Engebretsen	Director	February 21, 2025
James R. Engebretsen

/s/ Sara L. Faivre	Director	February 21, 2025
Sara L. Faivre

/s/ Amy H. Gales	Director	February 21, 2025
Amy H. Gales

/s/ Mitchell A. Johnson	Director	February 21, 2025
Mitchell A. Johnson

/s/ Eric T. McKissack	Director	February 21, 2025
Eric T. McKissack

/s/ Jeffrey L. Plagge	Director	February 21, 2025
Jeffrey L. Plagge

/s/ Kevin G. Riel	Director	February 21, 2025
Kevin G. Riel

/s/ Robert G. Sexton	Director	February 21, 2025
Robert G. Sexton

/s/ Charles A. Stones	Director	February 21, 2025
Charles A. Stones

/s/ Todd P. Ware	Director	February 21, 2025
Todd P. Ware

/s/ LaJuana S. Wilcher	Director	February 21, 2025
LaJuana S. Wilcher