Form 10-Q
period 2025-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2025-05-09
CIK 845877

As filed with the Securities and Exchange Commission on May 9, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes         ☐                               No           ☒
As of May 2, 2025, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,402,081 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Assets:
Cash and cash equivalents (includes restricted cash of $16,346 and $16,190, respectively)	$1,048,135	$1,024,007
Investment securities:
Available-for-sale, at fair value (amortized cost of $6,329,188 and $6,105,116, respectively)	6,230,080	5,953,014
Held-to-maturity, at amortized cost	9,125	9,270
Other investments	13,281	11,017
Total Investment Securities	6,252,486	5,973,301
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $5,859,630 and $5,835,658, respectively)	5,623,384	5,514,546
Held-to-maturity, at amortized cost	2,451,407	2,717,688
Total Farmer Mac Guaranteed Securities	8,074,791	8,232,234
USDA Securities:
Trading, at fair value	651	818
Held-to-maturity, at amortized cost	2,376,690	2,370,534
Total USDA Securities	2,377,341	2,371,352
Loans:
Loans held for sale, at lower of cost or fair value	6,045	6,170
Loans held for investment, at amortized cost	11,636,815	11,183,408
Loans held for investment in consolidated trusts, at amortized cost	2,005,680	2,038,283
Allowance for losses	(25,056)	(23,223)
Total loans, net of allowance	13,623,484	13,204,638
Financial derivatives, at fair value	27,867	27,789
Accrued interest receivable (includes $16,524 and $28,563, respectively, related to consolidated trusts)	262,809	310,592
Guarantee and commitment fees receivable	49,888	50,499
Deferred tax asset, net	—	1,544
Prepaid expenses and other assets	87,138	128,786
Total Assets	$31,803,939	$31,324,742

Liabilities and Equity:
Liabilities:
Notes payable	$27,975,196	$27,371,174
Debt securities of consolidated trusts held by third parties	1,894,920	1,929,628
Financial derivatives, at fair value	63,389	77,326
Accrued interest payable (includes $9,281 and $12,387, respectively, related to consolidated trusts)	221,954	195,113
Guarantee and commitment obligation	47,679	48,326
Accounts payable and accrued expenses	71,232	212,527
Deferred tax liability, net	2,402	—
Reserve for losses	1,521	1,622
Total Liabilities	30,278,293	29,835,716
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,401,649 shares and 9,360,083 shares outstanding, respectively	9,402	9,360
Additional paid-in capital	134,500	135,894
Accumulated other comprehensive loss, net of tax	(1,808)	(12,147)
Retained earnings	970,872	943,239
Total Equity	1,525,646	1,489,026
Total Liabilities and Equity	$31,803,939	$31,324,742
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$83,308	$84,924
Farmer Mac Guaranteed Securities and USDA Securities	126,342	166,813
Loans	171,764	144,580
Total interest income	381,414	396,317
Total interest expense	290,475	309,949
Net interest income	90,939	86,368
(Provision for)/release of losses	(1,684)	1,801
Net interest income after (provision for)/release of losses	89,255	88,169
Non-interest income/(expense):
Guarantee and commitment fees	4,479	3,917
(Losses)/gains on financial derivatives	(2,636)	2,079
Release of reserve for losses	101	69
Other income	1,436	1,249
Non-interest income	3,380	7,314
Operating expenses:
Compensation and employee benefits	17,752	18,257
General and administrative	10,758	8,255
Regulatory fees	1,000	725
Operating expenses	29,510	27,237
Income before income taxes	63,125	68,246
Income tax expense	13,474	14,500
Net income	49,651	53,746
Preferred stock dividends	(5,666)	(6,791)
Net income attributable to common stockholders	$43,985	$46,955

Earnings per common share:
Basic earnings per common share	$4.04	$4.33
Diluted earnings per common share	$4.01	$4.28
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Net income	$49,651	$53,746
Other comprehensive income/(loss):
Net unrealized gains on available-for-sale securities	21,762	39,952
Net changes in held-to-maturity securities	(303)	(634)
Net unrealized (losses)/gains on cash flow hedges	(8,371)	6,286
Other comprehensive income before tax	13,088	45,604
Income tax expense related to other comprehensive income	(2,749)	(9,577)
Other comprehensive income net of tax	10,339	36,027
Comprehensive income	$59,990	$89,773
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
	(in thousands)
Balance as of December 31, 2024	16,980	$411,149	10,891	$10,891	$135,894	$(12,147)	$943,239	$1,489,026
Net Income	—	—	—	—	—	—	49,651	49,651
Other comprehensive income, net of tax	—	—	—	—	—	10,339	—	10,339
Cash dividends:
Preferred stock	—	—	—	—	—	—	(5,666)	(5,666)
Common stock (cash dividend of $1.50 per share)	—	—	—	—	—	—	(16,352)	(16,352)
Issuance of Class C Common Stock	—	—	42	42	79	—	—	121
Stock-based compensation cost	—	—	—	—	3,529	—	—	3,529
Other stock-based award activity	—	—	—	—	(5,002)	—	—	(5,002)
Balance as of March 31, 2025	16,980	$411,149	10,933	$10,933	$134,500	$(1,808)	$970,872	$1,525,646

Balance as of December 31, 2023	19,980	$484,531	10,842	$10,842	$132,919	$(40,145)	$823,716	$1,411,863
Net Income	—	—	—	—	—	—	53,746	53,746
Other comprehensive income, net of tax	—	—	—	—	—	36,027	—	36,027
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(15,186)	(15,186)
Issuance of Class C Common Stock	—	—	27	27	64	—	—	91
Stock-based compensation cost	—	—	—	—	3,483	—	—	3,483
Other stock-based award activity	—	—	—	—	(2,890)	—	—	(2,890)
Balance as of March 31, 2024	19,980	$484,531	10,869	$10,869	$133,576	$(4,118)	$855,485	$1,480,343
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Cash flows from operating activities:
Net income	$49,651	$53,746
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(4,781)	(7,295)
Amortization of debt premiums, discounts, and issuance costs	18,053	11,586
Net change in fair value of trading securities, loans held for sale, hedged items, and financial derivatives	(108,740)	123,519
Losses on sale of real estate owned	69	—
Total provision for/(release of) allowance for losses	1,583	(1,870)
Excess tax benefits related to stock-based awards	(659)	(120)
Deferred income taxes	1,198	2,688
Stock-based compensation expense	3,529	3,483
Proceeds from repayment of loans purchased as held for sale	19,928	12,769
Net change in:
Interest receivable	43,542	40,273
Guarantee and commitment fees receivable	(36)	5
Other assets	41,298	(12,471)
Accrued interest payable	26,841	21,053
Custodial deposit liability	(141,384)	(18,632)
Other liabilities	89	4,601
Net cash provided by operating activities	(49,819)	233,335
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	—	(1,638)
Purchases of available-for-sale and held-to-maturity investment securities	(553,122)	(606,698)
Purchases of other investment securities	(2,264)	(83)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(378,516)	(462,055)
Purchases of loans held for investment	(987,524)	(690,986)
Purchases of defaulted loans	(1,298)	—
Proceeds from repayment of available-for-sale and held-to-maturity investment securities	332,698	520,194
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	614,238	254,722
Proceeds from repayment of loans purchased as held for investment	629,185	461,071
Proceeds from sale of real estate owned	725	—
Net cash used in investing activities	(345,878)	(525,473)
Cash flows from financing activities:
Proceeds from issuance of discount notes	16,578,544	12,851,600
Proceeds from issuance of medium-term notes	3,355,631	1,774,926
Payments to redeem discount notes	(16,884,950)	(12,695,146)
Payments to redeem medium-term notes	(2,535,000)	(1,713,000)
Payments to third parties on debt securities of consolidated trusts	(67,501)	(45,068)
Proceeds from common stock issuance	79	64
Tax payments related to share-based awards	(4,960)	(2,863)
Dividends paid on common and preferred stock	(22,018)	(21,977)
Net cash provided by financing activities	419,825	148,536
Net change in cash and cash equivalents	24,128	(143,602)
Cash, cash equivalents, and restricted cash at beginning of period	1,024,007	888,707
Cash, cash equivalents, and restricted cash at end of period	$1,048,135	$745,105

Non-cash activity:
Loans securitized as Farmer Mac Guaranteed Securities	26,023	15,936
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2024 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2024 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2024 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three months ended March 31, 2025.

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

Table 1.1

	Consolidation of Variable Interest Entities
	As of March 31, 2025
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$2,005,680	$—	$2,005,680
Debt securities of consolidated trusts held by third parties (1)(2)	1,894,920	—	1,894,920
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	58,580	—	58,580
Maximum exposure to loss (3)	58,219	—	58,219
Investment securities:
Carrying value (4)	—	4,476,698	4,476,698
Maximum exposure to loss (3)(4)	—	4,730,044	4,730,044
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3)(5)	414,291	—	414,291
(1)Includes borrower remittances of $0.2 million. The borrower remittances had not been passed through to third-party investors as of March 31, 2025.
(2)Includes $110.5 million in unamortized discount related to structured securitization transactions.
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
(2)Includes $113.2 million in unamortized discount related to a structured securitization transaction.
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

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock unit awards. The following schedule reconciles basic and diluted EPS for the three months ended March 31, 2025 and 2024:

Table 1.2

	For the Three Months Ended
	March 31, 2025			March 31, 2024
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$43,985	10,896	$4.04	$46,955	10,847	$4.33
Effect of dilutive securities(1)
SARs and restricted stock units	—	87	(0.03)	—	122	(0.05)
Diluted EPS	$43,985	10,983	$4.01	$46,955	10,969	$4.28
(1)For the three months ended March 31, 2025 and 2024, SARs and restricted stock units of 58,539 and 49,371, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended March 31, 2025 and 2024, contingent shares of unvested restricted stock units of 29,507 and 29,918, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three months ended March 31, 2025 and 2024.

Table 1.3

	As of March 31, 2025				As of March 31, 2024
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(37,575)	$(9,226)	$34,654	$(12,147)	$(68,447)	$(8,724)	$37,026	$(40,145)
Other comprehensive income/(loss) before reclassifications	17,194	—	(3,591)	13,603	31,565	—	9,256	40,821
Amounts reclassified from AOCI	(3)	(239)	(3,022)	(3,264)	(4)	(500)	(4,290)	(4,794)
Net comprehensive income/(loss)	17,191	(239)	(6,613)	10,339	31,561	(500)	4,966	36,027
Ending Balance	$(20,384)	$(9,465)	$28,041	$(1,808)	$(36,886)	$(9,224)	$41,992	$(4,118)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three months ended March 31, 2025 and 2024:

Table 1.4

	For the Three Months Ended
	March 31, 2025			March 31, 2024
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale securities	$21,766	$4,572	$17,194	$39,957	$8,392	$31,565
Less reclassification adjustments included in:
Other income(1)	(4)	(1)	(3)	(5)	(1)	(4)
Total	$21,762	$4,571	$17,191	$39,952	$8,391	$31,561
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(2)	(303)	(64)	(239)	(634)	(134)	(500)
Total	$(303)	$(64)	$(239)	$(634)	$(134)	$(500)
Cash flow hedges
Unrealized (losses)/gains on cash flow hedges	$(4,546)	$(955)	$(3,591)	$11,717	$2,461	$9,256
Less reclassification adjustments included in:
Net interest income(3)	(3,825)	(803)	(3,022)	(5,431)	(1,141)	(4,290)
Total	$(8,371)	$(1,758)	$(6,613)	$6,286	$1,320	$4,966
Other comprehensive income	$13,088	$2,749	$10,339	$45,604	$9,577	$36,027
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

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of March 31, 2025 and December 31, 2024:

Table 2.1

	As of March 31, 2025
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(27)	$—	$(320)	$19,353
Floating rate Government/GSE guaranteed mortgage-backed securities	2,404,113	(1,174)	2,402,939	—	3,046	(13,888)	2,392,097
Fixed rate Government/GSE guaranteed mortgage-backed securities	2,661,093	(65,956)	2,595,137	—	15,589	(106,814)	2,503,912
Fixed rate U.S. Treasuries	1,320,517	(9,105)	1,311,412	—	4,726	(1,420)	1,314,718
Total available-for-sale	6,405,423	(76,235)	6,329,188	(27)	23,361	(122,442)	6,230,080
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	9,125	—	9,125	—	309	—	9,434
Total held-to-maturity	$9,125	$—	$9,125	$—	$309	$—	$9,434
(1)Amounts presented exclude $27.1 million of accrued interest receivable on investment securities as of March 31, 2025.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statement of operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 6.4% as of March 31, 2025.

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

Farmer Mac did not sell any securities from its available-for-sale or held-to-maturity investment portfolios during the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of March 31, 2025
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,353	$(320)
Floating rate Government/GSE guaranteed mortgage-backed securities	480,450	(593)	1,014,378	(13,295)
Fixed rate Government/GSE guaranteed mortgage-backed securities	487,530	(7,324)	971,658	(99,490)
Fixed rate U.S. Treasuries	309,390	(1,266)	46,048	(154)
Total	$1,277,370	$(9,183)	$2,051,437	$(113,259)

Number of securities in loss position		64		157

	As of December 31, 2024
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,476	$(197)
Floating rate Government/GSE guaranteed mortgage-backed securities	269,862	(420)	1,025,360	(13,530)
Fixed rate Government/GSE guaranteed mortgage-backed securities	999,793	(17,682)	946,166	(125,068)
Fixed rate U.S. Treasuries	590,307	(4,375)	58,523	(317)
Total	$1,859,962	$(22,477)	$2,049,525	$(139,112)

Number of securities in loss position		90		155

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to March 31, 2025 and December 31, 2024, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both March 31, 2025 and December 31, 2024, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government, a U.S. government sponsored enterprise, or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of March 31, 2025 that is, on average, approximately 94.8% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity, changes in credit spread, or changes in levels of interest rates.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of March 31, 2025 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of March 31, 2025
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$598,357	$599,403	3.75%
Due after one year through five years	2,331,405	2,326,662	4.10%
Due after five years through ten years	2,491,567	2,407,741	3.82%
Due after ten years	907,859	896,274	4.71%
Total	$6,329,188	$6,230,080	4.04%

3.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of March 31, 2025 and December 31, 2024:

Table 3.1

	As of March 31, 2025
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$2,428,184	$(26,322)	$2,401,862	$(162)	$9,967	$(14,490)	$2,397,177
Farmer Mac Guaranteed USDA Securities	49,682	25	49,707	—	344	(1,013)	49,038
Total Farmer Mac Guaranteed Securities	2,477,866	(26,297)	2,451,569	(162)	10,311	(15,503)	2,446,215
USDA Securities	2,358,530	18,160	2,376,690	—	4,824	(210,102)	2,171,412
Total held-to-maturity	$4,836,396	$(8,137)	$4,828,259	$(162)	$15,135	$(225,605)	$4,617,627
Available-for-sale:
AgVantage	$5,851,094	$—	$5,851,094	$(186)	$16,400	$(252,796)	$5,614,512
Farmer Mac Guaranteed Securities(3)	—	8,536	8,536	—	336	—	8,872
Total available-for-sale	$5,851,094	$8,536	$5,859,630	$(186)	$16,736	$(252,796)	$5,623,384
Trading:
USDA Securities(4)	$645	$36	$681	$—	$—	$(30)	$651
(1)Amounts presented exclude $59.3 million and $47.7 million of accrued interest receivable on available-for-sale and held-to-maturity securities, respectively, as of March 31, 2025.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the statement of financial operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)Fair value includes $8.9 million of an interest-only security with a notional amount of $222.1 million.
(4)The trading USDA securities had a weighted average yield of 5.68% as of March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of March 31, 2025
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$258,468	$(1,047)	$1,232,355	$(13,443)
Farmer Mac Guaranteed USDA Securities	30,584	(446)	8,088	(567)
USDA Securities	—	—	1,806,718	(210,102)
Total held-to-maturity	$289,052	$(1,493)	$3,047,161	$(224,112)

Available-for-sale:
AgVantage	$428,719	$(1,375)	$3,442,179	$(251,421)
Total available-for-sale	$428,719	$(1,375)	$3,442,179	$(251,421)

	As of December 31, 2024
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$998,200	$(3,326)	$1,187,464	$(18,266)
Farmer Mac Guaranteed USDA Securities	30,912	(529)	8,070	(691)
USDA Securities	8,938	(164)	2,099,695	(258,026)
Total held-to-maturity	$1,038,050	$(4,019)	$3,295,229	$(276,983)

Available-for-sale:
AgVantage	$1,152,227	$(12,889)	$3,649,845	$(314,587)
Total available-for-sale	$1,152,227	$(12,889)	$3,649,845	$(314,587)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to March 31, 2025 and December 31, 2024, as applicable.

The credit exposure related to Farmer Mac's USDA Securities in the Agricultural Finance line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 56 and 66 available-for-sale securities as of March 31, 2025 and December 31, 2024, respectively. There were 37 and 45 held-to-maturity AgVantage securities with an unrealized loss as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, 51 and 54 available-for-sale AgVantage securities had been in a loss position for more than 12 months, respectively. As of March 31, 2025 and December 31, 2024, there were 28 and 26 held-to-maturity AgVantage securities, respectively, in a loss position for more than 12 months.

During the three months ended March 31, 2025 and 2024, Farmer Mac had no sales of AgVantage Farmer Mac Guaranteed Securities, USDA Farmer Mac Guaranteed Securities or USDA Trading Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of March 31, 2025 are set forth below. The balances presented are based on their contractual maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of March 31, 2025
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$781,516	$778,790	4.55%
Due after one year through five years	2,947,494	2,892,428	3.77%
Due after five years through ten years	1,180,000	1,089,435	3.55%
Due after ten years	950,620	862,731	3.99%
Total	$5,859,630	$5,623,384	3.86%
(1)Amounts presented exclude $59.3 million of accrued interest receivable.

	As of March 31, 2025
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,106,610	$1,096,081	3.62%
Due after one year through five years	748,491	745,365	4.89%
Due after five years through ten years	311,220	283,590	3.76%
Due after ten years	2,661,938	2,492,591	4.29%
Total	$4,828,259	$4,617,627	4.24%
(1)Amounts presented exclude $47.7 million of accrued interest receivable.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $27.6 million and $15.8 million of accrued interest receivable and $3.0 million and $4.9 million of accrued interest payable on uncleared swaps as of March 31, 2025 and December 31, 2024, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the consolidated balance sheets.

Table 4.1

	As of March 31, 2025
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$6,668,512	$771	$(8,174)	4.65%	3.40%		1.53
Pay fixed non-callable	9,777,601	108	(11,160)	2.75%	4.48%		9.01
Receive fixed callable	4,890,883	13,666	(44,321)	4.47%	3.79%		2.81
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	518,000	13,602	(184)	1.90%	4.83%		3.32
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	166,769	588	(48)	2.89%	4.67%		3.21
Receive fixed non-callable	1,340,287	7	(4)	4.44%	4.26%		0.27
Basis swaps	640,384	7	(378)	4.61%	4.50%		3.67
Treasury futures	6,700	1	(3)			111.20
Netting adjustments(1)	—	(883)	883
Total financial derivatives	$24,009,136	$27,867	$(63,389)
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

As of March 31, 2025, Farmer Mac expects to reclassify $9.1 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after March 31, 2025. During the three months ended March 31, 2025 and 2024, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it was probable that the originally forecasted transactions would occur.

The following tables summarize the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the three months ended March 31, 2025 and 2024:

Table 4.2

	For the Three Months Ended March 31, 2025
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$83,308	$126,342	$171,764	$(290,475)	$(2,636)	$88,303
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	7,085	22,059	12,386	(28,494)	—	13,036
Recognized on hedged items	13,130	55,871	18,968	(103,878)	—	(15,909)
Premium/discount amortization recognized on hedged items	431	—	—	(660)	—	(229)
Income/(expense) related to interest settlements on fair value hedging relationships	$20,646	$77,930	$31,354	$(133,032)	$—	$(3,102)

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(34,009)	$(82,485)	$(44,554)	$75,600	$—	$(85,448)
Recognized on hedged items	33,978	82,017	44,981	(74,429)	—	86,547
(Losses)/gains on fair value hedging relationships	$(31)	$(468)	$427	$1,171	$—	$1,099

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$3,825	$—	$3,825
Recognized on hedged items	—	—	—	(6,345)	—	(6,345)
Discount amortization recognized on hedged items	—	—	—	—	—	—
Expense recognized on cash flow hedges	$—	$—	$—	$(2,520)	$—	$(2,520)

Losses on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(2,703)	$(2,703)
Interest expense on interest rate swaps	—	—	—	—	318	318
Treasury futures	—	—	—	—	(251)	(251)
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$(2,636)	$(2,636)

	For the Three Months Ended March 31, 2024
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$84,924	$166,813	$144,580	$(309,949)	$2,079	$88,447
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	10,297	40,332	17,849	(83,551)	—	(15,073)
Recognized on hedged items	9,948	51,705	16,598	(106,433)	—	(28,182)
Premium/discount amortization recognized on hedged items	445	—	—	(747)	—	(302)
Income/(expense) related to interest settlements on fair value hedging relationships	$20,690	$92,037	$34,447	$(190,731)	$—	$(43,557)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$27,789	$81,586	$48,180	$(54,717)	$—	$102,838
Recognized on hedged items	(27,521)	(80,743)	(47,061)	55,489	—	(99,836)
Gains/(losses) on fair value hedging relationships	$268	$843	$1,119	$772	$—	$3,002

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$5,431	$—	$5,431
Recognized on hedged items	—	—	—	(8,091)	—	(8,091)
Discount amortization recognized on hedged items	—	—	—	(14)	—	(14)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,674)	$—	$(2,674)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$754	$754
Interest expense on interest rate swaps	—	—	—	—	(34)	(34)
Treasury futures	—	—	—	—	1,359	1,359
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$2,079	$2,079

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of March 31, 2025 and December 31, 2024:

Table 4.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in thousands)
Investment securities, Available-for-Sale, at fair value(1)	$1,633,772	$1,477,880	$(83,159)	$(117,137)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value(2)	5,586,662	5,478,484	(225,341)	(307,358)
Loans held for investment, at amortized cost	1,880,996	1,816,738	(327,463)	(372,444)
Notes Payable(3)	(11,480,083)	(11,899,049)	74,570	148,999
(1)Amortized cost of $1.7 billion and $1.6 billion as of March 31, 2025 and December 31, 2024, respectively.
(2)Amortized cost of $5.8 billion as of both March 31, 2025 and December 31, 2024.
(3)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of March 31, 2025 and December 31, 2024:

Table 4.4

	March 31, 2025
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Netting Adjustments	Financial instruments pledged	Cash Collateral	Net Amount(1)
	(in thousands)
Assets:
Uncleared derivatives	$27,867	$—	$27,867	$(23,657)	$—	$(4,167)	$43
Cleared derivatives	883	(883)	—	—	—	—	—
Total	$28,750	$(883)	$27,867	$(23,657)	$—	$(4,167)	$43

Liabilities:
Uncleared derivatives	$(52,806)	$—	$(52,806)	$23,657	$—	$17,971	$(11,178)
Cleared derivatives	(11,466)	883	(10,583)	—	10,583	—	—
Total	$(64,272)	$883	$(63,389)	$23,657	$10,583	$17,971	$(11,178)
(1)Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. As of March 31, 2025, Farmer Mac had additional net exposure of $212.1 million due to instances where Farmer Mac's collateral to a counterparty exceeded the net derivative position and $8.1 million due to instances where Farmer Mac's collateral from a counterparty exceeded the net derivative position.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of March 31, 2025 and December 31, 2024, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $24.0 billion notional amount of interest rate swaps outstanding as of March 31, 2025, $18.2 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $24.9 billion notional amount of interest rate swaps outstanding as of December 31, 2024, $19.1 billion were cleared through the CME.

5.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of March 31, 2025, Farmer Mac had $6.0 million of loans held for sale and $6.2 million as of December 31, 2024.

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. The segments are characterized by similarities in risk attributes and the manner in which Farmer Mac monitors and assesses credit risk.

The following table includes loans held for investment and loans held for sale and displays the composition of the loan balances as of March 31, 2025 and December 31, 2024:

Table 5.1

	As of March 31, 2025			As of December 31, 2024
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$5,501,067	$2,005,680	$7,506,747	$5,414,732	$2,038,283	$7,453,015
Corporate AgFinance	1,371,202	—	1,371,202	1,381,674	—	1,381,674
Total Agricultural Finance loans	6,872,269	2,005,680	8,877,949	6,796,406	2,038,283	8,834,689
Infrastructure Finance loans	5,108,990	—	5,108,990	4,774,483	—	4,774,483
Total unpaid principal balance(1)	11,981,259	2,005,680	13,986,939	11,570,889	2,038,283	13,609,172
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(338,399)	—	(338,399)	(381,311)	—	(381,311)
Total loans	11,642,860	2,005,680	13,648,540	11,189,578	2,038,283	13,227,861
Allowance for losses	(24,356)	(700)	(25,056)	(22,594)	(629)	(23,223)
Total loans, net of allowance	$11,618,504	$2,004,980	$13,623,484	$11,166,984	$2,037,654	$13,204,638
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of March 31, 2025 and December 31, 2024:

Table 5.2

	March 31, 2025	December 31, 2024
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$5,071	$5,132
Corporate AgFinance	6,298	5,379
Total Agricultural Finance loans	11,369	10,511
Infrastructure Finance loans	13,687	12,712
Total	$25,056	$23,223

The following is a summary of the changes in the allowance for losses for the three months ended March 31, 2025 and 2024:

Table 5.3

	For the Three Months Ended
	March 31, 2025				March 31, 2024
	Agricultural Finance loans			Infrastructure Finance loans(3)	Agricultural Finance loans			Infrastructure Finance loans(3)
	Farm & Ranch(1)	Corporate AgFinance(2)	Total		Farm & Ranch(1)	Corporate AgFinance(2)	Total
	(in thousands)
Beginning Balance	$5,132	$5,379	$10,511	$12,712	$3,936	$2,948	$6,884	$9,147
(Release of)/provision for losses	(61)	836	775	975	599	(379)	220	(1,963)
Recovery	—	83	83	—	—	—	—	—
Ending Balance	$5,071	$6,298	$11,369	$13,687	$4,535	$2,569	$7,104	$7,184
(1)As of March 31, 2025 and 2024, the allowance for losses for Agricultural Finance Farm & Ranch loans includes $0.7 million and $1.4 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(2)As of March 31, 2025 and 2024, the allowance for losses for Agricultural Finance Corporate AgFinance loans includes $1.0 million and $0.0 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(3)As of both March 31, 2025 and 2024, the allowance for losses for Infrastructure Finance loans includes no allowance for collateral dependent assets.

The $1.0 million net provision to the allowance for the Infrastructure Finance portfolio during the quarter ended March 31, 2025 was primarily attributable to new loan volume within the Renewable Energy and Power & Utilities segments.

The $0.8 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the quarter ended March 31, 2025 was primarily attributable to new loan volume.

The $2.0 million net release from the allowance for the Infrastructure Finance portfolio during the quarter ended March 31, 2024 was primarily attributable to a single telecommunications loan that completed a restructuring, which resulted in an improved collateral position and a paydown of approximately 15% of its previously unpaid principal balance. The $0.2 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the quarter ended March 31, 2024 was primarily attributable to increased loan volume. Although substandard Agricultural Finance loans increased $73.0 million from December 31, 2023, there was not a significant provision for loss associated with that increase because of the net realizable value of those loans.

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of March 31, 2025 and December 31, 2024:

Table 5.4

	As of March 31, 2025
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$7,320,821	$17,004	$7,031	$10,096	$34,131	$151,795	$7,506,747
Corporate AgFinance	1,320,794	5,494	—	—	5,494	44,914	1,371,202
Total Agricultural Finance loans	8,641,615	22,498	7,031	10,096	39,625	196,709	8,877,949
Infrastructure Finance loans	5,108,990	—	—	—	—	—	5,108,990
Total	$13,750,605	$22,498	$7,031	$10,096	$39,625	$196,709	$13,986,939
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
(4)Includes $36.4 million of nonaccrual loans for which there was no associated allowance. During the three months ended March 31, 2025, Farmer Mac received $1.3 million in interest on nonaccrual loans.

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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Infrastructure Finance loans held as of March 31, 2025 and December 31, 2024, by year of origination:

Table 5.5

	As of March 31, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$311,988	$962,820	$499,416	$983,198	$1,541,249	$2,179,587	$377,473	$6,855,731
Special mention(2)	25,067	159,529	34,085	37,548	18,739	40,774	19,369	335,111
Substandard(3)	2,328	17,821	36,679	60,541	27,741	150,413	20,382	315,905
Total	$339,383	$1,140,170	$570,180	$1,081,287	$1,587,729	$2,370,774	$417,224	$7,506,747

For the Three Months Ended March 31, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of March 31, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$49,143	$208,911	$137,905	$64,537	$207,574	$213,314	$261,089	$1,142,473
Special mention(2)	—	—	36,874	—	—	74,549	5,061	116,484
Substandard(3)	—	—	7,311	7,310	28,317	47,617	21,690	112,245
Total	$49,143	$208,911	$182,090	$71,847	$235,891	$335,480	$287,840	$1,371,202

For the Three Months Ended March 31, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of March 31, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$295,563	$1,172,130	$520,026	$601,968	$175,924	$1,761,509	$529,965	$5,057,085
Special mention(2)	—	—	—	9,724	—	—	—	9,724
Substandard(3)	—	—	13,122	29,059	—	—	—	42,181
Total	$295,563	$1,172,130	$533,148	$640,751	$175,924	$1,761,509	$529,965	$5,108,990

For the Three Months Ended March 31, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

6.GUARANTEES AND COMMITMENTS

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2025 and December 31, 2024, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Agricultural Finance
Farmer Mac Guaranteed Securities	$414,291	$426,310
Total off-balance sheet Farmer Mac Guaranteed Securities	$414,291	$426,310

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.

The following table summarizes the cash flows received from trusts used for Farmer Mac securitizations:

Table 6.2

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Guarantee fees received	$404	$449

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the consolidated balance sheets. The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 6.3

	As of March 31, 2025	As of December 31, 2024
	(dollars in thousands)
Guarantee and commitment obligation	$5,423	$5,595
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	21.0 years	21.2 years

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

Table 6.4

	As of March 31, 2025	As of December 31, 2024
	(dollars in thousands)
Guarantee and commitment obligation(1)	$42,256	$42,731
Maximum principal amount	4,146,719	4,029,019
Weighted-average remaining maturity	14.6 years	14.5 years
(1) Relates to LTSPCs issued or modified on or after January 1, 2003.

Reserve for Losses - LTSPCs and Farmer Mac Guaranteed Securities

The following table is a summary, by asset type, of the reserve for losses as of March 31, 2025 and December 31, 2024:

Table 6.5

	March 31, 2025	December 31, 2024
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance	$1,335	$1,431
Infrastructure Finance	186	192
Total	$1,521	$1,623

The following is a summary of the net changes in the reserve for losses for the three month period ended March 31, 2025 and 2024:

Table 6.6

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance
Beginning Balance	$1,431	$1,471
(Release of)/provision for losses	(96)	(64)
Ending Balance	$1,335	$1,407

Infrastructure Finance
Beginning Balance	$192	$240
(Release of)/provision for losses	(6)	(5)
Ending Balance	$186	$235

The release from the reserve for losses during first quarter 2025 for both Agricultural Finance and Infrastructure Finance was primarily due to ratings upgrades.

The following table presents the unpaid principal balances by delinquency status of Agricultural Finance and Infrastructure Finance loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of March 31, 2025 and December 31, 2024:

Table 6.7

	As of March 31, 2025
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:	$3,493,817	$9,785	$3,386	$4,540	$17,711	$3,511,528
Infrastructure Finance:	865,926	—	—	—	—	865,926
Total	$4,359,743	$9,785	$3,386	$4,540	$17,711	$4,377,454
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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance and Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of March 31, 2025 and December 31, 2024, by year of origination:

Table 6.8

	As of March 31, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance:
Internally Assigned Risk Rating:
Acceptable	$18,183	$86,202	$163,699	$249,627	$551,903	$1,842,141	$473,476	$3,385,231
Special mention(1)	—	—	7,839	12,444	7,717	48,271	12,226	88,497
Substandard(2)	—	—	—	1,246	14,130	22,095	329	37,800
Total	$18,183	$86,202	$171,538	$263,317	$573,750	$1,912,507	$486,031	$3,511,528

For the Three Months Ended March 31, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of March 31, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Infrastructure Finance:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$347,889	$518,037	$865,926
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$347,889	$518,037	$865,926

For the Three Months Ended March 31, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

The following tables set forth information related to Farmer Mac's borrowings as of March 31, 2025 and December 31, 2024:

Table 7.1

	March 31, 2025
	Outstanding as of March 31		Average Outstanding During the Quarter
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,874,562	4.24%	$2,015,154	4.32%
Medium-term notes	2,813,359	4.45%	2,339,633	5.37%
Current portion of medium-term notes	5,420,306	2.91%
Total due within one year	$10,108,227	3.59%
Due after one year:
Medium-term notes due in:
Two years	$5,703,854	3.05%
Three years	3,420,124	3.83%
Four years	2,957,557	4.20%
Five years	2,845,939	4.31%
Thereafter	3,014,065	2.67%
Total due after one year	$17,941,539	3.52%
Total principal net of discounts	$28,049,766	3.55%
Hedging adjustments	(74,570)
Total	$27,975,196

	December 31, 2024
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,167,258	4.42%	$1,928,884	5.11%
Medium-term notes	2,343,264	4.64%	1,000,290	5.28%
Current portion of medium-term notes	5,927,101	3.20%
Total due within one year	$10,437,623	3.77%
Due after one year:
Medium-term notes due in:
Two years	$4,844,538	2.66%
Three years	3,822,999	3.53%
Four years	2,732,980	4.13%
Five years	2,491,831	4.41%
Thereafter	3,190,202	2.63%
Total due after one year	$17,082,550	3.34%
Total principal net of discounts	$27,520,173	3.51%
Hedging adjustments	(148,999)
Total	$27,371,174

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the three months ended March 31, 2025 and 2024 was $2.1 billion and $1.9 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2025 as of March 31, 2025:

Table 7.2

Debt Callable in 2025 as of March 31, 2025, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2026	$1,512,624	2.16%
2027	853,491	2.78%
2028	573,260	3.75%
2029	353,497	4.25%
Thereafter	1,797,394	2.19%
Total	$5,090,266	2.60%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of March 31, 2025, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2025	$10,388,191	3.66%
2026	5,224,255	2.94%
2027	3,813,258	3.69%
2028	2,727,135	4.10%
2029	2,354,686	4.38%
Thereafter	3,542,241	2.98%
Total principal net of discounts	$28,049,766	3.55%

During the three months ended March 31, 2025 and 2024, Farmer Mac called $488.5 million and $354.5 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of March 31, 2025, Farmer Mac had not used this borrowing authority.

Gains on Repurchases of Outstanding Debt

No outstanding debt repurchases were made in the three months ended March 31, 2025 and 2024.

8.EQUITY

Common Stock

During first quarter 2025, Farmer Mac paid a quarterly dividend of $1.50 per share on all classes of its common stock. For each quarter in 2024, Farmer Mac paid a quarterly dividend of $1.40 per share on all classes of its common stock.

In February 2025, Farmer Mac's board of directors renewed the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to February 2027. Farmer Mac has not repurchased any shares of its Class C non-voting common stock since the repurchase program was reinstated in March 2021.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both March 31, 2025 and December 31, 2024, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of March 31, 2025, Farmer Mac's minimum capital requirement was $926.7 million and its core capital level was $1.5 billion, which was $600.8 million above the minimum capital requirement as of that date. As of December 31, 2024, Farmer Mac's minimum capital requirement was $917.6 million and its core capital level was $1.5 billion, which was $583.5 million above the minimum capital requirement as of that date.

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

9.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 9.1

Assets and Liabilities Measured at Fair Value as of March 31, 2025
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,353	$19,353
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,392,097	—	2,392,097
Fixed rate GSE guaranteed mortgage-backed securities	—	2,503,912	—	2,503,912
Fixed rate U.S. Treasuries	1,314,718	—	—	1,314,718
Total Available-for-sale Investment Securities	1,314,718	4,896,009	19,353	6,230,080
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,614,512	5,614,512
Farmer Mac Guaranteed Securities	—	—	8,872	8,872
Total Farmer Mac Guaranteed Securities	—	—	5,623,384	5,623,384
USDA Securities:
Trading	—	—	651	651
Total USDA Securities	—	—	651	651
Loans:
Loans held for sale, at lower of cost or fair value	—	6,045	—	6,045
Total Loans	—	6,045	—	6,045
Financial derivatives	1	27,866	—	27,867
Guarantee Asset	—	—	5,297	5,297
Total Assets at fair value	$1,314,719	$4,929,920	$5,648,685	$11,893,324
Liabilities:
Financial derivatives	$3	$63,386	$—	$63,389
Total Liabilities at fair value	$3	$63,386	$—	$63,389
(1) Level 3 assets represent 18% of total assets and 47% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2025 or December 31, 2024.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the three months ended March 31, 2025 and 2024, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three months ended March 31, 2025 and 2024.

Table 9.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2025
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains included in Income	Unrealized (losses)/gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,476	$—	$—	$—	$—	$(123)	$19,353
Total available-for-sale	19,476	—	—	—	—	(123)	19,353
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,505,531	300,000	(275,854)	50	82,066	2,719	5,614,512
Farmer Mac Guaranteed Securities	9,015	—	(174)	—	—	31	8,872
Total available-for-sale	5,514,546	300,000	(276,028)	50	82,066	2,750	5,623,384
USDA Securities:
Trading	818	—	(175)	—	8	—	651
Total USDA Securities	818	—	(175)	—	8	—	651
Guarantee and commitment obligations:
Guarantee Asset	5,382	—	(86)	—	1	—	5,297
Total Guarantee and commitment obligations	5,382	—	(86)	—	1	—	5,297
Total Assets at fair value	$5,540,222	$300,000	$(276,289)	$50	$82,075	$2,627	$5,648,685

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2024
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized losses included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
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

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of March 31, 2025 and December 31, 2024:

Table 9.3

	As of March 31, 2025
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,353	Indicative bids	Range of broker quotes	98.4% - 98.4% (98.4%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,614,512	Discounted cash flow	Discount rate	4.7% - 5.1% (4.8%)
Farmer Mac Guaranteed Securities	$8,872	Discounted cash flow	Discount rate	8.0%
			CPR	3%

USDA Securities	$651	Discounted cash flow	Discount rate	5.0% - 5.2% (5.1%)
			CPR	11% - 14% (13%)

Guarantee Asset	$5,297	Discounted cash flow	Discount rate	8.0%
			CPR	3%

	As of December 31, 2024
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,476	Indicative bids	Range of broker quotes	99.0% - 99.0% (99.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,505,531	Discounted cash flow	Discount rate	5.0% - 5.5% (5.1%)
Farmer Mac Guaranteed Securities	$9,015	Discounted cash flow	Discount rate	7.9%
			CPR	3%

USDA Securities	$818	Discounted cash flow	Discount rate	5.3% - 5.4% (5.3%)
			CPR	12% - 12% (12%)

Guarantee Asset	$5,382	Discounted cash flow	Discount rate	7.9%
			CPR	3%

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of March 31, 2025 and December 31, 2024:

Table 9.4

	As of March 31, 2025		As of December 31, 2024
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,048,135	$1,048,135	$1,024,007	$1,024,007
Investment securities	6,252,795	6,252,486	5,973,571	5,973,301
Farmer Mac Guaranteed Securities	8,069,599	8,074,791	8,215,646	8,232,234
USDA Securities	2,172,063	2,377,341	2,113,342	2,371,352
Loans	13,476,915	13,623,484	12,924,604	13,204,638
Financial derivatives	27,867	27,867	27,789	27,789
Guarantee and commitment fees receivable	56,159	49,888	57,562	50,499
Financial liabilities:
Notes payable	27,479,303	27,975,196	26,759,873	27,371,174
Debt securities of consolidated trusts held by third parties	1,911,578	1,894,920	1,910,302	1,929,628
Financial derivatives	63,389	63,389	77,326	77,326
Guarantee and commitment obligations	53,950	47,679	55,388	48,326

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

The Farm & Ranch segment includes the financial results of the USDA Securities portfolio, Farm & Ranch loans, and AgVantage securities secured by Farm & Ranch loans. The Corporate AgFinance segment includes loans and AgVantage securities to larger and more complex farming operations, agribusinesses focused on food and fiber processing, and other supply chain production.

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

The Funding segment includes the financial results of Farmer Mac's debt issuance, hedging, asset/liability management, and capital allocation strategies. Farmer Mac allocates interest expense to each of the other segments using a funds transfer pricing process. That process also allocates the benefits and costs from Farmer Mac's funding and hedging strategies to the Funding segment.

The Investments segment includes the financial results of Farmer Mac's investment portfolio, which is held for liquidity purposes. Interest expense is allocated to the Investments segment using the same funds transfer pricing process that is used to allocate interest expense to the other segments.

The following table presents Farmer Mac's seven segments:

Agricultural Finance		Infrastructure Finance			Treasury
Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments

The President and Chief Executive Officer serves as the Chief Operating Decision Maker ("CODM"). The CODM reviews segment core earnings to make decisions about allocating resources and to assess the financial performance of the segments. The main difference between core earnings and net income is the exclusion of the effects of fair value fluctuations. These fluctuations are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is expected. Another difference is that core earnings excludes specified infrequent or unusual transactions that are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. The CODM also looks at changes in the segments' on- and off-balance sheet unpaid paid principal balances to assess the performance of the segments.

The following tables present segment core earnings and assets for the three months ended March 31, 2025 and 2024.

Table 10.1

Core Earnings by Business Segment
For the Three Months Ended March 31, 2025
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$149,681	$25,122	$64,995	$10,833	$20,315	$32,978	$77,490	$381,414
Interest expense(1)	(114,789)	(16,482)	(59,638)	(7,267)	(15,203)	(1,460)	(75,636)	(290,475)
Less: reconciling adjustments(2)(3)	(1,007)	—	(28)	—	—	86	—	(949)
Net effective spread	33,885	8,640	5,329	3,566	5,112	31,604	1,854	89,990
Guarantee and commitment fees(3)	4,551	197	221	336	183	—	—	5,488
Other income/(expense)	1,222	—	—	—	—	—	22	1,244
Release of/(provision for) losses	193	(828)	(77)	229	(1,100)	—	—	(1,583)
Operating expenses(1)	(6,595)	(2,133)	(1,123)	(1,052)	(1,708)	(2,800)	(823)	(16,234)
Income tax (expense)/benefit	(6,982)	(1,235)	(913)	(647)	(522)	(6,049)	(221)	(16,569)
Segment core earnings	$26,274	$4,641	$3,437	$2,432	$1,965	$22,755	$832	$62,336

Reconciliation to net income:
Net effects of derivatives and trading securities								$(2,535)
Unallocated (expenses)/income								(13,245)
Income tax effect related to reconciling items								3,095
Net income								$49,651

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,094,515	$1,889,363	$7,187,966	$974,835	$1,608,664	$—	$—	$29,755,343
Off-balance sheet assets under management								(5,071,733)
Unallocated assets								7,120,329
Total assets on the consolidated balance sheets								$31,803,939
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

Core Earnings by Business Segment
For the Three Months Ended March 31, 2024
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$152,204	$24,888	$66,306	$8,695	$8,149	$60,239	$75,836	$396,317
Interest expense(1)	(118,315)	(16,917)	(61,383)	(6,353)	(6,100)	(25,520)	(75,361)	(309,949)
Less: reconciling adjustments(2)(3)	(1,046)	—	(33)	—	—	(2,245)	—	(3,324)
Net effective spread	32,843	7,971	4,890	2,342	2,049	32,474	475	83,044
Guarantee and commitment fees(3)	4,484	87	256	93	62	—	—	4,982
Other income/(expense)	995	12	—	—	—	—	4	1,011
(Provision for)/release of losses	(497)	378	174	2,836	(1,022)	—	1	1,870
Operating expenses(1)	(6,129)	(1,850)	(1,131)	(827)	(1,068)	(2,564)	(729)	(14,298)
Income tax (expense)/benefit	(6,656)	(1,386)	(880)	(933)	(4)	(6,281)	52	(16,088)
Segment core earnings	$25,040	$5,212	$3,309	$3,511	$17	$23,629	$(197)	$60,521

Reconciliation to net income:
Net effects of derivatives and trading securities								$4,479
Unallocated (expense)/income								(12,842)
Income tax effect related to reconciling items								1,588
Net income								$53,746

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,900,906	$1,766,294	$6,970,538	$467,185	$742,307	$—	$—	$28,847,230
Off-balance sheet assets under management								(4,637,247)
Unallocated assets								5,562,208
Total assets on the consolidated balance sheets								$29,772,191
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the quarter ended March 31, 2025. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage
Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on February 21, 2025
(the "2024 Annual Report").

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
•changes in capital position;
•future dividend payments; and
•other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve assumptions, estimates, and the evaluation of risks and uncertainties. Various factors or events, both known and unknown, could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Farmer Mac's 2024 Annual Report, as well as uncertainties about:

•the availability to Farmer Mac of debt and equity financing and, if available, the reasonableness of rates and terms;
•legislative, regulatory, or political developments that could affect Farmer Mac, its sources of business, or agricultural or infrastructure industries;
•fluctuations in the fair value of assets held by Farmer Mac and its subsidiaries;
•the level of lender interest in Farmer Mac's products and the secondary market provided by Farmer Mac;
•the general rate of growth in agricultural mortgage and infrastructure indebtedness;
•the effect of economic conditions stemming from disruptive global events or otherwise on agricultural mortgage or infrastructure lending, borrower repayment capacity, or collateral values, including inflation, fluctuations in interest rates, changes in U.S. trade policies (including tariffs and trade restrictions), fluctuations in export demand for U.S. agricultural products and foreign currency exchange rates, supply chain disruptions, increases in input costs, labor availability, and volatility in commodity prices;
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

During first quarter 2025, Farmer Mac:

•provided $1.8 billion in liquidity and lending capacity to lenders serving rural America;
•maintained strong liquidity in our investment portfolio well above regulatory requirements; and
•maintained our strong capital position, well above regulatory requirements, and uninterrupted access to the debt capital markets.
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

Table 1

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
	(in thousands)
Net income attributable to common stockholders	$43,985	$50,848	$46,955
Core earnings	45,966	43,554	43,392

The $6.9 million sequential decrease in net income attributable to common stockholders was primarily attributable to a $5.5 million after-tax decrease in the fair value of financial derivatives, a $2.6 million decrease in federal income tax benefit from the purchase of renewable energy investment tax credits that occurred in fourth quarter 2024 and did not recur in first quarter 2025, and a $1.9 million after-tax decrease in net interest income. These decreases were partially offset by a $1.8 million after-tax decrease in the provision for credit losses, and a $0.8 million after-tax decrease in an unrealized loss on a mortgage loan held for sale that occurred in fourth quarter 2024 and did not recur in first quarter 2025.

The $3.0 million year-over-year decrease in net income attributable to common stockholders for first quarter 2025 compared to first quarter 2024 was primarily attributable to a $3.7 million after-tax decrease in the fair value of financial derivatives and a $2.7 million after-tax increase in the provision for credit losses. These factors were partially offset by a $3.6 million after-tax increase in net interest income.

The $2.4 million sequential increase in core earnings was primarily attributable to a $1.9 million after-tax increase in net effective spread, a $1.8 million after-tax decrease in the provision for credit losses, and a $0.9 million after-tax decrease in unrealized loss on mortgage loan held for sale, partially offset by a $2.6 million decrease in federal income tax benefit from the purchase of renewable energy investment tax credits.

The $2.6 million year-over-year increase in core earnings for first quarter 2025 compared to 2024 was due to a $5.5 million after-tax increase in net effective spread, partially offset by a $2.7 million after-tax increase in provision for credit losses.

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

Table 2

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
	(in thousands)
Net interest income	$90,939	$93,368	$86,368
Net interest yield %	1.15%	1.21%	1.15%
Net effective spread	$89,990	$87,528	$83,044
Net effective spread %	1.17%	1.16%	1.14%

The $2.4 million sequential decrease in net interest income was primarily due to a $4.6 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives) and an increase of $0.6 million in funding costs. These factors were partially offset by a $2.8 million increase from net new business volume. In percentage terms, the sequential decrease was 0.06%, which was primarily attributable to the decrease in the fair value of designated financial derivatives.

The $4.6 million year-over-year increase in net interest income for first quarter 2025 compared to first quarter 2024 was primarily attributable to a $6.4 million increase from net new business volume and a $0.6 million decrease in funding costs, partially offset by a $1.9 million decrease in the fair value of designated financial derivatives.

The $2.5 million sequential increase in net effective spread was primarily attributable to net new business volume.

The $6.9 million year-over-year increase in net effective spread for first quarter 2025 compared to first quarter 2024 was primarily due to a $6.4 million increase from net new business volume and a $0.6 million decrease in funding costs. In percentage terms, the year-over-year increase of 0.03% was primarily attributable to the shift in the composition of new business volume towards higher-yielding assets.

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

Business Volume

Our outstanding business volume was $29.8 billion as of March 31, 2025, a net increase of $0.2 billion from December 31, 2024 after taking into account all new business, maturities, sales, and paydowns on existing assets. The net increase was primarily attributable to a net increase of $0.7 billion in the Infrastructure Finance line of business, partially offset by a net decrease of $0.5 billion in the Agricultural Finance line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Core capital	$1,527,454	$1,501,173
Capital in excess of minimum capital level required	600,776	583,527

The increase in capital in excess of the minimum capital level required was primarily attributable to an increase in retained earnings.

Credit Quality

The following table presents Agricultural Finance on- and off-balance sheet substandard assets, in dollars and as a percentage of the respective portfolio as of March 31, 2025 and December 31, 2024:

Table 4

	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
March 31, 2025	$428,150	4.8%	$37,800	1.1%
December 31, 2024	367,012	4.2%	31,240	0.9%

Increase/(decrease) from prior year-ending	61,138	0.6%	6,560	0.2%
The increase of $61.1 million in on-balance sheet substandard assets during first quarter was primarily driven by credit downgrades in agricultural storage and processing, crops, and permanent plantings.
As of both March 31, 2025 and December 31, 2024, there were two substandard assets with a cumulative outstanding balance of $42.2 million and $42.5 million, respectively, in the Infrastructure Finance portfolio.
For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 25 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."
The following table presents 90-day delinquencies for the on- and off-balance sheet Agricultural Finance portfolios in dollars and as a percentage of the respective balance sheet category as of March 31, 2025 and December 31, 2024:

Table 5

	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
March 31, 2025	$155,438	1.75%	$4,539	0.13%
December 31, 2024	101,340	1.15%	7,604	0.22%

Increase/(decrease) from prior year-ending	54,098	0.60%	(3,065)	(0.09)%
On-balance sheet Agricultural Finance assets 90 or more days delinquent increased in permanent plantings, crops, livestock, and part-time farms. Off-balance sheet Agricultural Finance assets 90 days or more delinquent decreased in crops, permanent plantings, and livestock. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet Agricultural Finance portfolio represented over half of the aggregate 90-day delinquencies as of March 31, 2025.

As of both March 31, 2025 and December 31, 2024, there were no 90-day delinquencies in Farmer Mac's portfolio of Infrastructure Finance loan purchases and loans underlying LTSPCs.

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

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$43,985	$46,955
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 13)	(2,573)	1,683
Gains on hedging activities due to fair value changes	1,099	3,002
Unrealized gains/(losses) on trading securities	9	(14)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	28	31
Net effects of terminations or net settlements on financial derivatives	(1,070)	(192)
Income tax effect related to reconciling items	526	(947)
Sub-total	(1,981)	3,563
Core earnings	$45,966	$43,392

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$89,990	$83,044
Guarantee and commitment fees(2)	5,488	4,982
Other(3)	1,315	1,077
Total revenues	96,793	89,103

Credit related expense/(income) (GAAP):
Provision for/(release of) losses	1,583	(1,870)
Loss on sale of REO	68	—
Total credit related expense/(income)	1,651	(1,870)

Operating expenses (GAAP):
Compensation and employee benefits	17,752	18,257
General and administrative	10,758	8,255
Regulatory fees	1,000	725
Total operating expenses	29,510	27,237

Net earnings	65,632	63,736
Income tax expense(4)	14,000	13,553
Preferred stock dividends (GAAP)	5,666	6,791
Core earnings	$45,966	$43,392

Core earnings per share:
Basic	$4.22	$4.00
Diluted	$4.19	$3.96
Weighted-average shares:
Basic	10,896	10,847
Diluted	10,983	10,969
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

Table 7

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands, except per share amounts)
GAAP - Basic EPS	$4.04	$4.33
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 13)	(0.23)	0.16
Gains on hedging activities due to fair value changes	0.10	0.28
Unrealized gains/(losses) on trading securities	—	—
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—
Net effects of terminations or net settlements on financial derivatives	(0.10)	(0.02)
Income tax effect related to reconciling items	0.05	(0.09)
Sub-total	(0.18)	0.33
Core Earnings - Basic EPS	$4.22	$4.00

Shares used in per share calculation (GAAP and Core Earnings)	10,896	10,847

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$4.01	$4.28
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 13)	(0.23)	0.15
Gains on hedging activities due to fair value changes	0.10	0.28
Unrealized gains/(losses) on trading securities	—	—
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—
Net effects of terminations or net settlements on financial derivatives	(0.10)	(0.02)
Income tax effect related to reconciling items	0.05	(0.09)
Sub-total	(0.18)	0.32
Core Earnings - Diluted EPS	$4.19	$3.96

Shares used in per share calculation (GAAP and Core Earnings)	10,983	10,969

The non-GAAP reconciling items between net income attributable to common stockholders and core earnings are:

1. (Losses)/gains on financial derivatives due to fair value changes are presented by two reconciling items in Table 6 above: (a) (Losses)/gains on undesignated financial derivatives due to fair value changes; and (b) Gains on hedging activities due to fair value changes.

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

Net Interest Income. The following table provides information about interest-earning assets and funding for the three months ended March 31, 2025 and 2024. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis. Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly. The average balance of loans in consolidated trusts with beneficial interests owned by third parties (single-class) and for which Farmer Mac guarantees all classes of securities issued is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities. The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 8

	For the Three Months Ended
	March 31, 2025			March 31, 2024
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$7,198,035	$83,308	4.63%	$6,244,375	$84,924	5.44%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	23,641,621	288,211	4.88%	22,842,007	302,403	5.30%
Total interest-earning assets	30,839,656	371,519	4.82%	29,086,382	387,327	5.33%
Funding:
Total interest-bearing liabilities(2)	28,685,250	281,590	3.93%	27,139,894	302,011	4.45%
Net non-interest-bearing funding	2,154,405	—		1,946,488	—
Total funding	30,839,655	281,590	3.65%	29,086,382	302,011	4.15%
Net interest income/yield prior to consolidation of certain trusts	30,839,655	89,929	1.17%	29,086,382	85,316	1.17%
Net effect of consolidated trusts(3)	871,466	1,010	0.46%	852,883	1,052	0.49%
Net interest income/yield	$31,711,121	$90,939	1.15%	$29,939,265	$86,368	1.15%
(1)Excludes interest income of $9.9 million and $9.0 million in first quarter 2025 and 2024, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(2)Excludes interest expense of $8.9 million and $7.9 million in first quarter 2025 and 2024, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(3)Includes the effect of consolidated trusts with beneficial interests owned by third parties (single-class).

The $4.6 million year-over-year increase in net interest income for first quarter 2025 compared to first quarter 2024 was primarily attributable to a $6.4 million increase from net new business volume and a $0.6 million decrease in funding costs, partially offset by a $1.9 million decrease in the fair value of designated financial derivatives.

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

Table 9

	For the Three Months Ended March 31, 2025 Compared to Same Period in 2024
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(13,608)	$11,992	$(1,616)
Loans, Farmer Mac Guaranteed Securities and USDA Securities	(24,521)	10,329	(14,192)
Total	(38,129)	22,321	(15,808)
Expense from other interest-bearing liabilities	(36,957)	16,536	(20,421)
Change in net interest income prior to consolidation of certain trusts(1)	$(1,172)	$5,785	$4,613
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

Table 10

	For the Three Months Ended
	March 31, 2025		March 31, 2024
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$90,939	1.15%	$86,368	1.15%
Net effects of consolidated trusts	(1,010)	0.02%	(1,052)	0.02%
Expense related to undesignated financial derivatives	318	—%	(34)	—%
Amortization of premiums/discounts on assets consolidated at fair value	(25)	—%	(27)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	867	0.01%	791	0.01%
Fair value changes on fair value hedge relationships	(1,099)	(0.01)%	(3,002)	(0.04)%
Net effective spread	$89,990	1.17%	$83,044	1.14%

The $6.9 million year-over-year increase in net effective spread for first quarter 2025 compared to first quarter 2024 was primarily due to a $6.4 million increase from net new business volume and a $0.6 million decrease in funding costs. In percentage terms, the year-over-year increase of 0.03% was primarily attributable to the shift in the composition of new business volume towards higher-yielding assets, partially offset by increased funding costs.

See Note 10 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three month period ended March 31, 2025 and 2024:

Table 11

	For the Three Months Ended
	March 31, 2025			March 31, 2024
	Allowance for Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Beginning Balance	$23,670	$1,622	$25,292	$16,589	$1,711	$18,300
Provision for/(release of) losses	1,684	(101)	1,583	(1,801)	(69)	(1,870)
Recovery	83	—	83	—	—	—
Ending Balance	$25,437	$1,521	$26,958	$14,788	$1,642	$16,430

See Notes 5 and 6 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

During first quarter 2025, we recorded a $1.6 million net provision to the total allowance for losses primarily due to new loan volume in the Infrastructure Finance and Agricultural Finance lines of business.

Guarantee and Commitment Fees. The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the three months ended March 31, 2025 and 2024:

Table 12

	For the Three Months Ended
			Change
	March 31, 2025	March 31, 2024	$	%
	(dollars in thousands)
Contractual guarantee and commitment fees	$4,429	$3,904	$525	13%
Guarantee obligation amortization	1,756	1,782	(26)	(1)%
Guarantee asset fair value changes	(1,706)	(1,769)	63	4%
Guarantee and commitment fee income	$4,479	$3,917	$562	14%

Guarantee and commitment fee income increased for the three months ended March 31, 2025 compared to 2024, which was primarily attributable to increased business volume in unused commitments in the Infrastructure Finance line of business. As adjusted for the non-GAAP core earnings presentation, guarantee and commitment fees were $5.5 million for the three months ended March 31, 2025, compared to $5.0 million for the three months ended March 31, 2024.

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

(Losses)/gains on financial derivatives. The components of gains and losses on financial derivatives for the three months ended March 31, 2025 and 2024 are summarized in the following table:

Table 13

	For the Three Months Ended
			Change
	March 31, 2025	March 31, 2024	$	%
	(dollars in thousands)
(Losses)/gains due to fair value changes	$(2,573)	$1,683	$(4,256)	(253)%
Accrual of contractual payments	318	(34)	352	(1,035)%
(Losses)/gains due to terminations or net settlements	(381)	430	(811)	(189)%
(Losses)/gains on financial derivatives	$(2,636)	$2,079	$(4,715)	(227)%

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

Operating Expenses. The components of operating expenses for the three months ended March 31, 2025 and 2024 are summarized in the following table:

Table 14

	For the Three Months Ended
			Change
	March 31, 2025	March 31, 2024	$	%
	(dollars in thousands)
Compensation and employee benefits	$17,752	$18,257	$(505)	(3)%
General and administrative	10,758	8,255	2,503	30%
Regulatory fees	1,000	725	275	38%
Total Operating Expenses	$29,510	$27,237	$2,273	8%

Compensation and Employee Benefits. The decrease in compensation and employee benefits expenses for the quarter ended March 31, 2025 compared to 2024 was primarily attributable to lower short-term incentive compensation awards.

General and Administrative Expenses (G&A). The increase in G&A expenses for the quarter ended March 31, 2025 compared to 2024 was primarily attributable to an increase in information technology infrastructure costs, transactional legal fees, hiring expenses, and servicing advance expenses.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three months ended March 31, 2025 and 2024:

Table 15

	For the Three Months Ended
			Change
	March 31, 2025	March 31, 2024	$	%
	(dollars in thousands)
Income tax expense	$13,474	$14,500	$(1,026)	(7)%
Effective tax rate	21.3%	21.2%		0.1%

Business Volume.

The following table sets forth the net growth or decrease in Farmer Mac's lines of business for the three months ended March 31, 2025 and 2024:

Table 16

Net New Business Volume
		For the Three Months Ended
	On or Off Balance Sheet	March 31, 2025	March 31, 2024
		Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$86,335	$114,093
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	(1,061)	(13,756)
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	(31,542)	(9,108)
IO-FMGS(2)	On-balance sheet	(173)	(177)
USDA Securities	On-balance sheet	6,434	(13,978)
AgVantage Securities(1)	On-balance sheet	(505,000)	160,000
LTSPCs and unfunded loan commitments	Off-balance sheet	(40,194)	(115,568)
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(12,019)	(8,759)
Loans serviced for others	Off-balance sheet	(15,233)	(20,642)
Total Farm & Ranch		$(512,453)	$92,105
Corporate AgFinance:
Loans	On-balance sheet	$(10,472)	$(1,217)
AgVantage Securities(1)	On-balance sheet	(12,569)	80,486
Unfunded loan commitments	Off-balance sheet	24,699	(6,954)
Total Corporate AgFinance		$1,658	$72,315
Total Agricultural Finance		$(510,795)	$164,420
Infrastructure Finance:
Power & Utilities:
Loans	On-balance sheet	$133,899	$51,544
AgVantage Securities(1)	On-balance sheet	275,406	(19,175)
LTSPCs and unfunded loan commitments	Off-balance sheet	(30,705)	(41,401)
Total Power & Utilities		$378,600	$(9,032)
Broadband Infrastructure:
Loans	On-balance sheet	$35,629	$(37,526)
Unfunded loan commitments	Off-balance sheet	136,740	3,558
Total Broadband Infrastructure		$172,369	$(33,968)
Renewable Energy:
Loans	On-balance sheet	$164,979	$137,972
Unfunded loan commitments	Off-balance sheet	27,160	116,814
Total Renewable Energy		$192,139	$254,786
Total Infrastructure Finance		$743,108	$211,786
Total		$232,313	$376,206
(1)Categories of Farmer Mac Guaranteed Securities.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.

(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Farmer Mac's outstanding business volume was $29.8 billion as of March 31, 2025, a net increase of $0.2 billion from December 31, 2024 after taking into account all new business, maturities, sales, and paydowns on existing assets.

The $0.5 billion net decrease in Farm & Ranch during first quarter 2025 was primarily attributable to maturities of AgVantage securities that our counterparties did not re-issue. This activity primarily reflected slower loan growth resulting in less liquidity needs from Farmer Mac's AgVantage counterparties than in previous periods.

The $0.4 billion net increase in Power & Utilities during first quarter 2025 was primarily attributable to the purchase of a $0.3 billion AgVantage security.

The $0.2 billion net increase in Broadband Infrastructure during first quarter 2025 was primarily attributable to $0.2 billion of new commitments.

The $0.2 billion net increase in Renewable Energy during first quarter 2025 was primarily attributable to $0.3 billion in loan purchases and commitments. The net increase in Renewable Energy loan purchases and commitments primarily reflects the continued strong demand for renewable power generation and storage.

Farmer Mac's outstanding business volume was $28.8 billion as of March 31, 2024, a net increase of $0.4 billion from December 31, 2023 after taking into account all new business, maturities, and paydowns on existing assets.

The $0.1 billion net increase in Farm & Ranch during first quarter 2024 resulted from $0.7 billion of new purchases, commitments, and guarantees, partially offset by $0.6 billion of scheduled maturities and repayments. Included in the $0.7 billion is the purchase of $0.3 billion of Farm & Ranch loans, which included the acquisition of a pool of loans totaling $0.1 billion from a single agricultural lender. That agricultural lender's capital planning provided the opportunity to purchase that pool of loans. Scheduled loan maturities and repayments in the aggregate amount of $0.2 billion partially offset those purchases.

Farmer Mac also purchased a total of $0.3 billion in Farm & Ranch AgVantage Securities during first quarter 2024, which primarily reflected the refinancing of maturing securities and opportunistic new purchases. The $0.3 billion in gross purchases was partially offset by $0.1 billion in scheduled maturities.

The $0.1 billion net increase in Corporate AgFinance during first quarter 2024 resulted from $0.3 billion of new purchases and unfunded loan commitments, which was partially offset by $0.2 billion of scheduled maturities, repayments, and paydowns on revolving commitments. Included in the $0.3 billion is $0.1 billion of purchases of Corporate AgFinance AgVantage Securities, which was partially offset by $0.1 billion of scheduled maturities.

The $0.3 billion net increase in Renewable Energy during first quarter 2024 primarily reflects
$0.3 billion in loan purchases and unfunded commitments, partially offset by $0.1 billion in repayments. The net increase in Renewable Energy loan purchases and unfunded commitments primarily reflects the continued strong demand for renewable power generation and storage.

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

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 17

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands)
AgVantage securities	$304,875	$411,550
Loans securitized and held in consolidated trusts with beneficial interests owned by third parties (structured and single-class)	26,023	15,936
Total Farmer Mac Guaranteed Securities Issuances	$330,898	$427,486

During the three months ended March 31, 2025 and 2024, Farmer Mac realized no gains or losses from the securitization of loans that it holds in consolidated trusts. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets.

During the three months ended March 31, 2025 and 2024, Farmer Mac realized no gains or losses from the issuance of Farmer Mac Guaranteed USDA Securities or AgVantage Securities.

The following table sets forth information about outstanding volume in each of Farmer Mac's lines of business as of the dates indicated:

Table 18

Outstanding Business Volume
	On or Off Balance Sheet	As of March 31, 2025	As of December 31, 2024
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$5,501,067	$5,414,732
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	884,234	885,295
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	1,121,446	1,152,988
IO-FMGS(2)	On-balance sheet	8,537	8,710
USDA Securities	On-balance sheet	2,408,857	2,402,423
AgVantage Securities(1)	On-balance sheet	4,215,000	4,720,000
LTSPCs and unfunded loan commitments	Off-balance sheet	3,030,360	3,070,554
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	414,291	426,310
Loans serviced for others	Off-balance sheet	510,723	525,956
Total Farm & Ranch		$18,094,515	$18,606,968
Corporate AgFinance:
Loans	On-balance sheet	$1,371,202	$1,381,674
AgVantage Securities(1)	On-balance sheet	267,728	280,297
Unfunded loan commitments	Off-balance sheet	250,433	225,734
Total Corporate AgFinance		$1,889,363	$1,887,705
Total Agricultural Finance		$19,983,878	$20,494,673
Infrastructure Finance:
Power & Utilities:
Loans	On-balance sheet	$3,020,475	$2,886,576
AgVantage Securities(1)	On-balance sheet	3,796,549	3,521,143
LTSPCs and unfunded loan commitments	Off-balance sheet	370,942	401,647
Total Power & Utilities		$7,187,966	$6,809,366
Broadband Infrastructure:
Loans	On-balance sheet	$657,836	$622,207
Unfunded loan commitments	Off-balance sheet	316,999	180,259
Total Broadband Infrastructure		$974,835	$802,466
Renewable Energy:
Loans	On-balance sheet	$1,430,679	$1,265,700
Unfunded loan commitments	Off-balance sheet	177,985	150,825
Total Renewable Energy		$1,608,664	$1,416,525
Total Infrastructure Finance		$9,771,465	$9,028,357
Total		$29,755,343	$29,523,030
(1)A type of Farmer Mac Guaranteed Security.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of March 31, 2025:

Table 19

Schedule of Principal Amortization as of March 31, 2025
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2025	$705,263	$313,796	$101,862	$1,120,921
2026	904,706	465,074	139,837	1,509,617
2027	858,515	413,627	139,289	1,411,431
2028	1,142,583	342,246	135,692	1,620,521
2029	1,045,389	430,182	133,356	1,608,927
Thereafter	9,330,483	2,412,529	1,942,377	13,685,389
Total	$13,986,939	$4,377,454	$2,592,413	$20,956,806

Of Farmer Mac's $29.8 billion outstanding principal balance of business volume as of March 31, 2025, $8.3 billion were AgVantage securities included in the Agricultural Finance and Infrastructure Finance lines of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. Changes in quarterly AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product, scheduled maturity amounts for a particular quarter, the liquidity needs of Farmer Mac’s AgVantage counterparties, and changes in the pricing and availability of wholesale funding. Based on these factors, Farmer Mac expects its business volumes in AgVantage securities to continue to be volatile. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of March 31, 2025:

Table 20

AgVantage Balances by Year of Maturity
As of
March 31, 2025
(in thousands)
2025	$1,502,031
2026	1,337,815
2027	1,091,393
2028	678,117
2029	1,061,019
Thereafter(1)	2,608,902
Total	$8,279,277
(1)Includes various maturities ranging from 2030 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.8 years as of March 31, 2025.

Outlook

Business Outlook

Products and Portfolio
Farmer Mac serves a vital role in serving rural America by offering liquidity, capital, and risk management tools as a secondary market to help increase the accessibility of financing for American agriculture and rural infrastructure. The growth trajectory of Farmer Mac is closely tied to the capital and liquidity needs of the lending institutions serving agriculture and infrastructure businesses and the overall financial health of borrowers in these sectors. Even with continued high market interest rates and global and economic volatility, Farmer Mac's outstanding business volume and net effective spread increased 3.1% and 8.4% in first quarter 2025 versus first quarter 2024, respectively. The increase in business volume and net effective spread primarily reflects the increased diversification of Farmer Mac’s business model and the resiliency of the agriculture and infrastructure sectors.

Several factors continue to influence business volume growth dynamics. The persistently elevated market interest rates have had a direct effect on Farmer Mac’s Farm & Ranch product interest rates, and there generally exists an inverse correlation between Farm & Ranch new loan purchase volumes and changes in Farm & Ranch product interest rates, with higher product interest rates slowing portfolio loan prepayments. Also, a tightening agricultural economy is creating the need for additional liquidity and working capital for borrowers managing through this agricultural cycle. The net effect of these forces contributed to positive Farm & Ranch loan purchase portfolio growth in first quarter 2025. Future changes in monetary policy, sustained elevated product interest rates, the impact of changes to global trade policies (including tariffs and trade restrictions), and the financial health of borrowers are anticipated to influence the demand for agricultural real estate mortgage loans and the pace of repayments. Farmer Mac experienced a decrease in wholesale finance volume during 2024, driven by slower market loan growth and a tightening of market credit spreads that resulted in less liquidity and diversification needs from our counterparties. During first quarter 2025, Farmer Mac closed a new AgVantage facility with a large counterparty, demonstrating the continued interest in this unique wholesale finance product from potential counterparties. Any future wholesale finance growth will likely be influenced by market interest rates and credit spreads, overall economic conditions and loan growth opportunities, and the relative value of Farmer Mac’s products versus the broader market. Corporate AgFinance loan purchases and unfunded commitments increased 16.1% in first quarter 2025 versus first quarter 2024. The Infrastructure Finance segments showed significant business volume growth in first quarter 2025, increasing over $1.5 billion, or 19.5%, to $9.8 billion in first quarter 2025 versus first quarter 2024. Business volume in Infrastructure Finance was strong across most products and segments in first quarter 2025, primarily driven by increased financing activity for renewable energy projects and broadband infrastructure in response to continued strong demand for renewable power generation and storage and data center investments.

Opportunities for profitable future business volume growth include Farmer Mac's potential role in alleviating liquidity, capital, and return-on-equity capital challenges faced by agricultural and infrastructure lenders. The suite of Farmer Mac's offerings encompasses loan and loan portfolio purchases, participations, guarantees, LTSPCs, wholesale funding, and securitizations. Ongoing business and product development efforts continue to attract institutional investors and nontraditional lenders, resulting in the diversification of Farmer Mac's customer base and product set, potentially generating increased product demand from new sources. Farmer Mac’s expanded loan servicing capabilities enhance our loan portfolio purchase value proposition, adding new product offerings to an increasingly diverse customer base.

Growing relationships with larger agriculture lenders, financial industry consolidation, interest rates and market volatility, the impacts of changes to global trade policies (including tariffs and trade restrictions) within the agricultural and infrastructure sectors and the corresponding supply chains, as well as financial institutions' focus on capital efficiency and liquidity continue to provide increased opportunities for Farmer Mac, influencing the demand for loan purchases, risk management solutions, and wholesale funding. Any such growth may lead to an increase in the average transaction size within Farmer Mac’s lines of business. The financing needs arising from mergers, acquisitions, consolidation, and vertical integration in the agricultural and infrastructure industries present further opportunities for Farmer Mac’s loan purchase products and other financing solutions. And investments supporting consumer and food supply demand may increase financing needs in the food and agriculture supply chain, potentially requiring incremental capital support through the secondary market. Deepening relationships with eligible infrastructure counterparties are expected to continue to create opportunities to support fiber and broadband-related transactions, including significant market activity and investments in wholesale data centers, as well as renewable energy projects. Changes associated with governmental policies, including but not limited to fiscal, monetary, trade, tax, and regulatory policies and executive orders implemented by the new federal executive administration, have the potential to impact the primary business sectors served by Farmer Mac, which could affect business volume growth and opportunities.

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

Another focus of our planned infrastructure investments is a continued effort to expand our servicing capabilities and to enhance the efficiency of processes associated with loan onboarding and servicing. Farmer Mac expects to continue to leverage technology enhancements and servicing standardization efforts to drive scalability and consistency. Technology enhancements and process re-engineering are planned for 2025 to continue to incorporate all Farmer Mac loan portfolios onto our servicing platform and to provide flexibility in accessing loan portfolio information, increase standardization of data and processing, as well as streamlining operational workflows.

Agricultural Finance Industry Outlook

Farm Incomes
Overall farm profitability has compressed in the last two years. According to the USDA, net cash farm income peaked at $210.1 billion in 2022, a record for both nominal and inflation-adjusted farm profits. The primary driver of profitability in 2022 was higher cash revenues, in contrast to 2019 and 2020, when elevated government support payments supported farm incomes. The USDA has reported that annual net cash farm income decreased 25% in 2023 but currently estimates that it rebounded 2% higher in 2024. For 2025, the USDA forecasts an additional 22% increase in net cash farm income, fueled by a $33 billion increase in government support payments (authorized, but not yet disbursed) from the American Relief Act enacted in 2024. If realized, 2025 net cash farm income would reach the third-highest inflation-adjusted level in history. Ad-hoc and supplemental government support payments are not guaranteed annually, but can help offset poor market conditions for producers.

Commodity prices may continue to see elevated volatility in 2025. A rebound in global supplies put downward pressure on annual grain crop prices for much of 2024. However, annual crop prices continued to stabilize in first quarter 2025, and even increased modestly for some crops. Prices for some tree nuts also continued to recover in first quarter 2025. Tree nut producers have reduced new plantings in recent years, which, combined with robust exports this marketing year, has provided moderate support for prices. Tree nut prices, including almonds and walnuts, had faced similar pressure in recent years from rising production. However, production was relatively stable in 2024, helping limit and even partially alleviate the buildup in inventories. Within the livestock and animal protein sector, producers benefited from lower feed costs and robust export demand in first quarter 2025, particularly the cattle sector. Overall farm expenses remained somewhat stable in first quarter 2025, with lower expected feed, fertilizer, interest, and fuel costs partially offset by higher expected livestock, labor, and rental rates. Demand for corn and soybean by-products could see a boost in 2025 as renewable diesel and sustainable aviation fuel markets continue to mature.

The change in U.S. political leadership has induced uncertainty into the outlook for the agricultural sector. Notably, trade policy continues to evolve, resulting in potential challenges and opportunities. Exports have historically been a substantial demand source for many U.S. agricultural commodities, including almonds, pistachios, and several crops and livestock products. Any extended disruption to trade could therefore potentially cause domestic inventories to increase and potentially weigh on prices. Conversely, new trade agreements could lead to an immediate boost in demand if foreign trade barriers are reduced. Similar to many other sectors, the agricultural industry will likely remain acutely focused on trade for the rest of 2025.

Beyond developments related to trade, changing environmental regulations and immigration laws under the new administration could result in significant impacts on agricultural producers and the sector as a whole. These changes could lead to both favorable and unfavorable conditions, different labor costs and availability, and new regulatory frameworks. The agricultural sector may experience varying degrees of disruption and adaptation in response to these evolving policies, and these changes could increase the volatility of sector profitability in the near term.

Lower prices for several agricultural commodities could have multiple competing effects on loan performance and agricultural credit demand. Constraints on cash flow and additional market volatility can cause loan delinquencies to continue to rise above historical averages, most likely in commodities experiencing negative market conditions like some grain and permanent crops. Simultaneously, cash flow constraints and heightened uncertainty can increase demand for debt capital to reorganize balance sheets and replace lost incomes. Farmer Mac believes that its portfolio and market strategy is sufficiently diversified by borrower, industry, and region to maintain robust portfolio performance through the current cycle to be positioned to support any expansion of the farm mortgage market that may arise in the coming quarters.

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

Farmland value growth rates moderated in the second half of 2024 in the face of continued higher market interest rates and stagnating prices for some commodities. The Federal Reserve Bank of Chicago AgLetter reported farmland values declined 1% in the Seventh District (primarily Iowa, Indiana, Illinois, and Wisconsin) in 2024. This was the first decline in 5 years following several years of strong growth. Data from the Federal Reserve Bank of Kansas City showed that land values continued to grow in the Tenth District (primarily Kansas, Missouri, Nebraska, and Oklahoma), albeit only a modest 0.1% in 2024. The growth rate in both regions has trended consistently lower in the last several years, and growth rates in land values could remain subdued in 2025. Lower prices for some commodities and an elevated interest rate environment represent headwinds to farmland values, particularly in states like California. A relatively low supply of available farmland in many regions and persistent demand for the asset class across a wide variety of investors could help maintain balance in the farmland transaction markets.

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

Markets and Weather
Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. Some of the external market conditions that have and could continue to adversely affect the farm and food sectors during 2025 include foreign trade and trade policy, supply chain disruptions, and weather and environmental conditions. The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand, making trade policy an important consideration for farms and food. The USDA projects that U.S. agriculture exports will drop to $170.5 billion in 2025, 3% lower than 2024 and down 13% relative to peak levels in 2022. This forecast did not contemplate the potential effects of the Administration's current policies and proposals on tariffs and trade restrictions, so the forecast could shift depending on the implementation of future trade policies. Through February 2025, agricultural export values were 8% lower in 2025 relative to 2024. Slower global growth could be a headwind for consumer-oriented products like animal proteins, dairy, fruits, and nuts. Ukrainian corn and wheat export shipments continue to rebound and have approached pre-2022 levels in recent months. Looking ahead, economic and geopolitical uncertainties could lead to higher volatility for the U.S. dollar through 2025.

Severe weather conditions continue to shape agricultural sectors. In 2024, the U.S. experienced 27 separate billion-dollar weather disasters, as tracked by the National Oceanic and Atmospheric Administration. Many of those events affected agriculture, including midwestern storms, flooding, western wildfires, excessive heat, and drought. Through March 31, 2025, Farmer Mac's portfolio had not experienced any material performance degradation as a result of these events. Federal crop insurance provides a strong mitigator against this risk, but farmers and ranchers face increasingly severe weather incidents and production volatility.

Drought conditions increased modestly in intensity and prevalence in first quarter 2025, largely across several western and southwestern states. Nearly one-quarter of California was classified as in severe drought in first quarter 2025, up from 0% at the beginning of 2024. Farmer Mac had minimal exposure to the areas affected by the southern California wildfires in early 2025. Texas has also seen drought conditions intensify with nearly half the state experiencing severe drought conditions or worse in first quarter 2025. As of April 15, 2025, 20% of the continental U.S. was classified as being in severe to exceptional drought according to data from the National Center for Environmental Information, the National Drought Mitigation Center, USDA, and NOAA.

For loans in areas that commonly experience exceptional drought (primarily in California), Farmer Mac's underwriting standards include an assessment of anticipated long-term water availability for the related property and how water availability impacts the collateral value and the borrower's liquidity position to mitigate that risk.

Agricultural Processing and Food Supply Chain
The production of food, feed, fiber, and biofuels has been economically viable in the past few years, but some factors continued to evolve into 2025. Rising consumer inflation boosted the profitability of the food processing and supply chains in 2021 and 2022. Moderating consumer prices in 2023 and 2024 increased the volume of consumer spending but also limited the profit expansion of food and fiber businesses. Biofuels have gained demand due to low-carbon regulations in several states and incremental tax benefits for the production of renewable diesel and sustainable aviation fuel. A large number of planned biofuel projects and new facilities for 2025 could provide support for raw materials such as corn and soybeans, but markets for these fuels are nascent and could evolve or erode rapidly in the coming quarters. Trade policy uncertainty, labor availability, changes to consumer demand due to health policy and pharmaceuticals, and a high risk of global economic stress could pose challenges for these sectors in 2025 and 2026. Nonetheless, consumer spending held steady throughout 2024 and has advanced in early 2025, providing stable conditions for value-added food, feed, fiber, and biofuel consumption. Credit demand in these sectors could grow in the next few quarters if interest rate policy maintains course, inflation rises again, mergers and acquisitions activity increases, or economic and trade policy uncertainty clear up.

Infrastructure Finance Industry Outlook

Power & Utilities
Economic conditions affecting rural power and electricity markets typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers advanced in 2024, with an annual increase in sales of 2.2% and an increase in revenue of 3.5%, respectively, in the last 12 months through January 2025 compared to January 2024. This increase was the result of higher residential and commercial electricity sales combined with slightly higher average prices paid for electricity relative to 2024. Higher energy input prices, such as natural gas and coal, became a headwind in 2022. After two years of increased prices and heightened volatility, oil and natural gas prices moderated throughout much of 2023 and 2024. Continued geopolitical uncertainty in the Middle East and Eastern Europe could increase energy price volatility, but power producers are generally able to pass higher input costs through to retail electricity prices as evidenced by higher retail electricity prices in 2022 and parts of 2023. Through March 31, 2025, Farmer Mac had not observed material degradation in the financial performance of its Power & Utilities loans, and that portfolio has never had a serious delinquency or default since its inception. Credit demand for electric cooperatives will likely be tied to ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure. These growth opportunities may be affected by the demand for electric power in rural areas, increased power demand from regional data centers, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Generally, these investments are expected to continue at, or above, historical levels based on the replacement and modernization of existing and new infrastructure.

Renewable Energy
Growth in renewable energy generation and deployment of energy storage technologies has the potential to continue to deepen Farmer Mac's relationships with existing customers through new business opportunities. According to data from the U.S. Energy Information Administration, renewable electricity capacity is expected to grow by 128% in the next ten years, compared to total electric capacity growth of 46%. The volatile cost of fossil fuel-based inputs combined with the falling costs of renewable power generation may influence this change in capacity. Analysis from Bloomberg New Energy Finance (BNEF) estimates that investors will put $1.4 trillion into U.S. renewable power projects between 2025 and 2050, although some of these estimates are based on the availability of investment tax credits that are subject to future changes in tax policy. If realized, persistent growth in renewable energy capacity could continue to broaden Farmer Mac's customer base focused on financing renewable energy projects and companies. In response to this expected growth, Farmer Mac has hired industry-specialized staff and deployed new financing products tailored to the renewable energy sector, which represents a new and growing market opportunity for Farmer Mac.

Broadband Infrastructure
Rural telecommunication and data connectivity has proven to be of vital economic importance in the last decade, as more households and agricultural enterprises require more data and connectivity to thrive. The rapid growth in digital technologies, including the ongoing interest and investment in artificial intelligence, advancements in cloud computing, and wireless network densification, will require significantly more computing and storage capabilities as well as investment in additional fiber network capacity. These industry tailwinds are creating additional investments in rural telecommunications infrastructure by cooperative and non-cooperative providers, which is aided by access to many federally funded programs, such as USDA's Broadband Equity Access and Deployment Program (BEAD), the Federal Communications Commission's Rural Digital Opportunity Fund (RDOF), the USDA’s ReConnect program, and the USDA’s Telecommunications Infrastructure Loan and Loan Guarantee program. In addition to capital projects spurred by these programs, Farmer Mac could see an increase in financing opportunities for other telecommunications providers in rural areas, with fiber line expansion, wireless broadband deployment, industry consolidation and efficiency through mergers and acquisitions, and data processing center buildouts all increasingly important to rural economic opportunity and the constant connectivity required by the food and agriculture industries. However, some types of "leapfrog" technology advances in the broadband infrastructure sector, such as low orbit satellite communication systems, could put pressure on the profitability of the providers of older digital technologies.

The change in U.S. political leadership as a result of the 2024 elections may introduce both opportunities and challenges for the infrastructure sector. Changes in tax policy as well as trade and immigration laws could result in significant impacts to infrastructure borrowers, especially for renewable energy projects. These changes could lead to delays in completing current projects and slow future investments in renewable energy and battery storage projects as well as the deployment of fiber and broadband infrastructure in rural areas. Any lack of availability or increased costs of components or technology that results from tariffs or trade restrictions also could lead to delays in completion or slow future investments in infrastructure projects. The infrastructure sector may experience varying degrees of disruption and adaptation in response to these evolving policies, and these changes could increase the volatility of sector profitability in the near-term. The potential for disruption in these sectors due to policy changes may be somewhat mitigated by the historically strong market demand for connectivity, the ongoing diversification of infrastructure providers, and continued strong investments in data centers and fiber infrastructure.

Legislative, Regulatory, and Political Outlook

Farmer Mac continues to closely monitor executive branch actions and potential legislative and regulatory changes that could significantly impact the organization, its regulatory environment, the borrowers under the loans it owns or guarantees, or its stakeholders, including:

•On April 2, 2025, the Administration issued an executive order unveiling a wide-ranging tariff plan. The order invokes authorities under the International Emergency Economic Powers Act of 1977 (IEEPA) and cites that a lack of reciprocity and persistent trade deficits are a threat to U.S. national security. Using the IEEPA authority, the Administration placed a universal tariff of 10 percent on all countries. These new tariffs were set to take effect on April 5, 2025. Major U.S. trading partners announced retaliatory tariffs in response, and the U.S. government responded in kind. On April 9, 2025, the United States government paused the retaliatory tariffs on dozens of U.S. trading partners for 90 days, leaving in place the universal 10 percent tariff announced on April 2, 2025, as well as previous tariffs that were in place. The 90-day pause on reciprocal tariffs did not apply to China, which is a large export market for U.S. agricultural goods.

Export markets drive demand for some U.S. agricultural products such as almonds, pistachios, grains, and livestock. Tariffs and trade restrictions may lead to higher domestic inventory levels of agricultural commodities, resulting in lower prices which may affect the profitability of farmers and ranchers. Reciprocal tariffs may impact the cost and availability of some farm inputs such as fertilizers, pesticides, and machinery, impacting farmers with tight profit margins. While tariffs and trade restrictions may create uncertainty for the agricultural economy, new trade agreements could boost demand for U.S. commodities in the long-term if foreign barriers are reduced.

Tariffs and trade restrictions also may lead to supply chain disruptions for materials and technology used in some renewable energy and broadband infrastructure projects that may result in higher material and project costs while the market adjusts.

Farmer Mac will continue to closely monitor trade developments throughout 2025.

•On January 20, 2025, President Trump designated Jeffery Hall, who had already been serving on the board of the Farm Credit Administration (FCA), as the board chairman and CEO of FCA, the safety and soundness regulator of Farmer Mac. On March 31, 2025, FCA board member Vincent Logan announced his retirement from federal service. His departure creates a vacancy on the FCA board that the Administration will have the opportunity to fill, subject to the advice and consent of the U.S. Senate. The remaining two board members, including Chairman Hall, are currently serving in a "holdover status." These members will continue in their roles until the President nominates and the U.S. Senate confirms their replacements.

•FCA's final rule on cyber risk management became effective on January 1, 2025. Farmer Mac does not expect this new rule to have a significant effect on its business practices or operations, as most of the rule's requirements had already been implemented by Farmer Mac before the rule's effective date.

•On April 21, 2025, Paul Atkins was sworn in as the Chairman of the Securities and Exchange Commission (SEC).

•Congress is expected to consider a number of significant issues during 2025, including the expiring provisions of the Tax Cuts and Jobs Act of 2017, the debt ceiling, annual spending bills, and the reauthorization or extension of the farm bill. The farm bill, an omnibus legislative bill supporting farmers' profitability, rural community vitality, and infrastructure modernization, is typically updated by Congress every five years. The 2018 farm bill has been extended by one year twice to allow Congress more time to develop new policies to improve the farm safety net, address critical infrastructure, expand trade, and support food insecurity. The current one-year extension of the 2018 farm bill will expire on September 30, 2025. If Congress does not pass a new farm bill or extend the 2018 farm bill by December 31, 2025, federal agricultural policy will revert to 1930s-era policy, which provides no price support for many key commodities.

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

Balance Sheet Review

The following table summarizes Farmer Mac's balance sheet as of the periods indicated:

Table 22

	As of		Change
	March 31, 2025	December 31, 2024	$	%
	(in thousands)
Assets
Cash and cash equivalents	$1,048,135	$1,024,007	$24,128	2%
Investment securities	6,252,486	5,973,301	279,185	5%
Farmer Mac Guaranteed Securities	8,074,791	8,232,234	(157,443)	(2)%
USDA Securities	2,377,341	2,371,352	5,989	—%
Loans, net of allowance	11,618,504	11,166,984	451,520	4%
Loans held in trusts	2,004,980	2,037,654	(32,674)	(2)%
Other	427,702	519,210	(91,508)	(18)%
Total assets	$31,803,939	$31,324,742	$479,197	2%
Liabilities
Notes Payable	$27,975,196	$27,371,174	$604,022	2%
Debt securities of consolidated trusts held by third parties	1,894,920	1,929,628	(34,708)	(2)%
Other	408,177	534,914	(126,737)	(24)%
Total liabilities	$30,278,293	$29,835,716	$442,577	1%
Total equity	1,525,646	1,489,026	36,620	2%
Total liabilities and equity	$31,803,939	$31,324,742	$479,197	2%

Assets. The increase in total assets was primarily attributable to new loan volume and a larger investment portfolio.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to fund the acquisition of loan volume.

Equity. The increase in total equity was primarily due to an increase in retained earnings.

Risk Management

Credit Risk – Loans and Guarantees.
Agricultural Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Agricultural Finance mortgage loans as of March 31, 2025 was $12.4 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For Corporate AgFinance loans, which are often larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for Agricultural Finance mortgage loans, see "Business—Farmer Mac's Lines of Business—

Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch" and "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance" in Farmer Mac's 2024 Annual Report.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. For Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, Farmer Mac's 90-day delinquencies as of March 31, 2025, were $160.0 million (1.29% of the Agricultural Finance mortgage loan portfolio to which Farmer Mac has direct credit exposure), compared to $108.9 million (0.88% of the Agricultural Finance mortgage loan portfolio) as of December 31, 2024. Those 90-day delinquencies consisted of 99 delinquent loans as of March 31, 2025, compared to 62 delinquent loans as of December 31, 2024. The increase in the number of 90-day delinquencies was primarily driven by increased delinquencies in permanent plantings and crops and was concentrated in the Southwest region. This reflects compressed profitability in certain agricultural commodity segments, including some permanent planting and crops. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of March 31, 2025. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Farmer Mac's 90-day delinquency rate as of March 31, 2025 was above Farmer Mac's historical average. In the near-term, our delinquency rate may continue to exceed our historical average due to the current agricultural cycle or changes in the general economy or unforeseen and idiosyncratic events like adverse weather events. Farmer Mac's average 90-day delinquency rate as a percentage of its Agricultural Finance mortgage loan portfolio over the last 15 years is approximately 1%. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure:

Table 23

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2025	$12,389,478	$159,977	1.29%
December 31, 2024	12,369,477	108,944	0.88%
September 30, 2024	11,466,670	144,407	1.26%
June 30, 2024	11,409,396	62,063	0.54%
March 31, 2024	11,184,817	76,825	0.69%
December 31, 2023	11,223,276	34,677	0.31%
September 30, 2023	11,014,678	42,443	0.39%
June 30, 2023	10,826,201	45,368	0.42%
March 31, 2023	10,680,419	70,646	0.66%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.54% of total outstanding business volume as of March 31, 2025, compared to 0.37% as of December 31, 2024 and 0.27% as of March 31, 2024.

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of March 31, 2025 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 24

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of March 31, 2025
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2015 and prior	8%	$1,020,788	$8,559	0.84%
2016	3%	409,095	17,126	4.19%
2017	4%	486,208	8,352	1.72%
2018	4%	541,630	7,644	1.41%
2019	6%	724,561	27,429	3.79%
2020	15%	1,872,649	30,020	1.60%
2021	20%	2,474,202	7,387	0.30%
2022	13%	1,551,461	27,999	1.80%
2023	9%	1,084,480	19,831	1.83%
2024	14%	1,720,704	5,630	1.83%
2025	4%	503,700	—	—%
Total	100%	$12,389,478	$159,977	1.29%
By geographic region(2):
Northwest	11%	$1,405,976	$10,941	0.78%
Southwest	29%	3,547,688	101,566	2.86%
Mid-North	26%	3,245,287	24,156	0.74%
Mid-South	18%	2,267,156	10,811	0.48%
Northeast	5%	572,089	3,020	0.53%
Southeast	11%	1,351,282	9,483	0.70%
Total	100%	$12,389,478	$159,977	1.29%
By commodity/collateral type:
Crops	49%	$6,038,323	$57,725	0.96%
Permanent plantings	20%	2,514,954	81,850	3.25%
Livestock	19%	2,349,892	12,838	0.55%
Part-time farm	4%	515,365	7,248	1.41%
Ag. Storage and Processing	8%	934,357	316	0.03%
Other	—%	36,587	—	—%
Total	100%	$12,389,478	$159,977	1.29%
By original loan-to-value ratio:
0.00% to 40.00%	16%	$2,003,926	$13,605	0.68%
40.01% to 50.00%	21%	2,597,893	36,398	1.40%
50.01% to 60.00%	33%	4,069,626	82,386	2.02%
60.01% to 70.00%	21%	2,612,268	25,662	0.98%
70.01% to 80.00%(3)	2%	267,909	1,926	0.72%
80.01% to 90.00%(3)	—%	27,467	—	—%
Enterprise Value(4)	7%	810,389	—	—%
Total	100%	$12,389,478	$159,977	1.29%
By size of borrower exposure(5):
Less than $1,000,000	27%	$3,331,076	$17,866	0.54%
$1,000,000 to $4,999,999	39%	4,828,674	75,011	1.55%
$5,000,000 to $9,999,999	14%	1,729,396	29,496	1.71%
$10,000,000 to $24,999,999	13%	1,561,391	—	—%
$25,000,000 and greater	7%	938,941	37,604	4.00%
Total	100%	$12,389,478	$159,977	1.29%
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Agricultural Finance mortgage loans is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of March 31, 2025, Farmer Mac's Agricultural Finance mortgage loans (to which it has direct credit exposure) comprising substandard assets were $466.0 million (3.8% of the portfolio), compared to $398.3 million (3.2% of the portfolio) as of December 31, 2024. Those substandard assets comprised 380 loans as of March 31, 2025 and 336 loans as of December 31, 2024.

The increase of $67.7 million in Agricultural Finance substandard assets during first quarter 2025 was primarily attributable to credit risk rating downgrades in agricultural storage and processing and crop loans. Credit performance within the crops and livestock commodities have begun to revert toward historical averages after those commodities were supported by higher commodity prices and federal government support payments in previous years.

The percentage of Agricultural Finance substandard assets within the portfolio as of March 31, 2025 was below the historical average. Farmer Mac's average Agricultural Finance substandard assets as a percentage of its Agricultural Finance mortgage loans over the last 15 years is approximately 4%. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels on a sustained basis, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses would also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its Agricultural Finance portfolio, which Farmer Mac believes is adequately collateralized.

Within Agricultural Finance, Farmer Mac considers a Farm & Ranch loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards. As of March 31, 2025 and December 31, 2024, the average unpaid principal balances for Farm & Ranch loans outstanding and to which Farmer Mac has direct credit exposure was $802,000 and $817,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans purchased during first quarter 2025 was 51%, compared to 49% for loans purchased during first quarter 2024. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 52% as of both March 31, 2025 and December 31, 2024. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 54% and 53% as of March 31, 2025 and December 31, 2024, respectively.

The weighted-average current loan-to-value ratio (the loan to-value ratio based on original appraised value and current outstanding loan amount adjusted to reflect amortization) for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 47% and 46% as of March 31, 2025 and December 31, 2024, respectively.

The following table presents the current loan-to-value ratios for the Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, as disaggregated by internally assigned risk ratings:

Table 25

Agricultural Finance Mortgage Loans current loan-to-value ratio by internally assigned risk rating as of March 31, 2025
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio(1):
0.00% to 40.00%	$3,355,879	$88,301	$75,984	$3,520,164
40.01% to 50.00%	2,790,050	170,028	84,074	3,044,152
50.01% to 60.00%	2,765,964	107,074	158,490	3,031,528
60.01% to 70.00%	1,530,094	109,631	56,717	1,696,442
70.01% to 80.00%	133,382	28,947	51,449	213,778
80.01% and greater	22,204	36,111	14,710	73,025
Enterprise Value(2)	785,863	—	24,526	810,389
Total	$11,383,436	$540,092	$465,950	$12,389,478
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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of March 31, 2025 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized credit losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 26

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of March 31, 2025
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2015 and prior	$21,180,781	$33,270	0.16%
2016	1,629,118	971	0.06%
2017	1,742,187	4,311	0.25%
2018	1,468,333	—	—%
2019	1,678,396	—	—%
2020	3,099,319	—	—%
2021	3,458,308	297	0.01%
2022	2,076,840	455	0.02%
2023	1,469,420	3,859	0.26%
2024	1,879,692	—	—%
2025	541,503		—%
Total	$40,223,897	$43,163	0.11%
By geographic region(1):
Northwest	$4,925,008	$12,162	0.25%
Southwest	13,065,658	12,401	0.09%
Mid-North	9,952,099	17,165	0.17%
Mid-South	6,099,206	(612)	(0.01)%
Northeast	2,116,758	1,075	0.05%
Southeast	4,065,168	972	0.02%
Total	$40,223,897	$43,163	0.11%
By commodity/collateral type:
Crops	$18,478,962	$3,858	0.02%
Permanent plantings	8,500,326	13,940	0.16%
Livestock	8,816,429	3,836	0.04%
Part-time farm	2,017,268	1,090	0.05%
Ag. Storage and Processing	2,158,933	20,439	0.95%
Other	251,979	—	—%
Total	$40,223,897	$43,163	0.11%
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

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 27

	As of March 31, 2025
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$685,818	$227,251	$323,039	$128,934	$39,554	$1,380	$1,405,976
	5.5%	1.8%	2.6%	1.1%	0.3%	—%	11.3%
Southwest	773,940	1,847,993	594,403	116,622	192,344	22,386	3,547,688
	6.2%	14.9%	4.8%	0.9%	1.6%	0.2%	28.6%
Mid-North	2,625,609	10,566	280,004	77,827	248,924	2,357	3,245,287
	21.2%	0.1%	2.3%	0.6%	2.0%	—%	26.2%
Mid-South	1,282,949	90,310	746,122	72,705	69,090	5,980	2,267,156
	10.4%	0.7%	6.0%	0.6%	0.6%	0.1%	18.4%
Northeast	205,839	56,347	71,877	51,580	186,446	—	572,089
	1.7%	0.5%	0.6%	0.5%	1.4%	—%	4.7%
Southeast	464,168	282,487	334,447	67,697	197,999	4,484	1,351,282
	3.7%	2.3%	2.7%	0.5%	1.6%	—%	10.8%
Total	$6,038,323	$2,514,954	$2,349,892	$515,365	$934,357	$36,587	$12,389,478
	48.7%	20.3%	19.0%	4.2%	7.5%	0.3%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 28

	As of March 31, 2025
	Agricultural Loans Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2015 and prior	$2,887	$9,784	$3,836	$1,090	$15,673	$33,270
2016	971	—	—	—	—	971
2017	—	—	—	—	4,311	4,311
2018	—	—	—	—	—	—
2019	—	—	—	—	—	—
2020	—	—	—	—	—	—
2021	—	297	—	—	—	297
2022	—	—	—	—	455	455
2023	—	3,859	—	—	—	3,859
2024	—	—	—	—	—	—
2025	—	—	—	—	—	—
Total	$3,858	$13,940	$3,836	$1,090	$20,439	$43,163

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

Infrastructure Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Infrastructure Finance loans held and loans underlying LTSPCs as of March 31, 2025 was $6.0 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Infrastructure Finance loans, see "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac's 2024 Annual Report. As of March 31, 2025, there were no delinquencies in Farmer Mac's portfolio of Infrastructure Finance loans. As of March 31, 2025, there was one Broadband Infrastructure borrower and one Renewable Energy borrower classified as substandard. The total exposure on those two borrowers was $42.2 million.

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

Table 29

	As of March 31, 2025
	Infrastructure Finance portfolio by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$2,689,080	$—	$—	$2,689,080
Generation and Transmission Cooperative	702,337	—	—	702,337
Renewable Energy	1,595,542	—	13,122	1,608,664
Broadband Infrastructure	936,052	9,724	29,059	974,835
Infrastructure Finance Total	$5,923,011	$9,724	$42,181	$5,974,916

For more information about the credit quality of Farmer Mac's Infrastructure Finance portfolio and the associated allowance for losses please refer to Notes 5 and 6 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business because of the USDA guarantee. As of March 31, 2025, Farmer Mac had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the three months ended March 31, 2025, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the Agricultural Finance mortgage loans (other than rural housing and part-time farm mortgage loans) and Infrastructure Finance loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance," and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac's 2024 Annual Report.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for material errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. In September 2024, Farmer Mac notified a field servicer of a breach of its servicing duties and the termination of the servicing relationship for two large borrower relationships effective October 1, 2024. That was Farmer Mac's only exercise of remedies or taking of formal action against any servicers during the previous three years ended March 31, 2025. In April 2025, Farmer Mac terminated the entire seller/servicer relationship with that field servicer and assumed field servicing duties on all loans sold to Farmer Mac by that entity. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Servicing" and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Lenders and Loan Servicing" in Farmer Mac's 2024 Annual Report.

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

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. As a result, Farmer Mac has indirect credit exposure to the Agricultural Finance mortgage loans and Infrastructure loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, Farmer Mac also typically requires that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower loan-to-value ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of March 31, 2025, Farmer Mac had not experienced any credit losses on any AgVantage securities over the life of the program. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Other Products – Agricultural Finance—AgVantage Securities" and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Other Products – Infrastructure Finance—AgVantage Securities" in Farmer Mac's 2024 Annual Report.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Agricultural Finance line of business totaled $4.5 billion as of March 31, 2025 and $5.0 billion as of December 31, 2024. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Infrastructure Finance line of business totaled $3.8 billion as of March 31, 2025 and $3.5 billion as of December 31, 2024.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of March 31, 2025 and December 31, 2024:

Table 30

	As of March 31, 2025		As of December 31, 2024
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,796,549	100%	$3,521,143	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	1,715,000	105%	2,020,000	105%
Other(1)	717,728	100% to 125%	930,297	100% to 125%
Total outstanding	$8,279,277		$8,521,440
(1)Consists of AgVantage securities issued by 9 different issuers as of both March 31, 2025 and December 31, 2024.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness. Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and credit rating agency reports. For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Lenders" and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Lenders and Loan Servicing" in Farmer Mac's 2024 Annual Report.

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

Credit Risk – Other Investments. As of March 31, 2025, Farmer Mac had $1.0 billion of cash and cash equivalents and $6.3 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which can be found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($155.4 million as of March 31, 2025). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($77.7 million as of March 31, 2025). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

Farmer Mac's $1.0 billion of cash and cash equivalents held as of March 31, 2025 mature within three months. As of March 31, 2025, $3.0 billion of the $6.2 billion of investment securities (47%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are primarily funded with floating rate debt. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of March 31, 2025 and December 31, 2024 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 31

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of March 31, 2025	As of December 31, 2024
+100 basis points	(3.7)%	(4.0)%
-100 basis points	3.3%	3.6%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of March 31, 2025	As of December 31, 2024
+100 basis points	—%	(0.8)%
-100 basis points	0.7%	1.6%

As of March 31, 2025, Farmer Mac maintained a positive effective duration gap of 3.7 months, which was relatively unchanged compared to December 31, 2024. Since the end of 2024, the yield curve has declined, with the yields on both 2‑year and 10‑year U.S. Treasury Notes falling by approximately 36 basis points. This change in interest rates resulted in a relatively similar decline in the duration of Farmer Mac’s funded assets, liabilities, and financial derivatives.

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

As of March 31, 2025, Farmer Mac had $24.0 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to approximately thirty years, of which $10.5 billion were pay-fixed interest rate swaps, $12.9 billion were receive-fixed interest rate swaps, and $0.6 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of undesignated financial derivatives are reported in "(Losses)/gains on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on floating rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both March 31, 2025 and December 31, 2024, Farmer Mac had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

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

As of March 31, 2025, Farmer Mac held $7.5 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as the Secured Overnight Financing Rate ("SOFR"). As of the same date, Farmer Mac also had $10.5 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily SOFR.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and repayments of AgVantage and investment securities. Farmer Mac regularly accesses the debt capital markets for funding, and Farmer Mac maintained steady access to the debt capital markets throughout 2025. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of March 31, 2025, Farmer Mac had outstanding discount notes of $1.9 billion, medium-term notes that mature within one year of $8.2 billion, and medium-term notes that mature after one year of $17.9 billion.

Assuming continued access to the debt capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the debt capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 290 days of liquidity throughout 2025 and had 289 days of liquidity as of March 31, 2025.

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

The following table presents these assets as of March 31, 2025 and December 31, 2024:

Table 32

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Cash and cash equivalents	$1,048,135	$1,024,007
Investment securities:
Guaranteed by U.S. Government and its agencies	1,683,698	1,634,951
Guaranteed by GSEs	4,536,154	4,307,857
Asset-backed securities	19,353	19,476
Total	$7,287,340	$6,986,291

The objectives of the investment portfolio as of March 31, 2025 and December 31, 2024 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity and to support program asset growth.

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of March 31, 2025, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with the FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of March 31, 2025 and December 31, 2024, Farmer Mac's Tier 1 capital ratio was 13.9% and 14.2%, respectively. As of March 31, 2025, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with the FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and the FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards." See Note 8 to the consolidated financial statements for more information about Farmer Mac's capital position.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 36

New Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
March 31, 2025	$548,509	$270,966	$486,961	$229,649	$301,315	$1,837,400
December 31, 2024	1,034,489	313,123	78,018	209,729	496,437	2,131,796
September 30, 2024	776,023	307,325	360,950	187,021	357,659	1,988,978
June 30, 2024	698,787	288,740	132,958	102,075	271,890	1,494,450
March 31, 2024	665,916	290,525	113,545	2,250	347,898	1,420,134
December 31, 2023	1,282,045	188,272	404,908	29,603	225,986	2,130,814
September 30, 2023	1,384,273	275,932	557,043	50,936	17,390	2,285,574
June 30, 2023	1,574,169	218,136	205,236	89,056	71,611	2,158,208
March 31, 2023	469,013	203,211	590,412	92,819	89,747	1,445,202

For the year ended:
December 31, 2024	$3,175,215	$1,199,713	$685,471	$501,075	$1,473,884	$7,035,358
December 31, 2023	4,709,500	885,551	1,757,599	262,414	404,734	8,019,798

Table 37

Repayments of Assets
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$786,956	$169,532	$77,976	$57,279	$109,176	$1,200,919
Unscheduled	258,599	99,776	30,385	—	—	388,760
March 31, 2025	$1,045,555	$269,308	$108,361	$57,279	$109,176	$1,589,679

Scheduled	$41,265	$231,672	$38,003	$52,970	$174,920	$538,830
Unscheduled	120,505	36,526	25,084	—	—	182,115
December 31, 2024	$161,770	$268,198	$63,087	$52,970	$174,920	$720,945

Scheduled	$1,079,136	$239,596	$548,161	$94,513	$138,123	$2,099,529
Unscheduled	117,538	41,842	26,629	—	—	186,009
September 30, 2024	$1,196,674	$281,438	$574,790	$94,513	$138,123	$2,285,538

Scheduled	$752,473	$141,565	$62,237	$16,062	$138,725	$1,111,062
Unscheduled	342,594	89,576	32,984	—	—	465,154
June 30, 2024	$1,095,067	$231,141	$95,221	$16,062	$138,725	$1,576,216

Scheduled	$402,088	$118,885	$90,096	$36,218	$93,112	$740,399
Unscheduled	150,903	99,325	32,481	—	—	282,709
March 31, 2024	$552,991	$218,210	$122,577	$36,218	$93,112	$1,023,108

Scheduled	$827,122	$133,468	$40,122	$13,492	$69,040	$1,083,244
Unscheduled	106,041	102,131	18,469	—	—	226,641
December 31, 2023	$933,163	$235,599	$58,591	$13,492	$69,040	$1,309,885

Scheduled	$922,223	$110,383	$75,031	$5,967	$14,716	$1,128,320
Unscheduled	108,960	104,999	20,578	—	—	234,537
September 30, 2023	$1,031,183	$215,382	$95,609	$5,967	$14,716	$1,362,857

Scheduled	$1,050,480	$81,386	$553,860	$5,084	$52,203	$1,743,013
Unscheduled	96,507	55,976	13,138	—	—	165,621
June 30, 2023	$1,146,987	$137,362	$566,998	$5,084	$52,203	$1,908,634

Scheduled	$279,676	$78,482	$42,475	$53,334	$11,424	$465,391
Unscheduled	231,288	128,254	57,354	—	—	416,896
March 31, 2023	$510,964	$206,736	$99,829	$53,334	$11,424	$882,287

For the year ended:
Scheduled	$2,274,962	$731,718	$738,497	$199,763	$544,880	$4,489,820
Unscheduled	731,540	267,269	117,178	—	—	1,115,987
December 31, 2024	$3,006,502	$998,987	$855,675	$199,763	$544,880	$5,605,807

Scheduled	$3,079,501	$403,719	$711,488	$77,877	$147,383	$4,419,968
Unscheduled	542,796	391,360	109,539	—	—	1,043,695
December 31, 2023	$3,622,297	$795,079	$821,027	$77,877	$147,383	$5,463,663

Table 38

Outstanding Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
As of:
March 31, 2025	$18,094,515	$1,889,363	$7,187,966	$974,835	$1,608,664	$29,755,343
December 31, 2024	18,606,968	1,887,705	6,809,366	802,465	1,416,525	29,523,029
September 30, 2024	18,090,374	1,842,780	6,794,435	645,706	1,095,008	28,468,303
June 30, 2024	18,504,501	1,816,893	7,008,276	553,197	875,472	28,758,339
March 31, 2024	18,900,906	1,766,294	6,970,537	467,186	742,307	28,847,230
December 31, 2023	18,808,801	1,693,979	6,979,570	501,153	487,521	28,471,024
September 30, 2023	18,461,835	1,741,306	6,633,252	485,043	330,575	27,652,011
June 30, 2023	18,116,503	1,680,756	6,171,818	440,074	327,901	26,737,052
March 31, 2023	17,685,961	1,599,982	6,533,581	356,101	308,493	26,484,118

Table 39

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2025	$14,397,557	$3,393,642	$6,892,411	$24,683,610
December 31, 2024	14,356,171	3,370,540	6,815,034	24,541,745
September 30, 2024	14,328,691	3,311,001	6,265,792	23,905,484
June 30, 2024	14,064,831	3,273,764	6,850,137	24,188,732
March 31, 2024	14,166,500	3,194,246	6,849,237	24,209,983
December 31, 2023	14,133,794	3,171,672	6,455,359	23,760,825
September 30, 2023	13,727,280	3,019,317	6,255,690	23,002,287
June 30, 2023	13,721,129	3,003,560	5,493,104	22,217,793
March 31, 2023	13,607,740	3,020,229	5,924,032	22,552,001

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 40

	Net Effective Spread
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Net Effective Spread
	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield
	(dollars in thousands)
For the quarter ended:
March 31, 2025	$33,885	$8,640	$5,329	$3,566	$5,112	$31,604	$1,854	$89,990
	1.01%	2.09%	0.32%	2.27%	1.55%	0.41%	0.10%	1.17%
December 31, 2024	32,556	7,891	5,059	3,414	4,859	31,242	2,507	87,528
	0.96%	1.95%	0.32%	2.34%	1.76%	0.42%	0.15%	1.16%
September 30, 2024	35,755	6,397	4,785	2,794	3,810	30,912	943	85,396
	1.05%	1.56%	0.30%	2.21%	1.78%	0.42%	0.05%	1.16%
June 30, 2024	34,156	7,866	5,253	2,393	2,999	30,268	661	83,596
	0.98%	1.91%	0.32%	2.16%	1.86%	0.41%	0.04%	1.14%
March 31, 2024	32,843	7,971	4,890	2,342	2,049	32,474	475	83,044
	0.95%	2.05%	0.30%	2.08%	1.75%	0.45%	0.03%	1.14%
December 31, 2023	33,329	8,382	4,916	2,426	1,540	33,361	597	84,551
	0.98%	2.06%	0.31%	2.06%	1.69%	0.47%	0.04%	1.19%
September 30, 2023	32,718	8,250	3,979	2,383	1,150	34,412	532	83,424
	0.97%	2.05%	0.26%	2.15%	1.46%	0.49%	0.04%	1.20%
June 30, 2023	34,388	7,444	3,681	2,127	1,100	32,498	594	81,832
	1.03%	1.92%	0.25%	2.25%	1.47%	0.48%	0.04%	1.20%
March 31, 2023	32,465	7,148	3,599	1,908	858	31,738	(543)	77,173
	0.97%	1.94%	0.24%	2.53%	1.53%	0.47%	(0.04)%	1.15%

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 41

	Core Earnings by Quarter End
	March 2025	December 2024	September 2024	June 2024	March 2024	December 2023	September 2023	June 2023	March 2023
	(in thousands)
Revenues:
Net effective spread	$89,990	$87,528	$85,396	$83,596	$83,044	$84,551	$83,424	$81,832	$77,173
Guarantee and commitment fees	5,488	5,086	4,997	5,256	4,982	4,865	4,828	4,581	4,654
Gain on sale of investment securities	—	—	—	1,052	—	—	—	—	—
Loss on sale of mortgage loan	—	—	—	(1,147)	—	—	—	—	—
Other	1,315	(491)	1,133	481	1,077	767	1,056	409	1,067
Total revenues	96,793	92,123	91,526	89,238	89,103	90,183	89,308	86,822	82,894

Credit related expense/(income):
Provision for/(release of) losses	1,583	3,872	3,258	6,230	(1,870)	(575)	(181)	1,142	750
REO operating expenses	—	—	196	—	—	—	—	—	—
Losses on sale of REO	68	—	—	—	—	—	—	—	—
Total credit related expense/(income)	1,651	3,872	3,454	6,230	(1,870)	(575)	(181)	1,142	750

Operating expenses:
Compensation and employee benefits	17,752	15,641	15,237	14,840	18,257	15,523	14,103	13,937	15,351
General and administrative	10,758	12,452	8,625	8,904	8,255	8,916	9,100	9,420	7,527
Regulatory fees	1,000	1,000	725	725	725	725	831	831	835
Total operating expenses	29,510	29,093	24,587	24,469	27,237	25,164	24,034	24,188	23,713

Net earnings	65,632	59,158	63,485	58,539	63,736	65,594	65,455	61,492	58,431
Income tax expense	14,000	9,938	12,681	11,970	13,553	13,881	13,475	12,539	12,756
Preferred stock dividends	5,666	5,666	5,897	6,792	6,791	6,791	6,792	6,791	6,791
Core earnings	$45,966	$43,554	$44,907	$39,777	$43,392	$44,922	$45,188	$42,162	$38,884

Reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes	$(2,573)	$3,084	$(1,064)	$(359)	$1,683	$(836)	$2,921	$2,141	$916
Gains/(losses) on hedging activities due to fair value changes	1,099	5,737	205	2,604	3,002	(3,598)	3,210	(4,901)	(105)
Unrealized gains/(losses) on trading assets	9	(83)	99	(87)	(14)	(37)	1,714	(57)	359
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	28	(39)	27	26	31	88	29	29	29
Net effects of terminations or net settlements on financial derivatives	(1,070)	534	(503)	(1,505)	(192)	(800)	(79)	583	523
Issuance costs on the retirement of preferred stock	—	—	(1,619)	—	—	—	—	—	—
Income tax effect related to reconciling items	526	(1,939)	260	(143)	(947)	1,089	(1,638)	464	(362)
Net income attributable to common stockholders	$43,985	$50,848	$42,312	$40,313	$46,955	$40,828	$51,345	$40,421	$40,244

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

Item 4.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.Legal Proceedings
None.

Item 1A.Risk Factors

Information about risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of Farmer Mac’s 2024 Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Farmer Mac is a federally chartered instrumentality of the United States whose debt and equity securities are exempt from registration under Section 3(a)(2) of the Securities Act of 1933. During first quarter 2025, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 401 shares of its Class C non-voting common stock in January 2025 to the eight directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $196.95 per share, which was the closing price of the Class C non-voting common stock on December 31, 2024 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

In addition to the March 6, 2025 grants of stock appreciation rights ("SARs") and restricted stock units
("RSUs") to the five named executive officers and fourteen directors reported in Farmer Mac's Current
Report on Form 8-K filed with the SEC on March 12, 2025, Farmer Mac made the following additional grants under its Amended and Restated 2008 Omnibus Incentive Plan on March 6, 2025 to other individuals as incentive compensation:

• an aggregate of 2,541 SARs to four executive officers, which have the same terms as the SARs granted to the named executive officers on March 6, 2025 – a grant price of $202.01 per share, an expiration date of March 6, 2035, and scheduled to vest in three equal annual installments on each of March 31, 2026, March 31, 2027, and March 31, 2028;

• an aggregate of 765 target number of performance-vested RSUs to four executive officers, which have the same terms as the performance-vested RSUs granted to the named executive officers on March 6, 2025 and are eligible for "cliff" vesting on March 31, 2028 in an amount between 0% and 200% of the target number of RSUs granted based on performance objectives related to cumulative core earnings before credit, subject to "gatekeeper" metrics related to capital and asset quality, for the performance period of January 1, 2025 to December 31, 2027;

• an aggregate of 1,530 time-vested RSUs to four executive officers scheduled to vest in three equal annual installments on March 31, 2026, March 31, 2027, and March 31, 2028; and

• an aggregate of 18,699 time-vested RSUs to 178 non-executive officer employees scheduled to vest in three equal annual installments on March 31, 2026, March 31, 2027, and March 31, 2028.

On March 26, 2025, Farmer Mac granted 358 time-vested RSUs to a new director upon his appointment to the Board of Directors, which are scheduled to vest on March 31, 2026.

(b)     Not applicable.

(c)     None.

Item 3.Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Officer Trading Arrangements

None of Farmer Mac's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2025.

Item 6.Exhibits and Financial Statement Schedules

a.    (1) Financial Statements.

Refer to Item 8 above.

(2) Financial Statement Schedules.

There are no schedules because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended on June 18, 2020 (Previously filed as Exhibit 3.1 to Form 10-Q filed August 10, 2020).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.2 to Form 10-Q filed May 6, 2024).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.5	—	Specimen Certificate for 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.7 to Form 10-Q filed August 10, 2020).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.1 to Form 8-A filed May 20, 2020).
*	4.6	—	Specimen Certificate for 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.8 to Form 10-Q filed November 9, 2020).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.1 to Form 8-A filed August 20, 2020).
*	4.7	—	Specimen Certificate for 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.8 to Form 10-Q filed August 5, 2021).
*	4.7.1	—	Certificate of Designation of Terms and Conditions of 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.1 to Form 8-A filed May 27, 2021).
*	4.8	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934.(Previously filed as Exhibit 4.9 to Form 10-Q filed November 4, 2024).
*	10.1	—
Fifth Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of January 14, 2025 (Previously filed as Exhibit 10.1 to Form 8-K filed January 14, 2025).

*	10.2	—
Third Amended, Restated and Consolidated Pledge Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant, dated as of January 14, 2025 (Previously filed as Exhibit 10.2 to Form 8-K filed January 14, 2025).

**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		May 9, 2025
By:	Bradford T. Nordholm
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Aparna Ramesh		May 9, 2025
By:	Aparna Ramesh
Executive Vice President – Chief Financial Officer and Treasurer
(Principal Financial Officer)