Form 10-Q
period 2025-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2025-08-07
CIK 845877

As filed with the Securities and Exchange Commission on August 7, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes         ☐                               No           ☒
As of July 31, 2025, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,402,841 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Assets:
Cash and cash equivalents (includes restricted cash of $12,839 and $16,190, respectively)	$1,030,329	$1,024,007
Investment securities:
Available-for-sale, at fair value (amortized cost of $6,756,185 and $6,105,116, respectively)	6,674,031	5,953,014
Held-to-maturity, at amortized cost	8,970	9,270
Other investments	14,257	11,017
Total Investment Securities	6,697,258	5,973,301
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $5,942,469 and $5,835,658, respectively)	5,731,503	5,514,546
Held-to-maturity, at amortized cost	2,130,995	2,717,688
Total Farmer Mac Guaranteed Securities	7,862,498	8,232,234
USDA Securities:
Trading, at fair value	560	818
Held-to-maturity, at amortized cost	2,406,638	2,370,534
Total USDA Securities	2,407,198	2,371,352
Loans:
Loans held for sale, at lower of cost or fair value	7,770	6,170
Loans held for investment, at amortized cost	12,226,915	11,183,408
Loans held for investment in consolidated trusts, at amortized cost	2,275,254	2,038,283
Allowance for losses	(29,956)	(23,223)
Total loans, net of allowance	14,479,983	13,204,638
Financial derivatives, at fair value	30,650	27,789
Accrued interest receivable (includes $31,789 and $28,563, respectively, related to consolidated trusts)	313,387	310,592
Guarantee and commitment fees receivable	49,706	50,499
Deferred tax asset, net	3,707	1,544
Prepaid expenses and other assets	121,193	128,786
Total Assets	$32,995,909	$31,324,742

Liabilities and Equity:
Liabilities:
Notes payable	$28,843,331	$27,371,174
Debt securities of consolidated trusts held by third parties	2,157,962	1,929,628
Financial derivatives, at fair value	53,697	77,326
Accrued interest payable (includes $12,789 and $12,387, respectively, related to consolidated trusts)	210,610	195,113
Guarantee and commitment obligation	47,476	48,326
Accounts payable and accrued expenses	136,906	212,527
Reserve for losses	1,620	1,622
Total Liabilities	31,451,602	29,835,716
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,402,503 shares and 9,360,083 shares outstanding, respectively	9,403	9,360
Additional paid-in capital	136,248	135,894
Accumulated other comprehensive loss, net of tax	(17,665)	(12,147)
Retained earnings	1,003,641	943,239
Total Equity	1,544,307	1,489,026
Total Liabilities and Equity	$32,995,909	$31,324,742
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$88,985	$84,538	$172,293	$169,462
Farmer Mac Guaranteed Securities and USDA Securities	124,998	166,063	251,340	332,876
Loans	185,039	153,105	356,803	297,685
Total interest income	399,022	403,706	780,436	800,023
Total interest expense	302,225	316,366	592,700	626,315
Net interest income	96,797	87,340	187,736	173,708
Provision for losses	(7,713)	(6,179)	(9,397)	(4,378)
Net interest income after provision for losses	89,084	81,161	178,339	169,330
Non-interest income/(expense):
Guarantee and commitment fees	4,816	3,797	9,295	7,714
Gains/(losses) on financial derivatives	80	(1,799)	(2,556)	280
Losses on sale of mortgage loans	—	(1,147)	—	(1,147)
Gains on sale of available-for-sale investment securities	—	1,052	—	1,052
(Provision for)/release of reserve for losses	(99)	(51)	2	18
Other income	1,040	674	2,476	1,923
Non-interest income	5,837	2,526	9,217	9,840
Operating expenses:
Compensation and employee benefits	17,631	14,840	35,383	33,097
General and administrative	10,859	8,904	21,617	17,159
Regulatory fees	1,000	725	2,000	1,450
Operating expenses	29,490	24,469	59,000	51,706
Income before income taxes	65,431	59,218	128,556	127,464
Income tax expense	10,594	12,113	24,068	26,613
Net income	54,837	47,105	104,488	100,851
Preferred stock dividends	(5,667)	(6,792)	(11,333)	(13,583)
Net income attributable to common stockholders	$49,170	$40,313	$93,155	$87,268

Earnings per common share:
Basic earnings per common share	$4.50	$3.71	$8.53	$8.04
Diluted earnings per common share	$4.48	$3.68	$8.49	$7.96
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Net income	$54,837	$47,105	$104,488	$100,851
Other comprehensive income/(loss):
Net unrealized (losses)/gains on available-for-sale securities	(14,847)	(5,287)	6,915	34,665
Net changes in held-to-maturity securities	285	320	(18)	(314)
Net unrealized (losses)/gains on cash flow hedges	(5,510)	(1,392)	(13,881)	4,894
Other comprehensive (loss)/income before tax	(20,072)	(6,359)	(6,984)	39,245
Income tax benefit/(expense) related to other comprehensive (loss)/income	4,215	1,336	1,466	(8,241)
Other comprehensive (loss)/income net of tax	(15,857)	(5,023)	(5,518)	31,004
Comprehensive income	$38,980	$42,082	$98,970	$131,855
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2024	16,980	$411,149	10,891	$10,891	$135,894	$(12,147)	$943,239	$1,489,026
Net Income	—	—	—	—	—	—	49,651	49,651
Other comprehensive income, net of tax	—	—	—	—	—	10,339	—	10,339
Cash dividends:
Preferred stock	—	—	—	—	—	—	(5,666)	(5,666)
Common stock (cash dividend of $1.50 per share)	—	—	—	—	—	—	(16,352)	(16,352)
Issuance of Class C Common Stock	—	—	42	42	79	—	—	121
Stock-based compensation cost	—	—	—	—	3,529	—	—	3,529
Other stock-based award activity	—	—	—	—	(5,002)	—	—	(5,002)
Balance as of March 31, 2025	16,980	$411,149	10,933	$10,933	$134,500	$(1,808)	$970,872	$1,525,646
Net Income	—	—	—	—	—	—	54,837	54,837
Other comprehensive loss, net of tax	—	—	—	—	—	(15,857)	—	(15,857)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(5,667)	(5,667)
Common stock (cash dividend of $1.50 per share)	—	—	—	—	—	—	(16,401)	(16,401)
Issuance of Class C Common Stock	—	—	1	1	80	—	—	81
Stock-based compensation cost	—	—	—	—	1,745	—	—	1,745
Other stock-based award activity	—	—	—	—	(77)	—	—	(77)
Balance as of June 30, 2025	16,980	$411,149	10,934	$10,934	$136,248	$(17,665)	$1,003,641	$1,544,307

Balance as of December 31, 2023	19,980	$484,531	10,842	$10,842	$132,919	$(40,145)	$823,716	$1,411,863
Net Income	—	—	—	—	—	—	53,746	53,746
Other comprehensive income, net of tax	—	—	—	—	—	36,027	—	36,027
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(15,186)	(15,186)
Issuance of Class C Common Stock	—	—	27	27	64	—	—	91
Stock-based compensation cost	—	—	—	—	3,483	—	—	3,483
Other stock-based award activity	—	—	—	—	(2,890)	—	—	(2,890)
Balance as of March 31, 2024	19,980	$484,531	10,869	$10,869	$133,576	$(4,118)	$855,485	$1,480,343
Net Income	—	—	—	—	—	—	47,105	47,105
Other comprehensive loss, net of tax	—	—	—	—	—	(5,023)	—	(5,023)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,792)	(6,792)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(15,233)	(15,233)
Issuance of Class C Common Stock	—	—	12	12	67	—	—	79
Stock-based compensation cost	—	—	—	—	1,555	—	—	1,555
Other stock-based award activity	—	—	—	—	(1,055)	—	—	(1,055)
Balance as of June 30, 2024	19,980	$484,531	10,881	$10,881	$134,143	$(9,141)	$880,565	$1,500,979
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Cash flows from operating activities:
Net income	$104,488	$100,851
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(11,195)	(13,257)
Net amortization of debt premiums, discounts, and issuance costs	4,438	29,553
Net change in fair value of trading securities, loans held for sale, hedged items, and financial derivatives	(152,332)	141,556
Losses on sale of mortgage loans	—	1,147
Gains on the sale of available-for-sale investment securities	—	(1,052)
Losses on sale of real estate owned	69	—
Total provision for/(release of) allowance for losses	9,395	4,360
Excess tax benefits related to stock-based awards	(645)	221
Deferred income taxes	(696)	4,033
Stock-based compensation expense	5,274	5,038
Purchases of loans held for sale	(7,770)	—
Proceeds from repayment of loans purchased as held for sale	22,583	13,564
Net change in:
Interest receivable	(9,655)	(1,189)
Guarantee and commitment fees receivable	(57)	273
Other assets	24,895	(13,176)
Accrued interest payable	15,497	12,330
Custodial deposit liability	(107,428)	11,872
Other liabilities	5,598	(6,658)
Net cash (used in)/provided by operating activities	(97,541)	289,466
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	—	(5,206)
Purchases of available-for-sale and held-to-maturity investment securities	(1,295,092)	(1,165,956)
Purchases of other investment securities	(3,240)	(581)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(613,730)	(798,234)
Purchases of loans held for investment	(2,205,600)	(1,593,259)
Purchases of defaulted loans	(2,544)	—
Proceeds from repayment of available-for-sale and held-to-maturity investment securities	652,472	775,168
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	1,057,152	1,175,360
Proceeds from repayment of loans purchased as held for investment	1,021,373	809,934
Proceeds from sale of real estate owned	725	—
Proceeds from sale of available-for-sale investment securities	—	102,955
Proceeds from sale of loans previously classified as held for investment	6,045	5,775
Proceeds from sale of Farmer Mac Guaranteed Securities	—	60,192
Net cash used in investing activities	(1,382,439)	(633,852)
Cash flows from financing activities:
Proceeds from issuance of discount notes	36,373,320	26,245,284
Proceeds from issuance of medium-term notes	6,586,755	3,293,703
Proceeds from issuance of debt securities of consolidated trusts	286,511	283,462
Payments to redeem discount notes	(36,563,148)	(25,724,358)
Payments to redeem medium-term notes	(5,038,820)	(3,607,788)
Payments to third parties on debt securities of consolidated trusts	(109,353)	(63,886)
Proceeds from common stock issuance	159	131
Tax payments related to share-based awards	(5,036)	(3,906)
Dividends paid on common and preferred stock	(44,086)	(44,002)
Net cash provided by financing activities	1,486,302	378,640
Net change in cash and cash equivalents	6,322	34,254
Cash, cash equivalents, and restricted cash at beginning of period	1,024,007	888,707
Cash, cash equivalents, and restricted cash at end of period	$1,030,329	$922,961

Non-cash activity:
Loans securitized as Farmer Mac Guaranteed Securities	41,156	85,114
Loans held for investment transferred to consolidated trusts	299,270	305,559
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

Table 1.1

	Consolidation of Variable Interest Entities
	As of June 30, 2025
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$2,275,254	$—	$2,275,254
Debt securities of consolidated trusts held by third parties (1)(2)	2,157,962	—	2,157,962
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	77,836	—	77,836
Maximum exposure to loss (3)	77,569	—	77,569
Investment securities:
Carrying value (4)	—	4,784,489	4,784,489
Maximum exposure to loss (3)(4)	—	5,005,763	5,005,763
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3)(5)	399,168	—	399,168
(1)Includes borrower remittances of $3.1 million. The borrower remittances had not been passed through to third-party investors as of June 30, 2025.
(2)Includes $120.4 million in unamortized discount related to structured securitization transactions.
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

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock unit awards. The following schedule reconciles basic and diluted EPS for the three and six months ended June 30, 2025 and 2024:

Table 1.2

	For the Three Months Ended
	June 30, 2025			June 30, 2024
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$49,170	10,933	$4.50	$40,313	10,879	$3.71
Effect of dilutive securities(1)
SARs and restricted stock units	—	30	(0.02)	—	77	(0.03)
Diluted EPS	$49,170	10,963	$4.48	$40,313	10,956	$3.68
(1)For the three months ended June 30, 2025 and 2024, SARs and restricted stock units of 76,166 and 43,263, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended June 30, 2025 and 2024, contingent shares of unvested restricted stock units of 29,507 and 29,918, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

	For the Six Months Ended
	June 30, 2025			June 30, 2024
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$93,155	10,915	$8.53	$87,268	10,863	$8.04
Effect of dilutive securities(1)
SARs and restricted stock units	—	58	(0.04)	—	103	(0.08)
Diluted EPS	$93,155	10,973	$8.49	$87,268	10,966	$7.96
(1)For the six months ended June 30, 2025 and 2024, SARs and restricted stock units of 67,353 and 46,317, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the six months ended June 30, 2025 and 2024, contingent shares of unvested restricted stock units of 29,507 and 29,918, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three and six months ended June 30, 2025 and 2024.

Table 1.3

	As of June 30, 2025				As of June 30, 2024
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(20,384)	$(9,465)	$28,041	$(1,808)	$(36,886)	$(9,224)	$41,992	$(4,118)
Other comprehensive (loss)/income before reclassifications	(11,727)	—	(1,394)	(13,121)	(3,342)	—	3,162	(180)
Amounts reclassified from AOCI	(2)	225	(2,959)	(2,736)	(834)	252	(4,261)	(4,843)
Net comprehensive (loss)/income	(11,729)	225	(4,353)	(15,857)	(4,176)	252	(1,099)	(5,023)
Ending Balance	$(32,113)	$(9,240)	$23,688	$(17,665)	$(41,062)	$(8,972)	$40,893	$(9,141)

For the Six Months Ended:
Beginning Balance	$(37,575)	$(9,226)	$34,654	$(12,147)	$(68,447)	$(8,724)	$37,026	$(40,145)
Other comprehensive income/(loss) before reclassifications	5,467	—	(4,985)	482	28,223	—	12,418	40,641
Amounts reclassified from AOCI	(5)	(14)	(5,981)	(6,000)	(838)	(248)	(8,551)	(9,637)
Net comprehensive income/(loss)	5,462	(14)	(10,966)	(5,518)	27,385	(248)	3,867	31,004
Ending Balance	$(32,113)	$(9,240)	$23,688	$(17,665)	$(41,062)	$(8,972)	$40,893	$(9,141)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three and six months ended June 30, 2025 and 2024:

Table 1.4

	For the Three Months Ended
	June 30, 2025			June 30, 2024
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding losses on available-for-sale securities	$(14,844)	$(3,117)	$(11,727)	$(4,231)	$(889)	$(3,342)
Less reclassification adjustments included in:
Gains on sale of available-for-sale investment securities(1)	—	—	—	(1,052)	(221)	(831)
Other income(2)	(3)	(1)	(2)	(4)	(1)	(3)
Total	$(14,847)	$(3,118)	$(11,729)	$(5,287)	$(1,111)	$(4,176)
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(3)	$285	$60	$225	$320	$68	$252
Total	$285	$60	$225	$320	$68	$252
Cash flow hedges
Unrealized (losses)/gains on cash flow hedges	$(1,764)	$(370)	$(1,394)	$4,001	$839	$3,162
Less reclassification adjustments included in:
Net interest income(4)	(3,746)	(787)	(2,959)	(5,393)	(1,132)	(4,261)
Total	$(5,510)	$(1,157)	$(4,353)	$(1,392)	$(293)	$(1,099)
Other comprehensive loss	$(20,072)	$(4,215)	$(15,857)	$(6,359)	$(1,336)	$(5,023)
(1)Represents unrealized gains and losses on sales of available-for-sale securities
(2)Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.
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
(4)Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

	For the Six Months Ended
	June 30, 2025			June 30, 2024
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale securities	$6,921	$1,454	$5,467	$35,726	$7,503	$28,223
Less reclassification adjustments included in:
Gains on sale of available-for-sale investment securities(1)	—	—	—	(1,052)	(221)	(831)
Other income(2)	(6)	(1)	(5)	(9)	(2)	(7)
Total	$6,915	$1,453	$5,462	$34,665	$7,280	$27,385
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(3)	$(18)	$(4)	$(14)	$(314)	$(66)	$(248)
Total	$(18)	$(4)	$(14)	$(314)	$(66)	$(248)
Cash flow hedges
Unrealized (losses)/gains on cash flow hedges	$(6,310)	$(1,325)	$(4,985)	$15,719	$3,301	$12,418
Less reclassification adjustments included in:
Net interest income(4)	(7,571)	(1,590)	(5,981)	(10,825)	(2,274)	(8,551)
Total	$(13,881)	$(2,915)	$(10,966)	$4,894	$1,027	$3,867
Other comprehensive (loss)/income	$(6,984)	$(1,466)	$(5,518)	$39,245	$8,241	$31,004
(1)Represents unrealized gains and losses on sales of available-for-sale securities
(2)Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.
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

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of June 30, 2025 and December 31, 2024:

Table 2.1

	As of June 30, 2025
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(28)	$—	$(197)	$19,475
Floating rate Government/GSE guaranteed mortgage-backed securities	2,396,079	(1,356)	2,394,723	—	2,287	(15,033)	2,381,977
Fixed rate Government/GSE guaranteed mortgage-backed securities	2,931,421	(69,717)	2,861,704	—	21,474	(94,836)	2,788,342
Fixed rate U.S. Treasuries	1,487,292	(7,234)	1,480,058	—	5,235	(1,056)	1,484,237
Total available-for-sale	6,834,492	(78,307)	6,756,185	(28)	28,996	(111,122)	6,674,031
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	8,970	—	8,970	—	366	—	9,336
Total held-to-maturity	$8,970	$—	$8,970	$—	$366	$—	$9,336
(1)Amounts presented exclude $26.3 million of accrued interest receivable on investment securities as of June 30, 2025.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the Consolidated Statement of Operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 6.4% as of June 30, 2025.

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

Farmer Mac did not sell any securities from its available-for-sale or held-to-maturity investment portfolios during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, Farmer Mac sold floating rate government/GSE guaranteed mortgage-backed securities for $115.2 million from its available-for-sale investment portfolio, resulting in a gain of $1.1 million. These sales were done to rebalance the liquidity investment portfolio given the lower level of business volume activity while demonstrating that the portfolio provides strong contingent liquidity.

As of June 30, 2025 and December 31, 2024, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of June 30, 2025
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,475	$(197)
Floating rate Government/GSE guaranteed mortgage-backed securities	599,742	(1,272)	976,207	(13,761)
Fixed rate Government/GSE guaranteed mortgage-backed securities	399,530	(6,557)	964,601	(88,279)
Fixed rate U.S. Treasuries	384,554	(931)	38,899	(125)
Total	$1,383,826	$(8,760)	$1,999,182	$(102,362)

Number of securities in loss position		74		156

	As of December 31, 2024
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,476	$(197)
Floating rate Government/GSE guaranteed mortgage-backed securities	269,862	(420)	1,025,360	(13,530)
Fixed rate Government/GSE guaranteed mortgage-backed securities	999,793	(17,682)	946,166	(125,068)
Fixed rate U.S. Treasuries	590,307	(4,375)	58,523	(317)
Total	$1,859,962	$(22,477)	$2,049,525	$(139,112)

Number of securities in loss position		90		155

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to June 30, 2025 and December 31, 2024, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both June 30, 2025 and December 31, 2024, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government, a U.S. government sponsored enterprise, or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of June 30, 2025 that is, on average, approximately 95.1% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity, changes in credit spread, or changes in levels of interest rates.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of June 30, 2025 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of June 30, 2025
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$624,237	$625,265	4.23%
Due after one year through five years	2,483,319	2,483,600	4.07%
Due after five years through ten years	2,629,374	2,558,256	3.83%
Due after ten years	1,019,255	1,006,910	4.78%
Total	$6,756,185	$6,674,031	4.10%

3.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of June 30, 2025 and December 31, 2024:

Table 3.1

	As of June 30, 2025
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
AgVantage	$5,934,100	$—	$5,934,100	$(192)	$23,599	$(234,617)	$5,722,890
Farmer Mac Guaranteed Securities(3)	—	8,369	8,369	—	244	—	8,613
Total available-for-sale	$5,934,100	$8,369	$5,942,469	$(192)	$23,843	$(234,617)	$5,731,503
Held-to-maturity:
AgVantage	$2,087,686	$(25,746)	$2,061,940	$(169)	$8,740	$(13,435)	$2,057,076
Farmer Mac Guaranteed USDA Securities	69,200	24	69,224	—	683	(1,201)	68,706
Total Farmer Mac Guaranteed Securities	2,156,886	(25,722)	2,131,164	(169)	9,423	(14,636)	2,125,782
USDA Securities	2,388,895	17,743	2,406,638	—	6,144	(210,212)	2,202,570
Total held-to-maturity	$4,545,781	$(7,979)	$4,537,802	$(169)	$15,567	$(224,848)	$4,328,352
Trading:
USDA Securities(4)	$552	$33	$585	$—	$—	$(25)	$560
(1)Amounts presented exclude $63.9 million and $46.6 million of accrued interest receivable on available-for-sale and held-to-maturity securities, respectively, as of June 30, 2025.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the Consolidated Statement of Operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)Fair value includes $8.6 million of an interest-only security with a notional amount of $214.2 million.
(4)The trading USDA securities had a weighted average yield of 5.63% as of June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, unrealized losses on available-for-sale and held-to-maturity on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of June 30, 2025
	Available-for-Sale and Held-to-Maturity Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Available-for-sale:
AgVantage	$720,505	$(755)	$3,442,744	$(233,862)
Total available-for-sale	$720,505	$(755)	$3,442,744	$(233,862)

Held-to-maturity:
AgVantage	$796,985	$(4,542)	$784,478	$(8,893)
Farmer Mac Guaranteed USDA Securities	30,069	(638)	7,962	(563)
USDA Securities	1,623	(23)	1,797,100	(210,189)
Total held-to-maturity	$828,677	$(5,203)	$2,589,540	$(219,645)

	As of December 31, 2024
	Available-for-Sale and Held-to-Maturity Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Available-for-sale:
AgVantage	$1,152,227	$(12,889)	$3,649,845	$(314,587)
Total available-for-sale	$1,152,227	$(12,889)	$3,649,845	$(314,587)

Held-to-maturity:
AgVantage	$998,200	$(3,326)	$1,187,464	$(18,266)
Farmer Mac Guaranteed USDA Securities	30,912	(529)	8,070	(691)
USDA Securities	8,938	(164)	2,099,695	(258,026)
Total held-to-maturity	$1,038,050	$(4,019)	$3,295,229	$(276,983)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to June 30, 2025 and December 31, 2024, as applicable.

The credit exposure related to Farmer Mac's USDA Securities in the Agricultural Finance line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 56 and 66 available-for-sale securities as of June 30, 2025 and December 31, 2024, respectively. There were 33 and 45 held-to-maturity AgVantage securities with an unrealized loss as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, 50 and 54 available-for-sale AgVantage securities had been in a loss position for more than 12 months, respectively. As of June 30, 2025 and December 31, 2024, there were 19 and 26 held-to-maturity AgVantage securities, respectively, in a loss position for more than 12 months.

During the three and six months ended June 30, 2025 and 2024, Farmer Mac had no sales of AgVantage Farmer Mac Guaranteed Securities, USDA Farmer Mac Guaranteed Securities or USDA Trading Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of June 30, 2025 are set forth below. The balances presented are based on their contractual maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of June 30, 2025
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$975,356	$972,539	4.47%
Due after one year through five years	2,952,494	2,913,050	3.77%
Due after five years through ten years	1,070,000	992,839	3.53%
Due after ten years	944,619	853,075	4.00%
Total	$5,942,469	$5,731,503	3.87%
(1)Amounts presented exclude $63.9 million of accrued interest receivable.

	As of June 30, 2025
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$913,578	$906,222	3.41%
Due after one year through five years	608,130	607,028	4.87%
Due after five years through ten years	329,460	299,526	3.80%
Due after ten years	2,686,634	2,515,576	4.34%
Total	$4,537,802	$4,328,352	4.23%
(1)Amounts presented exclude $46.6 million of accrued interest receivable.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $21.9 million and $15.8 million of accrued interest receivable and $3.0 million and $4.9 million of accrued interest payable on uncleared swaps as of June 30, 2025 and December 31, 2024, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the Consolidated Balance Sheets.

Table 4.1

	As of June 30, 2025
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$6,408,185	$2,175	$(5,695)	4.68%	3.43%		1.45
Pay fixed non-callable	10,009,135	136	(15,527)	2.79%	4.51%		8.75
Receive fixed callable	4,834,383	18,655	(33,969)	4.52%	3.75%		2.85
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	498,000	11,398	(295)	1.87%	4.85%		3.20
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	151,854	493	(109)	2.97%	4.71%		3.27
Receive fixed non-callable	1,563,231	104	(6)	4.49%	4.13%		0.46
Basis swaps	640,384	—	(386)	4.65%	4.51%		3.42
Treasury futures	12,500	—	(21)			111.96
Netting adjustments(1)	—	(2,311)	2,311
Total financial derivatives	$24,117,672	$30,650	$(53,697)
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

As of June 30, 2025, Farmer Mac expects to reclassify $8.4 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after June 30, 2025.

The following tables summarize the net income/(expense) recognized in the Consolidated Statements of Operations related to derivatives for the three and six months ended June 30, 2025 and 2024:

Table 4.2

	For the Three Months Ended June 30, 2025
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations	$88,985	$124,998	$185,039	$(302,225)	$80	$96,877
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	7,261	21,746	12,499	(27,776)	—	13,730
Recognized on hedged items	14,101	56,672	19,633	(100,215)	—	(9,809)
Premium/discount amortization recognized on hedged items	796	—	—	(723)	—	73
Income/(expense) related to interest settlements on fair value hedging relationships	$22,158	$78,418	$32,132	$(128,714)	$—	$3,994

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$(19,260)	$(37,476)	$(8,027)	$42,233	$—	$(22,530)
Recognized on hedged items	19,271	37,769	8,860	(40,661)	—	25,239
Gains/(losses) on fair value hedging relationships	$11	$293	$833	$1,572	$—	$2,709

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$3,746	$—	$3,746
Recognized on hedged items	—	—	—	(6,108)	—	(6,108)
Discount amortization recognized on hedged items	—	—	—	(38)	—	(38)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,400)	$—	$(2,400)

Gains on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(834)	$(834)
Interest expense on interest rate swaps	—	—	—	—	(208)	(208)
Treasury futures	—	—	—	—	1,122	1,122
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$80	$80

	For the Three Months Ended June 30, 2024
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations:	$84,538	$166,063	$153,105	$(316,366)	$(1,799)	$85,541
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	10,408	39,134	17,827	(76,659)	—	(9,290)
Recognized on hedged items	10,309	52,651	16,705	(107,290)	—	(27,625)
Premium/discount amortization recognized on hedged items	487	—	—	(721)	—	(234)
Income/(expense) related to interest settlements on fair value hedging relationships	$21,204	$91,785	$34,532	$(184,670)	$—	$(37,149)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$3,460	$6,926	$13,188	$30,872	$—	$54,446
Recognized on hedged items	(3,361)	(6,508)	(12,112)	(29,861)	—	(51,842)
Gains/(losses) on fair value hedging relationships	$99	$418	$1,076	$1,011	$—	$2,604

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$5,393	$—	$5,393
Recognized on hedged items	—	—	—	(8,014)	—	(8,014)
Discount amortization recognized on hedged items	—	—	—	(14)	—	(14)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,635)	$—	$(2,635)

Losses on financial derivatives not designated in hedge relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(26)	$(26)
Interest expense on interest rate swaps	—	—	—	—	(486)	(486)
Treasury futures	—	—	—	—	(1,287)	(1,287)
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$(1,799)	$(1,799)

	For the Six Months Ended June 30, 2025
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations	$172,293	$251,340	$356,803	$(592,700)	$(2,556)	$185,180
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	14,346	43,805	24,883	(56,270)	—	26,764
Recognized on hedged items	27,231	112,543	38,601	(204,093)	—	(25,718)
Premium/discount amortization recognized on hedged items	1,227	—	—	(1,383)	—	(156)
Income/(expense) related to interest settlements on fair value hedging relationships	$42,804	$156,348	$63,484	$(261,746)	$—	$890

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(53,269)	$(119,962)	$(52,581)	$117,833	$—	$(107,979)
Recognized on hedged items	53,249	119,787	53,840	(115,089)	—	111,787
(Losses)/gains on fair value hedging relationships	$(20)	$(175)	$1,259	$2,744	$—	$3,808

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$7,571	$—	$7,571
Recognized on hedged items	—	—	—	(12,453)	—	(12,453)
Discount amortization recognized on hedged items	—	—	—	(38)	—	(38)
Expense recognized on cash flow hedges	$—	$—	$—	$(4,920)	$—	$(4,920)

Losses on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(3,537)	$(3,537)
Interest expense on interest rate swaps	—	—	—	—	110	110
Treasury futures	—	—	—	—	871	871
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$(2,556)	$(2,556)

	For the Six Months Ended June 30, 2024
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations:	$169,462	$332,876	$297,685	$(626,315)	$280	$173,988
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	20,705	79,467	35,676	(160,210)	—	(24,362)
Recognized on hedged items	20,257	104,356	33,302	(213,723)	—	(55,808)
Premium/discount amortization recognized on hedged items	933	—	—	(1,468)	—	(535)
Income/(expense) related to interest settlements on fair value hedging relationships	$41,895	$183,823	$68,978	$(375,401)	$—	$(80,705)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$31,250	$88,512	$61,368	$(23,846)	$—	$157,284
Recognized on hedged items	(30,882)	(87,251)	(59,173)	25,628	—	(151,678)
Gains/(losses) on fair value hedging relationships	$368	$1,261	$2,195	$1,782	$—	$5,606

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$10,824	$—	$10,824
Recognized on hedged items	—	—	—	(16,105)	—	(16,105)
Discount amortization recognized on hedged items	—	—	—	(27)	—	(27)
Expense recognized on cash flow hedges	$—	$—	$—	$(5,308)	$—	$(5,308)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$729	$729
Interest expense on interest rate swaps	—	—	—	—	(521)	(521)
Treasury futures	—	—	—	—	72	72
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$280	$280

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of June 30, 2025 and December 31, 2024:

Table 4.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(in thousands)
Investment securities, Available-for-Sale, at fair value(1)	$1,681,016	$1,477,880	$(63,888)	$(117,137)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value(2)	5,694,675	5,478,484	(187,571)	(307,358)
Loans held for investment, at amortized cost	1,981,712	1,816,738	(318,603)	(372,444)
Notes Payable(3)	(11,204,119)	(11,899,049)	33,909	148,999
(1)Amortized cost of $1.8 billion and $1.6 billion as of June 30, 2025 and December 31, 2024, respectively.
(2)Amortized cost of $5.9 billion and $5.8 billion as of June 30, 2025 and December 31, 2024, respectively.
(3)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of June 30, 2025 and December 31, 2024:

Table 4.4

	June 30, 2025
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Netting Adjustments	Financial instruments pledged	Cash Collateral	Net Amount(1)
	(in thousands)
Assets:
Uncleared derivatives	$30,650	$—	$30,650	$(22,991)	$—	$(7,659)	$—
Cleared derivatives	2,311	(2,311)	—	—	—	—	—
Total	$32,961	$(2,311)	$30,650	$(22,991)	$—	$(7,659)	$—

Liabilities:
Uncleared derivatives	$(39,992)	$—	$(39,992)	$22,991	$—	$12,727	$(4,274)
Cleared derivatives	(16,016)	2,311	(13,705)	—	13,705	—	—
Total	$(56,008)	$2,311	$(53,697)	$22,991	$13,705	$12,727	$(4,274)
(1)Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. As of June 30, 2025, Farmer Mac had additional net exposure of $214.5 million due to instances where Farmer Mac's collateral to a counterparty exceeded the net derivative position and $14.0 million due to instances where Farmer Mac's collateral from a counterparty exceeded the net derivative position.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the Consolidated Balance Sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of June 30, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of June 30, 2025 and December 31, 2024, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $24.1 billion notional amount of interest rate swaps outstanding as of June 30, 2025, $18.4 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $24.9 billion notional amount of interest rate swaps outstanding as of December 31, 2024, $19.1 billion were cleared through the CME.

5.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of June 30, 2025, Farmer Mac had $7.8 million of loans held for sale and $6.2 million as of December 31, 2024.

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. The segments are characterized by similarities in risk attributes and the manner in which Farmer Mac monitors and assesses credit risk.

The following table includes loans held for investment and loans held for sale and displays the composition of the loan balances as of June 30, 2025 and December 31, 2024:

Table 5.1

	As of June 30, 2025			As of December 31, 2024
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$5,630,602	$2,275,254	$7,905,856	$5,414,732	$2,038,283	$7,453,015
Corporate AgFinance	1,450,596	—	1,450,596	1,381,674	—	1,381,674
Total Agricultural Finance loans	7,081,198	2,275,254	9,356,452	6,796,406	2,038,283	8,834,689
Infrastructure Finance loans	5,484,656	—	5,484,656	4,774,483	—	4,774,483
Total unpaid principal balance(1)	12,565,854	2,275,254	14,841,108	11,570,889	2,038,283	13,609,172
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(331,169)	—	(331,169)	(381,311)	—	(381,311)
Total loans	12,234,685	2,275,254	14,509,939	11,189,578	2,038,283	13,227,861
Allowance for losses	(29,253)	(703)	(29,956)	(22,594)	(629)	(23,223)
Total loans, net of allowance	$12,205,432	$2,274,551	$14,479,983	$11,166,984	$2,037,654	$13,204,638
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of June 30, 2025 and December 31, 2024:

Table 5.2

	June 30, 2025	December 31, 2024
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$6,635	$5,132
Corporate AgFinance	6,943	5,379
Total Agricultural Finance loans	13,578	10,511
Infrastructure Finance loans	16,378	12,712
Total	$29,956	$23,223

The following is a summary of the changes in the allowance for losses for the three and six months ended June 30, 2025 and 2024:

Table 5.3

	June 30, 2025				June 30, 2024
	Agricultural Finance loans			Infrastructure Finance loans(3)	Agricultural Finance loans			Infrastructure Finance loans(3)
	Farm & Ranch(1)	Corporate AgFinance(2)	Total		Farm & Ranch(1)	Corporate AgFinance(2)	Total
	(in thousands)
For the Three Months Ended
Beginning Balance	$5,071	$6,298	$11,369	$13,687	$4,535	$2,569	$7,104	$7,184
Provision for losses	4,404	605	5,009	2,691	242	5,387	5,629	626
Charge-offs	(2,840)	—	(2,840)	—	(101)	(3,942)	(4,043)	—
Recovery	—	40	40	—	—	—	—	—
Ending Balance	$6,635	$6,943	$13,578	$16,378	$4,676	$4,014	$8,690	$7,810

For the Six Months Ended
Beginning Balance	$5,132	$5,379	$10,511	$12,712	$3,936	$2,948	$6,884	$9,147
Provision for/(release of) losses	4,343	1,441	5,784	3,666	841	5,008	5,849	(1,337)
Charge-offs	(2,840)	—	(2,840)	—	(101)	(3,942)	(4,043)	—
Recovery	—	123	123	—	—	—	—	—
Ending Balance	$6,635	$6,943	$13,578	$16,378	$4,676	$4,014	$8,690	$7,810
(1)As of June 30, 2025 and 2024, the allowance for losses for Agricultural Finance Farm & Ranch loans includes $1.7 million and $1.2 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(2)As of June 30, 2025 and 2024, the allowance for losses for Agricultural Finance Corporate AgFinance loans includes $1.0 million and $0.0 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(3)As of both June 30, 2025 and 2024, the allowance for losses for Infrastructure Finance loans includes no allowance for collateral dependent assets.

The $5.0 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the quarter ended June 30, 2025 was primarily attributable to two individual Farm & Ranch borrowers, one with a permanent planting loan and the other a crop loan. During second quarter 2025, we recorded a charge-off of $2.8 million related to these two specific borrower relationships to reflect the amount of each loan that we deemed uncollectible. The remaining net provision was related to credit downgrades and declining economic forecast factors.

The $2.7 million net provision to the allowance for the Infrastructure Finance portfolio during the quarter ended June 30, 2025 was primarily attributable to two borrowers that were downgraded, one within Renewable Energy and one within Broadband Infrastructure, as well as new volume growth in those operating segments.

The $5.8 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the six months ended June 30, 2025 was primarily attributable to the factors noted above, along with new volume growth.

The $3.7 million net provision to the allowance for the Infrastructure Finance portfolio during the six months ended June 30, 2025 was primarily attributable to new volume growth and the two downgrades noted above.

The $0.6 million net provision to the allowance for the Infrastructure Finance portfolio during the quarter ended June 30, 2024 was primarily attributable to renewable energy loans that extended their preconstruction phase, which has higher expected loss assumptions than their operating phase. The
$5.6 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the quarter ended June 30, 2024 was primarily attributable to a permanent planting loan that is in bankruptcy and of which $3.9 million was deemed uncollectible. Accordingly, a charge-off in the amount of $3.9 million was recorded in connection with that loan. The remaining provision during the quarter was attributable to increased loan volume.

The $1.3 million net release from the allowance for the Infrastructure Finance portfolio during the six months ended June 30, 2024 was primarily attributable to a single telecommunications loan that completed a restructuring during first quarter, which resulted in an improved collateral position and a paydown of approximately 15% of its previously unpaid principal balance. The $5.8 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the six months ended
June 30, 2024 was primarily attributable to the permanent planting loan mentioned above and increased loan volume.

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of June 30, 2025 and December 31, 2024:

Table 5.4

	As of June 30, 2025
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual Loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$7,721,018	$19,491	$18,763	$4,694	$42,948	$141,890	$7,905,856
Corporate AgFinance	1,412,989	—	—	—	—	37,607	1,450,596
Total Agricultural Finance loans	9,134,007	19,491	18,763	4,694	42,948	179,497	9,356,452
Infrastructure Finance loans	5,484,656	—	—	—	—	—	5,484,656
Total	$14,618,663	$19,491	$18,763	$4,694	$42,948	$179,497	$14,841,108
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on the recorded investment of the loan.
(2)Primarily consists of loans in consolidated trusts with beneficial interests owned by third parties (single-class) that are 90 days or more past due.
(3)Includes loans that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.
(4)Includes $19.6 million of nonaccrual loans for which there was no associated allowance. During the three and six months ended June 30, 2025, Farmer Mac received $1.7 million and $3.1 million in interest on nonaccrual loans, respectively.

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
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on the recorded investment of the loan.
(2)Includes loans in consolidated trusts with beneficial interests owned (single-class) by third parties that are 90 days or more past due.
(3)Primarily consists of loans that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.
(4)Includes $41.5 million of nonaccrual loans for which there was no associated allowance. During the year ended December 31, 2024, Farmer Mac received $4.9 million in interest on nonaccrual loans.

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Infrastructure Finance loans held as of June 30, 2025 and December 31, 2024, by year of origination:

Table 5.5

	As of June 30, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$732,237	$964,125	$480,868	$968,980	$1,525,951	$2,105,442	$375,186	$7,152,789
Special mention(2)	136,955	141,737	38,471	28,205	21,716	45,500	31,321	443,905
Substandard(3)	—	17,263	36,385	66,289	22,699	147,715	18,811	309,162
Total	$869,192	$1,123,125	$555,724	$1,063,474	$1,570,366	$2,298,657	$425,318	$7,905,856

For the Three Months Ended June 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$1,165	$1,675	$2,840

For the Six Months Ended June 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$1,165	$1,675	$2,840
(1)Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.
(2)Special mention assets generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(3)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of June 30, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$164,169	$199,033	$109,244	$63,928	$179,361	$260,147	$300,526	$1,276,408
Special mention(2)	—	—	36,725	—	—	26,379	5,061	68,165
Substandard(3)	—	—	7,312	—	28,105	47,621	22,985	106,023
Total	$164,169	$199,033	$153,281	$63,928	$207,466	$334,147	$328,572	$1,450,596

For the Three Months Ended June 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.
(2)Special mention assets generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(3)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of June 30, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$587,381	$1,256,486	$578,282	$580,908	$181,651	$1,730,271	$487,769	$5,402,748
Special mention(2)	—	—	—	9,699	—	—	—	9,699
Substandard(3)	—	—	25,644	46,565	—	—	—	72,209
Total	$587,381	$1,256,486	$603,926	$637,172	$181,651	$1,730,271	$487,769	$5,484,656

For the Three Months Ended June 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.
(2)Special mention assets generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
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
(2)Special mention assets generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
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
(2)Special mention assets generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
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
(2)Special mention assets generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(3)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

6.GUARANTEES AND COMMITMENTS

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2025 and December 31, 2024, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Agricultural Finance
Farmer Mac Guaranteed Securities	$399,168	$426,310
Total off-balance sheet Farmer Mac Guaranteed Securities	$399,168	$426,310

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.

The following table summarizes the cash flows received from trusts used for Farmer Mac securitizations:

Table 6.2

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Proceeds from new securitizations	$286,511	$343,654
Guarantee fees received	790	857

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the Consolidated Balance Sheets. The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 6.3

	As of June 30, 2025	As of December 31, 2024
	(dollars in thousands)
Guarantee and commitment obligation	$5,221	$5,595
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	21.0 years	21.2 years

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

Table 6.4

	As of June 30, 2025	As of December 31, 2024
	(dollars in thousands)
Guarantee and commitment obligation	$42,255	$42,731
Maximum principal amount	4,416,846	4,029,019
Weighted-average remaining maturity	14.5 years	14.5 years

Reserve for Losses - LTSPCs and Farmer Mac Guaranteed Securities

The following table is a summary, by asset type, of the reserve for losses as of June 30, 2025 and December 31, 2024:

Table 6.5

	June 30, 2025	December 31, 2024
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance	$1,432	$1,431
Infrastructure Finance	188	192
Total	$1,620	$1,623

The following is a summary of the net changes in the reserve for losses for the three and six months ended June 30, 2025 and 2024:

Table 6.6

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	Reserve for Losses	Reserve for Losses	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance
Beginning Balance	$1,335	$1,407	$1,431	$1,471
Provision for/(release of) losses	97	36	1	(28)
Ending Balance	$1,432	$1,443	$1,432	$1,443

Infrastructure Finance
Beginning Balance	$186	$235	$192	$240
Provision for/(release of) losses	2	16	(4)	11
Ending Balance	$188	$251	$188	$251

The net provision to the reserve for losses during the three and six months ended June 30, 2025 for both Agricultural Finance and Infrastructure Finance was primarily due to declining economic forecast factors.

The following table presents the unpaid principal balances by delinquency status of Agricultural Finance and Infrastructure Finance loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of June 30, 2025 and December 31, 2024:

Table 6.7

	As of June 30, 2025
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:	$3,457,042	$10,608	$9,901	$2,475	$22,984	$3,480,026
Infrastructure Finance:	1,154,326	—	—	—	—	1,154,326
Total	$4,611,368	$10,608	$9,901	$2,475	$22,984	$4,634,352
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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance and Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of June 30, 2025 and December 31, 2024, by year of origination:

Table 6.8

	As of June 30, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance:
Internally Assigned Risk Rating:
Acceptable	$36,634	$87,943	$162,125	$246,485	$548,374	$1,813,260	$455,175	$3,349,996
Special mention(1)	—	—	7,839	20,751	7,589	43,494	12,572	92,245
Substandard(2)	—	—	—	—	14,082	23,383	320	37,785
Total	$36,634	$87,943	$169,964	$267,236	$570,045	$1,880,137	$468,067	$3,480,026

For the Three Months Ended June 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Special mention assets generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of June 30, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Infrastructure Finance:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$342,546	$809,740	$1,152,286
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	2,040	2,040
Total	$—	$—	$—	$—	$—	$342,546	$811,780	$1,154,326

For the Three Months Ended June 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Special mention assets generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
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
(1)Special mention assets generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
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
(1)Special mention assets generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

7.NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac. Discount notes generally have original maturities of 1 year or less, whereas medium-term notes generally have original maturities of 0.5 years to 25.0 years.

The following tables set forth information related to Farmer Mac's borrowings as of June 30, 2025 and December 31, 2024:

Table 7.1

	June 30, 2025
	Outstanding as of June 30		Average Outstanding During the Quarter
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,972,497	4.13%	$1,796,150	4.29%
Medium-term notes	3,260,919	4.33%	2,990,808	4.41%
Current portion of medium-term notes	5,050,291	2.82%
Total due within one year	$10,283,707	3.55%
Due after one year:
Medium-term notes due in:
Two years	$6,235,077	3.25%
Three years	3,464,128	3.85%
Four years	2,953,903	4.33%
Five years	3,036,068	4.15%
Thereafter	2,904,357	2.75%
Total due after one year	$18,593,533	3.60%
Total principal net of discounts	$28,877,240	3.58%
Hedging adjustments	(33,909)
Total	$28,843,331

	December 31, 2024
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,167,258	4.42%	$1,928,884	5.11%
Medium-term notes	2,343,264	4.64%	1,000,290	5.28%
Current portion of medium-term notes	5,927,101	3.20%
Total due within one year	$10,437,623	3.77%
Due after one year:
Medium-term notes due in:
Two years	$4,844,538	2.66%
Three years	3,822,999	3.53%
Four years	2,732,980	4.13%
Five years	2,491,831	4.41%
Thereafter	3,190,202	2.63%
Total due after one year	$17,082,550	3.34%
Total principal net of discounts	$27,520,173	3.51%
Hedging adjustments	(148,999)
Total	$27,371,174

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the six months ended June 30, 2025 and 2024 was $2.1 billion and $2.3 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2025 as of June 30, 2025:

Table 7.2

Debt Callable in 2025 as of June 30, 2025, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2026	$1,390,218	1.90%
2027	769,600	2.55%
2028	381,423	3.29%
2029	268,631	3.85%
Thereafter	1,792,514	2.18%
Total	$4,602,386	2.35%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of June 30, 2025, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2025	$9,702,818	3.99%
2026	5,683,172	2.80%
2027	3,739,710	3.41%
2028	3,111,646	4.06%
2029	2,490,082	4.31%
Thereafter	4,149,812	3.07%
Total principal net of discounts	$28,877,240	3.58%

During the six months ended June 30, 2025 and 2024, Farmer Mac called $1.2 billion and $0.5 billion of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of June 30, 2025, Farmer Mac had not used this borrowing authority.

8.EQUITY

Common Stock

During first and second quarter 2025, Farmer Mac paid a quarterly dividend of $1.50 per share on all classes of its common stock. For each quarter in 2024, Farmer Mac paid a quarterly dividend of $1.40 per share on all classes of its common stock.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both June 30, 2025 and December 31, 2024, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of June 30, 2025, Farmer Mac's minimum capital requirement was $959.9 million and its core capital level was $1.6 billion, which was $602.1 million above the minimum capital requirement as of that date. As of December 31, 2024, Farmer Mac's minimum capital requirement was $917.6 million and its core capital level was $1.5 billion, which was $583.5 million above the minimum capital requirement as of that date.

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

9.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 9.1

Assets and Liabilities Measured at Fair Value as of June 30, 2025
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,475	$19,475
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,381,977	—	2,381,977
Fixed rate GSE guaranteed mortgage-backed securities	—	2,788,342	—	2,788,342
Fixed rate U.S. Treasuries	1,484,237	—	—	1,484,237
Total Available-for-sale Investment Securities	1,484,237	5,170,319	19,475	6,674,031
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,722,890	5,722,890
Farmer Mac Guaranteed Securities	—	—	8,613	8,613
Total Farmer Mac Guaranteed Securities	—	—	5,731,503	5,731,503
USDA Securities:
Trading	—	—	560	560
Total USDA Securities	—	—	560	560
Financial derivatives	—	30,650	—	30,650
Guarantee Asset	—	—	5,141	5,141
Total Assets at fair value	$1,484,237	$5,200,969	$5,756,679	$12,441,885
Liabilities:
Financial derivatives	$21	$53,676	$—	$53,697
Total Liabilities at fair value	$21	$53,676	$—	$53,697
(1) Level 3 assets represent 17% of total assets and 46% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2025 or December 31, 2024.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the three and six months ended June 30, 2025 and 2024, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three and six months ended June 30, 2025 and 2024.

Table 9.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2025
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains/(losses) included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,353	$—	$—	$(1)	$—	$123	$19,475
Total available-for-sale	19,353	—	—	(1)	—	123	19,475
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,614,512	100,000	(16,994)	(5)	37,812	(12,435)	5,722,890
Farmer Mac Guaranteed Securities	8,872	—	(166)	—	—	(93)	8,613
Total available-for-sale	5,623,384	100,000	(17,160)	(5)	37,812	(12,528)	5,731,503
USDA Securities:
Trading	651	—	(96)	—	5	—	560
Total USDA Securities	651	—	(96)	—	5	—	560
Guarantee and commitment obligations:
Guarantee Asset	5,297	—	(85)	—	(71)	—	5,141
Total Guarantee and commitment obligations	5,297	—	(85)	—	(71)	—	5,141
Total Assets at fair value	$5,648,685	$100,000	$(17,341)	$(6)	$37,746	$(12,405)	$5,756,679

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2024
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,281	$—	$—	$1	$—	$196	$19,478
Total available-for-sale	19,281	—	—	1	—	196	19,478
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,457,197	225,000	(280,833)	29	(6,460)	(5,092)	5,389,841
Farmer Mac Guaranteed Securities	9,491	—	(171)	—	—	(10)	9,310
Total available-for-sale	5,466,688	225,000	(281,004)	29	(6,460)	(5,102)	5,399,151
USDA Securities:
Trading	1,066	—	(43)	—	3	—	1,026
Total USDA Securities	1,066	—	(43)	—	3	—	1,026
Guarantee and commitment obligations:
Guarantee Asset	5,733	—	(85)	—	(89)	—	5,559
Total Guarantee and commitment obligations	5,733	—	(85)	—	(89)	—	5,559
Total Assets at fair value	$5,492,768	$225,000	$(281,132)	$30	$(6,546)	$(4,906)	$5,425,214

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2025
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains/(losses) included in Income	Unrealized losses included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,476	$—	$—	$(1)	$—	$—	$19,475
Total available-for-sale	19,476	—	—	(1)	—	—	19,475
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,505,531	400,000	(292,849)	45	119,878	(9,715)	5,722,890
Farmer Mac Guaranteed Securities	9,015	—	(340)	—	—	(62)	8,613
Total available-for-sale	5,514,546	400,000	(293,189)	45	119,878	(9,777)	5,731,503
USDA Securities:
Trading	818	—	(271)	—	13	—	560
Total USDA Securities	818	—	(271)	—	13	—	560
Guarantee and commitment obligations:
Guarantee Asset	5,382	—	(171)	—	(70)	—	5,141
Total Guarantee and commitment obligations	5,382	—	(171)	—	(70)	—	5,141
Total Assets at fair value	$5,540,222	$400,000	$(293,631)	$44	$119,821	$(9,777)	$5,756,679

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2024
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
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

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of June 30, 2025 and December 31, 2024:

Table 9.3

	As of June 30, 2025
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,475	Indicative bids	Range of broker quotes	99.0% - 99.0% (99.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,722,890	Discounted cash flow	Discount rate	4.6% - 5.2% (4.7%)
Farmer Mac Guaranteed Securities	$8,613	Discounted cash flow	Discount rate	8.1%
			CPR	3%

USDA Securities	$560	Discounted cash flow	Discount rate	4.9% - 5.0% (4.9%)
			CPR	10% - 12% (11%)

Guarantee Asset	$5,141	Discounted cash flow	Discount rate	8.1%
			CPR	3%

	As of December 31, 2024
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,476	Indicative bids	Range of broker quotes	99.0% - 99.0% (99.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,505,531	Discounted cash flow	Discount rate	5.0% - 5.5% (5.1%)
Farmer Mac Guaranteed Securities	$9,015	Discounted cash flow	Discount rate	7.9%
			CPR	3%

USDA Securities	$818	Discounted cash flow	Discount rate	5.3% - 5.4% (5.3%)
			CPR	12% - 12% (12%)

Guarantee Asset	$5,382	Discounted cash flow	Discount rate	7.9%
			CPR	3%

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of June 30, 2025 and December 31, 2024:

Table 9.4

	As of June 30, 2025		As of December 31, 2024
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,030,329	$1,030,329	$1,024,007	$1,024,007
Investment securities	6,697,624	6,697,258	5,973,571	5,973,301
Farmer Mac Guaranteed Securities	7,857,285	7,862,498	8,215,646	8,232,234
USDA Securities	2,203,130	2,407,198	2,113,342	2,371,352
Loans	14,363,500	14,479,983	12,924,604	13,204,638
Financial derivatives	30,650	30,650	27,789	27,789
Guarantee and commitment fees receivable	57,129	49,706	57,562	50,499
Financial liabilities:
Notes payable	28,401,929	28,843,331	26,759,873	27,371,174
Debt securities of consolidated trusts held by third parties	2,192,102	2,157,962	1,910,302	1,929,628
Financial derivatives	53,697	53,697	77,326	77,326
Guarantee and commitment obligations	54,900	47,476	55,388	48,326

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

The following tables present segment core earnings and assets for the three and six months ended June 30, 2025 and 2024.

Table 10.1

Core Earnings by Business Segment
For the Three Months Ended June 30, 2025
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$152,218	$25,484	$67,447	$12,159	$23,494	$35,619	$82,601	$399,022
Interest expense(1)	(115,524)	(16,875)	(61,786)	(8,227)	(17,267)	(1,920)	(80,626)	(302,225)
Less: reconciling adjustments(2)(3)	(984)	—	(25)	—	—	(2,031)	136	(2,904)
Net effective spread	35,710	8,609	5,636	3,932	6,227	31,668	2,111	93,893
Guarantee and commitment fees(3)	4,551	224	215	564	320	—	—	5,874
Other income/(expense)	313	345	—	—	8	—	14	680
(Provision for)/release of losses	(4,494)	(614)	(73)	(666)	(1,964)	—	(1)	(7,812)
Operating expenses(1)	(7,020)	(2,378)	(1,156)	(1,274)	(1,560)	(3,003)	(888)	(17,279)
Income tax (expense)/benefit	(6,101)	(1,300)	(970)	(537)	(637)	(6,020)	(260)	(15,825)
Segment core earnings	$22,959	$4,886	$3,652	$2,019	$2,394	$22,645	$976	$59,531

Reconciliation to net income:
Net effects of derivatives and trading securities								$2,260
Unallocated (expenses)/income								(12,185)
Income tax effect related to reconciling items								5,231
Net income								$54,837

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,217,905	$1,953,523	$7,300,354	$1,174,441	$1,941,036	$—	$—	$30,587,259
Off-balance sheet assets under management								(5,257,348)
Unallocated assets								7,665,998
Total assets on the Consolidated Balance Sheets								$32,995,909
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

Core Earnings by Business Segment
For the Three Months Ended June 30, 2024
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$157,317	$26,036	$67,375	$8,728	$11,600	$56,845	$75,805	$403,706
Interest expense(1)	(121,795)	(18,170)	(62,096)	(6,335)	(8,601)	(24,225)	(75,144)	(316,366)
Less: reconciling adjustments(2)(3)	(1,366)	—	(26)	—	—	(2,352)	—	(3,744)
Net effective spread	34,156	7,866	5,253	2,393	2,999	30,268	661	83,596
Guarantee and commitment fees(3)	4,612	127	245	56	216	—	—	5,256
Other income/(expense)	517	(1,152)	—	—	—	—	1,059	424
(Provision for)/release of losses	(247)	(5,354)	116	371	(1,117)	—	1	(6,230)
Operating expenses(1)	(5,866)	(1,905)	(1,016)	(893)	(1,186)	(2,318)	(654)	(13,838)
Income tax (expense)/benefit	(6,967)	88	(966)	(405)	(192)	(5,870)	(224)	(14,536)
Segment core earnings	$26,205	$(330)	$3,632	$1,522	$720	$22,080	$843	$54,672

Reconciliation to net income:
Net effects of derivatives and trading securities								$653
Unallocated (expense)/income								(10,643)
Income tax effect related to reconciling items								2,423
Net income								$47,105

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,504,501	$1,816,893	$7,008,275	$553,198	$875,472	$—	$—	$28,758,339
Off-balance sheet assets under management								(4,569,607)
Unallocated assets								6,005,582
Total assets on the Consolidated Balance Sheets								$30,194,314
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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2025
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$301,899	$50,606	$132,442	$22,992	$43,809	$68,597	$160,091	$780,436
Interest expense(1)	(230,313)	(33,357)	(121,424)	(15,494)	(32,470)	(3,380)	(156,262)	(592,700)
Less: reconciling adjustments(2)(3)	(1,991)	—	(53)	—	—	(1,945)	136	(3,853)
Net effective spread	69,595	17,249	10,965	7,498	11,339	63,272	3,965	183,883
Guarantee and commitment fees(3)	9,102	421	436	900	503	—	—	11,362
Other income/(expense)	1,535	345	—	—	8	—	36	1,924
(Provision for)/release of losses	(4,301)	(1,442)	(150)	(437)	(3,064)	—	(1)	(9,395)
Operating expenses(1)	(13,615)	(4,511)	(2,279)	(2,326)	(3,268)	(5,803)	(1,711)	(33,513)
Income tax (expense)/benefit	(13,083)	(2,535)	(1,883)	(1,184)	(1,159)	(12,069)	(481)	(32,394)
Segment core earnings	$49,233	$9,527	$7,089	$4,451	$4,359	$45,400	$1,808	$121,867

Reconciliation to net income:
Net effects of derivatives and trading securities								$(275)
Unallocated (expenses)/income								(25,430)
Income tax effect related to reconciling items								8,326
Net income								$104,488

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,217,905	$1,953,523	$7,300,354	$1,174,441	$1,941,036	$—	$—	$30,587,259
Off-balance sheet assets under management								(5,257,348)
Unallocated assets								7,665,998
Total assets on the Consolidated Balance Sheets								$32,995,909
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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2024
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$309,521	$50,924	$133,681	$17,423	$19,749	$117,084	$151,641	$800,023
Interest expense(1)	(240,110)	(35,087)	(123,479)	(12,688)	(14,701)	(49,745)	(150,505)	(626,315)
Less: reconciling adjustments(2)(3)	(2,412)	—	(60)	—	—	(4,596)	—	(7,068)
Net effective spread	66,999	15,837	10,142	4,735	5,048	62,743	1,136	166,640
Guarantee and commitment fees(3)	9,096	214	501	149	278	—	—	10,238
Other income/(expense)	1,512	(1,140)	—	—	—	—	1,063	1,435
(Provision for)/release of losses	(744)	(4,976)	290	3,207	(2,139)	—	2	(4,360)
Operating expenses(1)	(11,995)	(3,755)	(2,147)	(1,720)	(2,254)	(4,882)	(1,383)	(28,136)
Income tax (expense)/benefit	(13,623)	(1,298)	(1,846)	(1,338)	(196)	(12,151)	(172)	(30,624)
Segment core earnings	$51,245	$4,882	$6,940	$5,033	$737	$45,710	$646	$115,193

Reconciliation to net income:
Net effects of derivatives and trading securities								$5,132
Unallocated (expense)/income								(23,485)
Income tax effect related to reconciling items								4,011
Net income								$100,851

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,504,501	$1,816,893	$7,008,275	$553,198	$875,472	$—	$—	$28,758,339
Off-balance sheet assets under management								(4,569,607)
Unallocated assets								6,005,582
Total assets on the Consolidated Balance Sheets								$30,194,314
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

11.INCOME TAXES

During both the three and six months ended June 30, 2025, Farmer Mac purchased $35.6 million in renewable energy investment tax credits at prices of approximately $0.91 per $1.00 of credit. All of the tax credits purchased are with projects that have been placed into service. As a result of these purchases, Farmer Mac recognized a tax benefit of $3.2 million for both the three and six months ended June 30, 2025.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the quarter ended June 30, 2025. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage
Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on February 21, 2025
(the "2024 Annual Report").

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

During second quarter 2025, Farmer Mac:

•exceeded $30 billion in outstanding business volume;
•provided $2.1 billion in liquidity and lending capacity to lenders serving rural America;
•maintained strong liquidity in our investment portfolio well above regulatory requirements; and
•increased our strong capital position, well above regulatory requirements, and maintained uninterrupted access to the debt capital markets.

On August 5, 2025, Farmer Mac's board of directors revised the terms of the company's share repurchase program to increase the total authorized amount of repurchases from $9.8 million to $50 million and to extend the expiration date of the program to August 5, 2027.

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
Net Income and Core Earnings

The following table shows our net income attributable to common stockholders and core earnings for the periods presented. Core earnings is a non-GAAP measure that differs from net income attributable to common stockholders by excluding the effects of fair value fluctuations and specified infrequent or unusual transactions.

Table 1

	For the Three Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024
	(in thousands)
Net income attributable to common stockholders	$49,170	$43,985	$40,313
Core earnings	47,365	45,966	39,777

The $5.2 million sequential increase in net income attributable to common stockholders was primarily attributable to a $4.6 million after-tax increase in net interest income, a $3.2 million increase in federal income tax benefit from the purchase of renewable energy investment tax credits, and a $2.1 million after-tax increase in the fair value of financial derivatives. These increases were partially offset by a $4.9 million after-tax increase in the provision for credit losses.

The $8.9 million year-over-year increase in net income attributable to common stockholders was primarily attributable to a $7.5 million after-tax increase in net interest income, a $3.2 million increase in federal income tax benefit from the purchase of renewable energy investment tax credits, and a $1.5 million after-tax increase in the fair value of financial derivatives. These factors were partially offset by a $4.0 million after-tax increase in operating expenses and a $1.2 million after-tax increase in the provision for credit losses.

The $1.4 million sequential increase in core earnings was primarily attributable to a $3.1 million after-tax increase in net effective spread and a $3.2 million increase in federal income tax benefit from the purchase of renewable energy investment tax credits, partially offset by a $4.9 million after-tax increase in the provision for credit losses.

The $7.6 million year-over-year increase in core earnings was primarily attributable to a $8.1 million after-tax increase in net effective spread and a $3.2 million increase in federal income tax benefit from the purchase of renewable energy investment tax credits, partially offset by a $4.0 million after-tax increase in operating expenses and a $1.2 million after-tax increase in the provision for credit losses.

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

Table 2

	For the Three Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024
	(in thousands)
Net interest income	$96,797	$90,939	$87,340
Net interest yield %	1.20%	1.15%	1.15%
Net effective spread	$93,893	$89,990	$83,596
Net effective spread %	1.19%	1.17%	1.14%

The $5.9 million, or 5 basis points, sequential increase in net interest income was primarily due to a $3.6 million increase from net new business volume and a $1.6 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives).

The $9.5 million year-over-year increase in net interest income for second quarter 2025 compared to second quarter 2024 was primarily attributable to a $7.4 million increase from net new business volume.

The $3.9 million sequential increase in net effective spread was primarily attributable to a $3.6 million increase from net new business volume.

The $10.3 million, or 5 basis points, year-over-year increase in net effective spread for second quarter 2025 compared to second quarter 2024 was primarily due to a $7.4 million increase from net new business volume, a $1.4 million contribution from our Investments segment and a $1.4 million decrease in funding costs.

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

Business Volume

Our outstanding business volume was $30.6 billion as of June 30, 2025, a net increase of $0.8 billion from March 31, 2025 after taking into account all new business, maturities, sales, and paydowns on existing assets. The net increase was primarily attributable to a net increase of $0.6 billion in the Infrastructure Finance line of business and $0.2 billion in the Agricultural Finance line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Core capital	$1,561,972	$1,501,173
Capital in excess of minimum capital level required	602,106	583,527

The increase in capital in excess of the minimum capital level required was primarily attributable to an increase in retained earnings, partially offset by the capital impact due to growth in total assets.

Credit Quality

During second quarter 2025, we recorded a charge-off of $2.8 million primarily related to two specific borrower relationships for a permanent planting loan and a crop loan to reflect the amount of each loan that we deemed uncollectible. The following table presents Agricultural Finance on- and off-balance sheet substandard assets, in dollars and as a percentage of the respective portfolio as of June 30, 2025, March 31, 2025, and December 31, 2024:

Table 4

	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
June 30, 2025	$415,185	4.4%	$37,785	1.1%
March 31, 2025	428,150	4.8%	37,800	1.1%
December 31, 2024	367,012	4.2%	31,240	0.9%

Increase/(decrease) from prior quarter-ending	$(12,965)	(0.4)%	$(15)	—%
Increase/(decrease) from prior year-ending	48,173	0.2%	6,545	0.2%

The decrease of $13.0 million in on-balance sheet substandard assets during second quarter was primarily driven by credit upgrades in crops and agricultural storage and processing, partially offset by downgrades in permanent plantings.
Substandard assets within the Infrastructure Finance portfolio increased from $42.2 million as of March 31, 2025 to $72.2 million as of June 30, 2025, primarily as a result of two borrowers that were downgraded to substandard during the quarter. One of the downgraded loans was a Renewable Energy solar project and the other was a Broadband Infrastructure loan.
For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 25 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

The following table presents 90-day delinquencies for the on- and off-balance sheet Agricultural Finance portfolios in dollars and as a percentage of the respective balance sheet category as of June 30, 2025, March 31, 2025, and December 31, 2024:

Table 5

	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
June 30, 2025	$123,393	1.3%	$2,475	0.1%
March 31, 2025	155,438	1.8%	4,539	0.1%
December 31, 2024	101,340	1.1%	7,604	0.2%

Increase/(decrease) from prior quarter-ending	$(32,045)	(0.5)%	$(2,064)	—%
Increase/(decrease) from prior year-ending	22,053	0.2%	(5,129)	(0.1)%
The decrease of $32.0 million and $2.1 million in on- and off-balance sheet Agricultural Finance assets, respectively, that are 90 or more days delinquent is primarily attributable to crops and permanent plantings. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet Agricultural Finance portfolio represented over half of the aggregate 90-day delinquencies as of June 30, 2025.

As of both June 30, 2025 and December 31, 2024, there were no 90-day delinquencies in Farmer Mac's portfolio of Infrastructure Finance loan purchases and loans underlying Long-Term Standby Purchase Commitments (“LTSPCs”).

For more information about Farmer Mac's credit metrics, including 90-day delinquencies, the total allowance for losses, and substandard assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

Use of Non-GAAP Measures

In the accompanying analysis of its financial information, Farmer Mac uses "non-GAAP measures," which are measures of financial performance that are not presented in accordance with GAAP. Specifically, Farmer Mac uses the following non-GAAP measures: "core earnings," "core earnings per common share," and "net effective spread." Farmer Mac uses these non-GAAP measures to measure corporate economic performance and develop financial plans because, in management's view, they are useful alternative measures in understanding Farmer Mac's economic performance, transaction economics, and business trends.

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

Core Earnings and Core Earnings Per Common Share

The main difference between core earnings and core earnings per common share ("Core EPS"), which are non-GAAP measures, and net income attributable to common stockholders and earnings per common share ("EPS"), which are GAAP measures, is that those non-GAAP measures exclude the effects of fair value fluctuations. These fluctuations are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is expected. Another difference is that these two non-GAAP measures exclude specified infrequent or unusual transactions that we believe are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. For example, in third quarter 2024, we excluded the loss on the retirement of the Series C Preferred Stock from core earnings and Core EPS, which is consistent with Farmer Mac's historical treatment of any losses on the retirement of preferred stock. For a reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings and of EPS to Core EPS, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

Net Effective Spread

Farmer Mac uses net effective spread to measure the net spread Farmer Mac earns between its interest-earning assets and the related net funding costs of those assets. As further explained below, net effective spread differs from net interest income by excluding certain items from net interest income and including certain other items that net interest income does not contain.

Net effective spread excludes the interest income and interest expense associated with consolidated trusts with beneficial interests owned by third parties (single-class) and the average balance of the loans underlying these trusts to reflect management's view that the net interest income earned on the related Farmer Mac Guaranteed Securities owned by third parties is effectively a guarantee fee. Accordingly, the excluded interest income and interest expense associated with consolidated trusts is reclassified to guarantee and commitment fees in determining Farmer Mac's core earnings. Net effective spread also excludes the fair value changes of financial derivatives and the corresponding average balances of assets or liabilities designated in fair value hedge accounting relationships because they are not expected to have an economic effect on Farmer Mac's financial performance, as we expect to hold the financial derivatives and corresponding hedged items to maturity.

Farmer Mac uses net effective spread to show the complete net spread between its interest-earning assets and all related net funding costs, including any associated derivatives, whether or not they are designated in a hedge accounting relationship. Accordingly, the net effective spread includes the accrual of income and expense related to the contractual amounts due on financial derivatives that are not designated in hedge accounting relationships ("undesignated financial derivatives"). For undesignated financial derivatives, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "Gains/(losses) on financial derivatives" on the Consolidated Statements of Operations.

Net effective spread also differs from net interest income because it includes the net effects of terminations or net settlements on undesignated financial derivatives, which consist of: (1) the net effects of cash settlements on agency forward contracts on the debt of other GSEs and U.S. Treasury security futures that we use as short-term economic hedges on the issuance of debt; and (2) the net effects of initial cash payments that Farmer Mac receives upon the inception of certain swaps.

For a reconciliation of net interest income to net effective spread, see Table 10 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income."

Results of Operations

Reconciliations of net income attributable to common stockholders and EPS to core earnings and Core EPS are presented in the following tables along with information about the composition of core earnings:

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	June 30, 2025	June 30, 2024
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$49,170	$40,313
Less reconciling items:
Losses on undesignated financial derivatives due to fair value changes (see Table 13)	(639)	(359)
Gains on hedging activities due to fair value changes	2,709	2,604
Unrealized losses on trading securities	(65)	(87)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	25	26
Net effects of terminations or net settlements on financial derivatives	255	(1,505)
Income tax effect related to reconciling items	(480)	(143)
Sub-total	1,805	536
Core earnings	$47,365	$39,777

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$93,893	$83,596
Guarantee and commitment fees(2)	5,874	5,256
Gain on sale of investment securities (GAAP)	—	1,052
Loss on sale of mortgage loan (GAAP)	—	(1,147)
Other(3)	742	481
Total revenues	100,509	89,238

Credit related expense/(income) (GAAP):
Provision for losses	7,812	6,230
REO operating expenses	148	—
Gains on REO	(87)	—
Total credit related expense/(income)	7,873	6,230

Operating expenses (GAAP):
Compensation and employee benefits	17,631	14,840
General and administrative	10,859	8,904
Regulatory fees	1,000	725
Total operating expenses	29,490	24,469

Net earnings	63,146	58,539
Income tax expense(4)	10,114	11,970
Preferred stock dividends (GAAP)	5,667	6,792
Core earnings	$47,365	$39,777

Core EPS:
Basic	$4.33	$3.66
Diluted	$4.32	$3.63
Weighted-average shares:
Basic	10,933	10,879
Diluted	10,963	10,956
(1)Net effective spread is a non-GAAP measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for more information and Table 10 for a reconciliation of net interest income to net effective spread.
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

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$93,155	$87,268
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 13)	(3,212)	1,324
Gains on hedging activities due to fair value changes	3,808	5,606
Unrealized losses on trading securities	(56)	(101)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	53	57
Net effects of terminations or net settlements on financial derivatives	(815)	(1,697)
Income tax effect related to reconciling items	46	(1,090)
Sub-total	(176)	4,099
Core earnings	$93,331	$83,169

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$183,883	$166,640
Guarantee and commitment fees(2)	11,362	10,238
Gain on sale of investment securities (GAAP)	—	1,052
Loss on sale of mortgage loan (GAAP)	—	(1,147)
Other(3)	2,057	1,558
Total revenues	197,302	178,341

Credit related expense/(income) (GAAP):
Provision for losses	9,395	4,360
REO operating expenses	148	—
Gain on REO	(19)	—
Total credit related expense/(income)	9,524	4,360

Operating expenses (GAAP):
Compensation and employee benefits	35,383	33,097
General and administrative	21,617	17,159
Regulatory fees	2,000	1,450
Total operating expenses	59,000	51,706

Net earnings	128,778	122,275
Income tax expense(4)	24,114	25,523
Preferred stock dividends (GAAP)	11,333	13,583
Core earnings	$93,331	$83,169

Core EPS:
Basic	$8.55	$7.66
Diluted	$8.51	$7.59
Weighted-average shares:
Basic	10,915	10,863
Diluted	10,973	10,966

(1)Net effective spread is a non-GAAP measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for more information and Table 10 for a reconciliation of net interest income to net effective spread.
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
(4)Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings.

Table 7

Reconciliation of GAAP Basic EPS to Core Earnings - Basic EPS
	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands, except per share amounts)
GAAP - Basic EPS	$4.50	$3.71	$8.53	$8.04
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 13)	(0.06)	(0.03)	(0.29)	0.12
Gains on hedging activities due to fair value changes	0.25	0.24	0.35	0.52
Unrealized losses on trading securities	(0.01)	(0.01)	(0.01)	(0.01)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	0.03	(0.14)	(0.08)	(0.16)
Income tax effect related to reconciling items	(0.04)	(0.01)	—	(0.10)
Sub-total	0.17	0.05	(0.02)	0.38
Core Earnings - Basic EPS	$4.33	$3.66	$8.55	$7.66

Shares used in per share calculation (GAAP and Core Earnings)	10,933	10,879	10,915	10,863

Reconciliation of GAAP Diluted EPS to Core Earnings - Diluted EPS
	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$4.48	$3.68	$8.49	$7.96
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 13)	(0.06)	(0.03)	(0.29)	0.12
Gains on hedging activities due to fair value changes	0.25	0.24	0.35	0.51
Unrealized losses on trading securities	(0.01)	(0.01)	(0.01)	(0.01)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	—	0.01
Net effects of terminations or net settlements on financial derivatives	0.02	(0.14)	(0.07)	(0.16)
Income tax effect related to reconciling items	(0.04)	(0.01)	—	(0.10)
Sub-total	0.16	0.05	(0.02)	0.37
Core Earnings - Diluted EPS	$4.32	$3.63	$8.51	$7.59

Shares used in per share calculation (GAAP and Core Earnings)	10,963	10,956	10,973	10,966

The non-GAAP reconciling items between net income attributable to common stockholders and core earnings are:

1. (Losses)/gains on financial derivatives due to fair value changes, including: (a) (Losses)/gains on undesignated financial derivatives due to fair value changes; and (b) Gains on hedging activities due to fair value changes.

2. Unrealized losses on trading securities are reported on Farmer Mac's Consolidated Statements of Operations and represent changes during the period in fair values for trading assets remaining on our balance sheet as of the end of the reporting period.
3. The net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value reflects the amortization recorded during the reporting period on those assets for which the premium, discount, or deferred gain was a result of consolidation accounting rather than a cash transaction.
4. The net effects of terminations or net settlements on financial derivatives relate to forward contracts on the debt of other GSEs and futures contracts on U.S. Treasury securities, which are used as a short-term economic hedge of the issuance of debt. For GAAP purposes, realized gains or losses on settlements of these contracts are reported in the Consolidated Statements of Operations in the period in which they occur. For core earnings purposes, these realized gains or losses are deferred and amortized as net yield adjustments over the term of the related debt, which generally ranges from 3 to 15 years.
The following sections provide more detail about specific components of our results of operations.

Net Interest Income. The following table provides information about interest-earning assets and funding for the three and six months ended June 30, 2025 and 2024. The average balance of loans in consolidated trusts with beneficial interests owned by third parties (single-class) and for which Farmer Mac guarantees all classes of securities issued is excluded from the average balances of interest-earning assets and interest-bearing liabilities and, instead, is disclosed in the net effect of consolidated trusts along with the associated net interest income.

Table 8

	For the Three Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$7,557,352	$88,985	4.71%	$6,229,727	$84,538	5.43%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	23,958,468	300,072	5.01%	23,229,634	309,277	5.33%
Total interest-earning assets	31,515,820	389,057	4.94%	29,459,361	393,815	5.35%
Funding:
Total interest-bearing liabilities(2)	29,437,344	293,247	3.98%	27,458,620	307,846	4.48%
Net non-interest-bearing funding	2,078,476	—		2,000,741	—
Total funding	31,515,820	293,247	3.72%	29,459,361	307,846	4.18%
Net interest income/yield prior to consolidation of certain trusts	31,515,820	95,810	1.22%	29,459,361	85,969	1.17%
Net effect of consolidated trusts(3)	870,136	987	0.45%	907,509	1,371	0.60%
Net interest income/yield	$32,385,956	$96,797	1.20%	$30,366,870	$87,340	1.15%
(1)Excludes interest income of $10.0 million and $9.9 million in second quarter 2025 and 2024, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).

(2)Excludes interest expense of $9.0 million and $8.5 million in second quarter 2025 and 2024, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(3)Includes the effect of consolidated trusts with beneficial interests owned by third parties (single-class).

	For the Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$7,377,693	$172,293	4.67%	$6,237,051	$169,462	5.43%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	23,800,045	588,283	4.94%	23,035,820	611,679	5.31%
Total interest-earning assets	31,177,738	760,576	4.88%	29,272,871	781,141	5.34%
Funding:
Total interest-bearing liabilities(2)	29,061,297	574,838	3.96%	27,299,257	609,856	4.47%
Net non-interest-bearing funding	2,116,441	—		1,973,614	—
Total funding	31,177,738	574,838	3.69%	29,272,871	609,856	4.17%
Net interest income/yield prior to consolidation of certain trusts	31,177,738	185,738	1.19%	29,272,871	171,285	1.17%
Net effect of consolidated trusts(3)	870,801	1,998	0.46%	880,196	2,423	0.55%
Net interest income/yield	$32,048,539	$187,736	1.17%	$30,153,067	$173,708	1.15%
(1)Excludes interest income of $19.9 million and $18.9 million in the first half of 2025 and 2024, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(2)Excludes interest expense of $17.9 million and $16.5 million in the first half of 2025 and 2024, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(3)Includes the effect of consolidated trusts with beneficial interests owned by third parties (single-class).

The $9.5 million year-over-year increase in net interest income for second quarter 2025 compared to second quarter 2024 was primarily attributable to a $7.4 million increase from net new business volume.

The $14.0 million increase in net interest income for the six months ended June 30, 2025, compared to the same period in the prior year was primarily attributable to a $13.8 million increase from net new business volume.

The following table sets forth information about changes in the components of Farmer Mac's net interest income for the periods indicated prior to consolidation of trusts with beneficial interests owned by third parties (single-class) and for which Farmer Mac guarantees all classes of securities issued. For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by prior rate), and changes in rate (change in rate multiplied by old volume), and then allocated based on the relative size of rate and volume changes from the prior period.

Table 9

	For the Six Months Ended June 30, 2025 Compared to Same Period in 2024
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(25,698)	$28,529	$2,831
Loans, Farmer Mac Guaranteed Securities and USDA Securities	(57,622)	19,798	(37,824)
Total	(83,320)	48,327	(34,993)
Expense from other interest-bearing liabilities	(72,756)	37,738	(35,018)
Change in net interest income prior to consolidation of certain trusts(1)	$(10,564)	$10,589	$25
(1)Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties (single-class).

The following table presents a reconciliation of net interest income to net effective spread. Net effective spread is measured by including: (1) expenses related to undesignated financial derivatives, which consist of income or expense related to contractual amounts due on financial derivatives not designated in hedge accounting relationships (the income or expense related to financial derivatives designated in hedge accounting relationships is already included in net interest income), and (2) the amortization of losses due to terminations or net settlements of financial derivatives; and excluding (1) the amortization of premiums and discounts on assets consolidated at fair value, (2) the net effects of consolidated trusts with beneficial interests owned by third parties (single-class), and (3) the fair value changes of financial derivatives and corresponding financial assets or liabilities in fair value hedge relationships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for more information about net effective spread.

Table 10

	For the Three Months Ended				For the Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income	$96,797	1.20%	$87,340	1.15%	$187,736	1.17%	$173,708	1.15%
Net effects of consolidated trusts	(987)	0.02%	(1,371)	0.02%	(1,998)	0.02%	(2,423)	0.02%
Expense related to undesignated financial derivatives	(208)	—%	(486)	(0.01)%	110	—%	(521)	—%
Amortization of premiums/discounts on assets consolidated at fair value	(22)	—%	(21)	—%	(47)	—%	(48)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	1,022	0.01%	738	0.01%	1,890	0.01%	1,530	0.01%
Fair value changes on fair value hedge relationships	(2,709)	(0.04)%	(2,604)	(0.03)%	(3,808)	(0.02)%	(5,606)	(0.04)%
Net effective spread	$93,893	1.19%	$83,596	1.14%	$183,883	1.18%	$166,640	1.14%

The $10.3 million, or 5 basis point, year-over-year increase in net effective spread for second quarter 2025 compared to second quarter 2024 was primarily due to a $7.4 million increase from net new business volume, a $1.4 million contribution from our Investments segment and a $1.4 million decrease in funding costs.

The $17.3 million, or 4 basis point, increase in net effective spread for the six months ended June 30, 2025, compared to the same period in the prior year, was primarily due to a $13.8 million increase in net new business volume, reflecting continued growth in the Renewable Energy and Broadband Infrastructure segments, a $2.8 million contribution from the Investments segment, and a $0.5 million decrease in funding costs.

See Note 10 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three and six months ended June 30, 2025 and 2024:

Table 11

	As of June 30, 2025			As of June 30, 2024
	Allowance for Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended
Beginning Balance	$25,437	$1,521	$26,958	$14,788	$1,642	$16,430
Provision for losses	7,713	99	7,812	6,179	51	6,230
Charge-offs	(2,840)	—	(2,840)	(4,043)	—	(4,043)
Recovery	40	—	40	—	—	—
Ending Balance	$30,350	$1,620	$31,970	$16,924	$1,693	$18,617

For the Six Months Ended
Beginning Balance	$23,670	$1,622	$25,292	$16,589	$1,711	$18,300
Provision for/(release of) losses	9,397	(2)	9,395	4,378	(18)	4,360
Charge-offs	(2,840)	—	(2,840)	(4,043)	—	(4,043)
Recovery	123	—	123	—	—	—
Ending Balance	$30,350	$1,620	$31,970	$16,924	$1,693	$18,617

During second quarter 2025, we recorded a $7.8 million net provision to the total allowance for losses of which $2.8 million resulted from two specific borrower relationships for a permanent planting loan and a crop loan. During second quarter 2025, we recorded a charge-off of $2.8 million related to these two specific borrower relationships to reflect the amount of each loan that we deemed uncollectible. The remaining $5.0 million net provision recorded during the second quarter 2025 was due to downgrades in Infrastructure Finance, declining economic forecast factors of commercial and industrial loan performance and agricultural land values, and new volume growth in Broadband Infrastructure and Renewable Energy.

See Notes 5 and 6 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

Guarantee and Commitment Fees. The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the three and six months ended June 30, 2025 and 2024:

Table 12

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2025	June 30, 2024	$	%	June 30, 2025	June 30, 2024	$	%
	(dollars in thousands)
Contractual guarantee and commitment fees	$4,795	$3,945	$850	22%	$9,224	$7,849	$1,375	18%
Guarantee obligation amortization	1,572	1,270	302	24%	3,328	3,052	276	9%
Guarantee asset fair value changes	(1,551)	(1,418)	(133)	(9)%	(3,257)	(3,187)	(70)	2%
Guarantee and commitment fee income	$4,816	$3,797	$1,019	27%	$9,295	$7,714	$1,581	20%
Guarantee and commitment fee income increased for the three and six months ended June 30, 2025 compared to 2024, which was primarily attributable to increased business volume in unused commitments in the Infrastructure Finance line of business. As adjusted for the non-GAAP core earnings presentation, guarantee and commitment fees were $5.9 million and $11.4 million for the three and six months ended June 30, 2025, respectively, compared to $5.3 million and $10.2 million for the three and six months ended June 30, 2024, respectively.

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

Gains/(losses) on financial derivatives. The components of gains and losses on financial derivatives for the three and six months ended June 30, 2025 and 2024 are summarized in the following table:

Table 13

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2025	June 30, 2024	$	%	June 30, 2025	June 30, 2024	$	%
	(dollars in thousands)
(Losses)/gains on undesignated financial derivatives due to fair value changes	$(639)	$(359)	$(280)	78%	$(3,212)	$1,324	$(4,536)	(343)%
Accrual of contractual payments	(208)	(486)	278	(57)%	110	(521)	631	(121)%
Gains/(losses) due to terminations or net settlements	927	(954)	1,881	(197)%	546	(523)	1,069	(204)%
Gains/(losses) on financial derivatives	$80	$(1,799)	$1,879	(104)%	$(2,556)	$280	$(2,836)	(1013)%

These changes in fair value are primarily the result of fluctuations in long-term interest rates. Payments or receipts to terminate undesignated derivative positions or net cash settled forward sales contracts on the debt of other GSEs and undesignated U.S. Treasury security futures and initial cash payments received upon the inception of certain undesignated swaps are included in "Gains/(losses) due to terminations or net settlements" in the table above. See Note 4 to the consolidated financial statements for more information about our financial derivatives.

Operating Expenses. The components of operating expenses for the three and six months ended June 30, 2025 and 2024 are summarized in the following table:

Table 14

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2025	June 30, 2024	$	%	June 30, 2025	June 30, 2024	$	%
	(dollars in thousands)
Compensation and employee benefits	$17,631	$14,840	$2,791	19%	$35,383	$33,097	$2,286	7%
General and administrative	10,859	8,904	1,955	22%	21,617	17,159	4,458	26%
Regulatory fees	1,000	725	275	38%	2,000	1,450	550	38%
Total Operating Expenses	$29,490	$24,469	$5,021	21%	$59,000	$51,706	$7,294	14%

The increase in compensation and employee benefits expenses for the three and six months ended June 30, 2025 compared to 2024 was largely due to increased headcount.

The increase in G&A expenses for the three and six months ended June 30, 2025 compared to 2024 was primarily attributable to an increase in information technology infrastructure costs, transactional legal fees, hiring expenses, and servicing advance expenses.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three and six months ended June 30, 2025 and 2024:

Table 15

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2025	June 30, 2024	$	%	June 30, 2025	June 30, 2024	$	%
	(dollars in thousands)
Income tax expense	$10,594	$12,113	$(1,519)	(13)%	$24,068	$26,613	$(2,545)	(10)%
Effective tax rate	16.2%	20.5%		(4.3)%	18.7%	20.9%		(2.2)%

The decrease in the effective tax rate in 2025 is primarily attributable to the purchase of $35.6 million in renewable energy investment tax credits during the second quarter 2025. The purchases of renewable energy investment tax credits have been at prices of approximately $0.91 per $1.00 of credit and resulted in a benefit in the amount of $3.2 million.

Business Volume. The following table sets forth the net growth or decrease in our lines of business for the three and six months ended June 30, 2025 and 2024:

Table 16

Net New Business Volume
		For the Three Months Ended		For the Six Months Ended
	On or Off Balance Sheet	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
		Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$129,535	$(108,724)	$215,870	$5,369
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	(6,812)	51,444	(7,873)	37,688
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	276,386	300,514	244,844	291,406
IO-FMGS(2)	On-balance sheet	(168)	(170)	(341)	(347)
USDA Securities	On-balance sheet	49,790	4,556	56,224	(9,422)
AgVantage Securities(1)	On-balance sheet	(230,000)	(560,000)	(735,000)	(400,000)
LTSPCs and unfunded loan commitments	Off-balance sheet	(10,829)	(77,051)	(51,023)	(192,619)
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(15,123)	(7,021)	(27,142)	(15,780)
Loans serviced for others	Off-balance sheet	(69,389)	47	(84,622)	(20,595)
Total Farm & Ranch		$123,390	$(396,405)	$(389,063)	$(304,300)
Corporate AgFinance:
Loans	On-balance sheet	$79,394	$27,661	$68,922	$26,444
AgVantage Securities(1)	On-balance sheet	(7,790)	(9,738)	(20,359)	70,748
Unfunded loan commitments	Off-balance sheet	(7,444)	32,676	17,255	25,722
Total Corporate AgFinance		$64,160	$50,599	$65,818	$122,914
Total Agricultural Finance		$187,550	$(345,806)	$(323,245)	$(181,386)
Infrastructure Finance:
Power & Utilities:
Loans	On-balance sheet	$142,321	$79,313	$276,220	$130,857
AgVantage Securities(1)	On-balance sheet	(19,700)	(19,279)	255,706	(38,454)
LTSPCs and unfunded loan commitments	Off-balance sheet	(10,233)	(22,297)	(40,938)	(63,698)
Total Power & Utilities		$112,388	$37,737	$490,988	$28,705
Broadband Infrastructure:
Loans	On-balance sheet	$90,912	$52,852	$126,541	$15,326
Unfunded loan commitments	Off-balance sheet	108,694	33,161	245,434	36,719
Total Broadband Infrastructure		$199,606	$86,013	$371,975	$52,045
Renewable Energy:
Loans	On-balance sheet	$142,433	$160,320	$307,412	$298,292
Unfunded loan commitments	Off-balance sheet	189,939	(27,155)	217,099	89,659
Total Renewable Energy		$332,372	$133,165	$524,511	$387,951
Total Infrastructure Finance		$644,366	$256,915	$1,387,474	$468,701
Total		$831,916	$(88,891)	$1,064,229	$287,315
(1)Categories of Farmer Mac Guaranteed Securities.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Farmer Mac's outstanding business volume was $30.6 billion as of June 30, 2025, a net increase of $0.8 billion from March 31, 2025 after taking into account all new business, maturities, sales, and paydowns on existing assets.

The $0.1 billion net increase in Farm & Ranch during second quarter 2025 was primarily attributable to net loan growth partially offset by maturities of AgVantage securities that counterparties did not re-issue.

The $0.1 billion net increase in Power & Utilities during second quarter 2025 was primarily attributable to loan purchases.

The $0.2 billion net increase in Broadband Infrastructure during second quarter 2025 was primarily attributable to $0.3 billion in loan purchases and commitments, partially offset by repayments.

The $0.3 billion net increase in Renewable Energy during second quarter 2025 was primarily attributable to $0.5 billion in loan purchases and commitments, partially offset by repayments. The net increase in Renewable Energy loan purchases and commitments primarily reflects the continued strong demand for renewable power generation and storage.

Farmer Mac's outstanding business volume was $28.8 billion as of June 30, 2024, a net increase of $0.1 billion from March 31, 2024 after taking into account all new business, maturities, and paydowns on existing assets.

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

The $37.7 million net increase in Power & Utilities during second quarter 2024 resulted from $133.0 million of new purchases and unfunded loan commitments, which was partially offset by $95.2 million of scheduled maturities and repayments.

The $0.1 billion net increase in Broadband Infrastructure during second quarter 2024 resulted from $102.1 million of new purchases and unfunded commitments, which was partially offset by $16.1 million of scheduled maturities and repayments.

The $0.1 billion net increase in Renewable Energy during second quarter 2024 primarily reflects
$271.9 million in loan purchases and unfunded commitments, partially offset by $138.7 million in repayments. The net increase in Renewable Energy loan purchases and unfunded commitments primarily reflects the continued strong demand for renewable power generation and storage.

The level and composition of Farmer Mac’s outstanding business volume is based on the relationship between new business, loan sales, scheduled maturities, and repayments on existing assets from period to period. This relationship in turn depends on a variety of factors both internal and external to Farmer Mac. The external factors include general market forces, competition, and our counterparties’ liquidity needs, access to alternative funding, desired products, and assessment of strategic factors. The internal factors include our assessment of profitability, mission fulfillment, credit risk, and customer relationships. For more information about potential growth opportunities in Farmer Mac's lines of business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook" in this report.

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 17

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands)
AgVantage securities	$129,250	$274,650	$434,125	$686,200
Loans securitized and held in consolidated trusts with beneficial interests owned by third parties (structured and single-class)	314,403	314,545	340,426	330,481
Total Farmer Mac Guaranteed Securities Issuances	$443,653	$589,195	$774,551	$1,016,681

During the three and six months ended June 30, 2025 and 2024, Farmer Mac realized no gains or losses from the securitization of loans that it holds in consolidated trusts. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the Consolidated Balance Sheets.

During the three and six months ended June 30, 2025 and 2024, Farmer Mac realized no gains or losses from the issuance of Farmer Mac Guaranteed USDA Securities or AgVantage Securities.

The following table sets forth information about outstanding volume in each of Farmer Mac's lines of business as of the dates indicated:

Table 18

Outstanding Business Volume
	On or Off Balance Sheet	As of June 30, 2025	As of December 31, 2024
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$5,630,602	$5,414,732
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	877,422	885,295
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	1,397,832	1,152,988
IO-FMGS(2)	On-balance sheet	8,369	8,710
USDA Securities	On-balance sheet	2,458,647	2,402,423
AgVantage Securities(1)	On-balance sheet	3,985,000	4,720,000
LTSPCs and unfunded loan commitments	Off-balance sheet	3,019,531	3,070,554
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	399,168	426,310
Loans serviced for others	Off-balance sheet	441,334	525,956
Total Farm & Ranch		$18,217,905	$18,606,968
Corporate AgFinance:
Loans	On-balance sheet	$1,450,596	$1,381,674
AgVantage Securities(1)	On-balance sheet	259,938	280,297
Unfunded loan commitments	Off-balance sheet	242,989	225,734
Total Corporate AgFinance		$1,953,523	$1,887,705
Total Agricultural Finance		$20,171,428	$20,494,673
Infrastructure Finance:
Power & Utilities:
Loans	On-balance sheet	$3,162,796	$2,886,576
AgVantage Securities(1)	On-balance sheet	3,776,849	3,521,143
LTSPCs and unfunded loan commitments	Off-balance sheet	360,709	401,647
Total Power & Utilities		$7,300,354	$6,809,366
Broadband Infrastructure:
Loans	On-balance sheet	$748,748	$622,207
Unfunded loan commitments	Off-balance sheet	425,693	180,259
Total Broadband Infrastructure		$1,174,441	$802,466
Renewable Energy:
Loans	On-balance sheet	$1,573,112	$1,265,700
Unfunded loan commitments	Off-balance sheet	367,924	150,825
Total Renewable Energy		$1,941,036	$1,416,525
Total Infrastructure Finance		$10,415,831	$9,028,357
Total		$30,587,259	$29,523,030
(1)A type of Farmer Mac Guaranteed Security.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of June 30, 2025:

Table 19

Schedule of Principal Amortization as of June 30, 2025
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2025	$459,205	$303,466	$58,637	$821,308
2026	862,985	547,190	121,076	1,531,251
2027	805,531	470,382	119,185	1,395,098
2028	1,110,330	316,160	119,369	1,545,859
2029	1,041,891	432,635	120,317	1,594,843
Thereafter	10,561,166	2,564,519	2,101,725	15,227,410
Total	$14,841,108	$4,634,352	$2,640,309	$22,115,769

Of the $30.6 billion outstanding business volume as of June 30, 2025, $8.0 billion were AgVantage securities included in the Agricultural Finance and Infrastructure Finance lines of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. Changes in quarterly AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product, scheduled maturity amounts for a particular quarter, the liquidity needs of Farmer Mac’s AgVantage counterparties, and changes in the pricing and availability of wholesale funding. Based on these factors, we expect business volumes in AgVantage securities to continue to fluctuate. The following table summarizes by maturity date the outstanding principal amount of AgVantage securities as of June 30, 2025:

Table 20

AgVantage Balances by Year of Maturity
As of
June 30, 2025
(in thousands)
2025	$1,140,844
2026	1,328,515
2027	1,191,393
2028	693,367
2029	1,058,784
Thereafter(1)	2,608,884
Total	$8,021,787
(1)Includes various maturities ranging from 2030 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.8 years as of June 30, 2025.

Outlook

Business Outlook

Products and Portfolio

Farmer Mac serves a vital role in serving rural America by offering liquidity, capital, and risk management tools as a secondary market to help increase the accessibility of financing to provide vital liquidity for American agriculture and rural infrastructure. The growth trajectory of Farmer Mac is closely tied to the capital and liquidity needs of the lending institutions serving agriculture and infrastructure businesses and the overall financial health of borrowers in these sectors.

Several factors continue to influence business volume growth dynamics. The persistently elevated market interest rates have had a direct effect on Farmer Mac’s Farm & Ranch product interest rates, which have continued to slow portfolio loan prepayments. Also, a tightening agricultural economy is creating the need for additional liquidity and working capital for borrowers managing through this agricultural cycle. The net effect of these forces contributed to strong Farm & Ranch loan purchase portfolio growth in second quarter 2025. Future changes in monetary policy, sustained elevated product interest rates, the impact of changes to global trade policies (including tariffs and trade restrictions), and the financial health of borrowers are anticipated to influence the demand for agricultural real estate mortgage loans and the pace of prepayments. Farmer Mac experienced a decrease in wholesale finance volume during second quarter 2025, driven by slower market loan growth and a tightening of market credit spreads that resulted in less liquidity and diversification needs from our counterparties. During first quarter 2025, Farmer Mac closed a new AgVantage facility with a large counterparty, demonstrating the continued interest in this unique wholesale finance product, and funded a new $100 million AgVantage security for that counterparty in second quarter 2025. Future wholesale finance growth will likely be influenced by market interest rates and credit spreads, overall economic conditions and loan growth opportunities, and the relative value of Farmer Mac’s product versus the broader market.

Opportunities for profitable future business volume growth include Farmer Mac's potential role in alleviating liquidity, capital, and return-on-equity challenges faced by agricultural and infrastructure lenders. The suite of Farmer Mac's offerings encompasses loan and loan portfolio purchases, participations, guarantees, LTSPCs, wholesale funding, and securitizations. Ongoing business and product development efforts continue to attract institutional investors and nontraditional lenders, resulting in the diversification of Farmer Mac's customer base and product set, potentially generating increased product demand from new sources. Farmer Mac’s expanded loan servicing capabilities enhance our loan portfolio purchase value proposition, adding new product offerings to an increasingly diverse customer base.

Growing relationships with larger agriculture lenders, industry consolidation, interest rates, and market volatility, as well as financial institutions' focus on capital efficiency and liquidity, are expected to continue to provide increased opportunities for Farmer Mac's loan purchase, risk management, and wholesale funding solutions. Any such growth may lead to an increase in the average transaction size within Farmer Mac’s lines of business. The financing needs arising from mergers, acquisitions, consolidation, and vertical integration in the agricultural and infrastructure industries present further opportunities for Farmer Mac’s loan purchase products and other financing solutions. And investments supporting consumer and food supply demand may increase financing needs in the food and agriculture supply chain, potentially requiring incremental capital support through the secondary market. Deepening relationships with eligible infrastructure counterparties are expected to continue to create opportunities to support fiber and broadband-related transactions, including significant market activity and investments in wholesale data centers, as well as renewable energy projects. Changes associated with governmental policies, including but not limited to fiscal, monetary, trade, tax, and regulatory policies and executive orders implemented by the federal executive administration, have the potential to impact the primary business sectors served by Farmer Mac, which could affect business volume growth and opportunities.

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

Another focus of our planned infrastructure investments is a continued effort to expand our servicing capabilities and to enhance the efficiency of processes associated with loan onboarding and servicing. Farmer Mac expects to continue to leverage technology enhancements and servicing standardization efforts to drive scalability and consistency. Technology enhancements and process re-engineering are planned for the remainder of 2025 to continue to incorporate all Farmer Mac loan portfolios onto our servicing platform and to provide flexibility in accessing loan portfolio information, increase standardization of data and processing, as well as streamlining operational workflows.

Agricultural Finance Industry Outlook

Farm Incomes
Overall farm profitability has compressed in the last two years. According to the USDA, net cash farm income peaked at $210.1 billion in 2022, a record for both nominal and inflation-adjusted farm profits. The primary driver of profitability in 2022 was higher cash revenues, in contrast to 2019 and 2020, when elevated government support payments supported farm incomes. The USDA has reported that annual net cash farm income decreased 25% in 2023 but currently estimates that it rebounded 2% higher in 2024. For 2025, the USDA forecasts an additional 22% increase in net cash farm income, fueled by a $33 billion increase in government support payments from the American Relief Act enacted in 2024. On July 9, 2025, the USDA announced that $16 billion in funding for the Supplemental Disaster Relief Program authorized in the American Relief Act would be available in two stages. This first stage opened in July 2025 to producers with eligible crop losses that received assistance under crop insurance or the Noninsured Crop Disaster Assistance Program during 2023 and 2024. The second stage will begin in the fall of 2025 for eligible shallow or uncovered losses. In total, 2025 net cash farm income would reach the third-highest inflation-adjusted level in history if the current USDA projection is realized. Ad-hoc and supplemental government support payments are not guaranteed annually, but can help offset poor market conditions for producers.

Commodity prices may continue to see elevated volatility in the remainder of 2025. Rising global inventories put downward pressure on grain prices for much of 2024. Annual crop prices stabilized in first quarter 2025, and even increased modestly for some crops, before facing renewed downward pressure in second quarter 2025. Conversely, tree nut prices continued to rise in second quarter 2025. Tree nut producers have reduced new plantings in recent years, which, combined with robust exports this marketing year, has provided moderate support for prices. Tree nut prices, including almonds and walnuts, had faced pressure in recent years from increased production. But relatively stable production in 2024 helped limit and even partially alleviate the buildup in inventories. Within the livestock and animal protein sector, producers benefited from lower feed costs and robust export demand in first half 2025, particularly the cattle sector. Overall farm expenses remained somewhat stable in first half 2025, but remained higher than the period before the most recent surge in farm incomes from 2020-2022. Agricultural sector revenues remained elevated overall in first half 2025 compared to pre-2020 as well. The USDA shows a similar pattern for agricultural sector revenues and expenses leading up to the 2013 peak in farm incomes and the years thereafter. Revenues have declined further for some agricultural subsectors in first half 2025 than others, including annual crops. Demand for corn and soybean by-products could see a boost in the remainder of 2025 as renewable diesel and sustainable aviation fuel markets continue to mature.

U.S. trade policy continues to evolve, resulting in potential challenges and opportunities for the agricultural sector. Exports have historically been a substantial demand source for many U.S. agricultural commodities, including almonds, pistachios, and several crops and livestock products. Any extended disruption to trade could therefore potentially cause domestic inventories to increase and potentially weigh on prices. Conversely, new trade agreements could lead to an immediate boost in demand if foreign trade barriers are reduced. The U.S. is rapidly evolving its trade posture and tariff levels, which increases uncertainty of foreign demand for U.S. agricultural products. Similar to many other sectors, the agricultural industry will likely remain acutely focused on trade for the rest of 2025.

Beyond developments related to trade, changing environmental regulations and immigration laws under the federal executive administration could result in significant impacts on agricultural producers and the sector as a whole. These changes could lead to both favorable and unfavorable conditions, different labor costs and availability, and new regulatory frameworks. The agricultural sector may experience varying degrees of disruption and adaptation in response to these evolving policies, and these changes could increase the volatility of sector profitability in the near term.

Lower prices for several agricultural commodities could have multiple competing effects on loan performance and agricultural credit demand. Constraints on cash flow and additional market volatility could cause loan delinquencies to continue to rise above historical averages, most likely in commodities experiencing negative market conditions like some grain and permanent crops. Simultaneously, cash flow constraints and heightened uncertainty can increase demand for debt capital to reorganize balance sheets and replace lost incomes. Farmer Mac believes that its portfolio and market strategy is sufficiently diversified by borrower, industry, and region to maintain robust portfolio performance through the current cycle to be positioned to support any expansion of the farm mortgage market that may arise in the coming quarters.

Land Values
Record-setting farm incomes in 2021 and 2022, combined with historically low interest rates in 2020 and 2021, drove a rapid rise in land values and a decrease in farm delinquencies and bankruptcies. Momentum for farmland values persisted throughout 2023 due to high levels of farm liquidity and a constrained supply of farmland for sale. Land values slowed in some markets in 2024 and 2025 due to higher interest rates and lower profitability for some agricultural subsectors. Land value survey data from the USDA shows a 4.3% increase in average farm real estate values from June 2024 to June 2025. Annual farm real estate value gains were highest in the Southern Plains (5.9%) and the Lake states (5.7%) and still strong but slowing in the Northern Plains (4.9%), the Southeast (4.7%) and the Corn Belt (4.0%). According to the survey data, California farm real estate average value increase 2.2% overall and 3.5% for cropland.

Farmland value growth rates continued to moderate in the first half of 2025 in the face of continued higher market interest rates and stagnating prices for some commodities. The Farmer Mac Farmland Price Index Powered by Acrevalue® decreased 3% in first quarter 2025 relative to the same period last year. While basing this index on actual farmland transactions can lead to greater volatility, the underlying slowdown in farmland value growth is also supported by Federal Reserve data. The Federal Reserve Bank of Chicago AgLetter reported farmland values rose 1% in the Seventh District in first quarter 2025. This followed a 1% annual decrease in 2024, which was the first decline in 5 years. The Federal Reserve Bank of Kansas City reported that non-irrigated farmland values decreased 2% in the Tenth District in first quarter 2025. Farmland value growth rates have trended consistently lower in many Federal Reserve districts over the last several years, and could remain subdued in second half 2025. Lower prices for some commodities, an elevated interest rate environment, and concerns about water availability represent headwinds to farmland values, particularly in states like California. Despite these headwinds, a relatively low supply of available farmland in many regions and persistent demand for the asset class across a wide variety of investors have helped maintain balance in farmland transaction markets.

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

Markets and Weather
Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. Some of the external market conditions that have and could continue to adversely affect the farm and food sectors for the remainder of 2025 include foreign trade and trade policy, supply chain disruptions, and weather and environmental conditions. The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand, making trade policy an important consideration for farms and food. The USDA projects that U.S. agriculture exports will drop to $170.5 billion in 2025, 3% lower than 2024 and down 13% relative to peak levels in 2022. The USDA incorporated the expected impact of tariffs in its May Outlook for U.S. Agricultural Trade report, but the export forecast could shift depending on the implementation of future trade policies. Through May 2025, agricultural export values were 3% lower in 2025 relative to 2024. Slower global growth could be a headwind for consumer-oriented products like animal proteins, dairy, fruits, and nuts. Ukrainian corn and wheat export shipments continue to rebound and have approached pre-2022 levels. Looking ahead, economic and geopolitical uncertainties could lead to higher volatility for the U.S. dollar throughout the rest of 2025.

Severe weather conditions continue to shape some agricultural subsectors. In 2024, the U.S. experienced 27 separate billion-dollar weather disasters, as tracked by the National Oceanic and Atmospheric Administration ("NOAA"). Many of those events affected agriculture, including midwestern storms, flooding, western wildfires, excessive heat, and drought. Through June 30, 2025, Farmer Mac's portfolio had not experienced any material performance degradation as a result of disruptive weather events from 2024 or 2025. Federal crop insurance provides a strong mitigator against this risk, but farmers and ranchers face increasingly severe weather incidents and production volatility.

Drought conditions increased modestly in intensity and prevalence in second quarter 2025, largely across several western and southwestern states. Nearly one-quarter of California was classified as in severe drought in second quarter 2025, up from 0% at the beginning of 2024. Farmer Mac had minimal exposure to the areas affected by the southern California wildfires in early 2025. Several other Southwest states continue to face prevalent drought conditions as well, including Arizona, Utah, and New Mexico, although agricultural production is significantly less prominent in those states compared to California. In total, approximately 16% of the continental U.S. was classified as being in severe to exceptional drought according to data from the National Center for Environmental Information, the National Drought Mitigation Center, USDA, and NOAA.

The ongoing implementation of groundwater management regulation, especially in California, continues to influence land values in many regions of the state. Farmer Mac works closely with water consultants and collateral valuation professionals to identify properties influenced by changing water availability. For loans in areas that commonly experience exceptional drought (primarily in California), Farmer Mac's underwriting standards include an assessment of anticipated long-term water availability for the related property and how water availability impacts the collateral value and the borrower's liquidity position to mitigate that risk.

Agricultural Processing and Food Supply Chain
The production of food, feed, fiber, and biofuels has been economically viable in the past few years, but some factors continued to evolve through the first half of 2025. Rising consumer inflation boosted the profitability of the food processing and supply chains in 2021 and 2022. Moderating consumer prices in 2023 and 2024 increased the volume of consumer spending but also limited the profit expansion of food and fiber businesses. Biofuels have gained demand due to low-carbon regulations in several states and incremental tax benefits for the production of renewable diesel and sustainable aviation fuel. A large number of planned biofuel projects and new facilities for 2025 could provide support for raw materials such as corn and soybeans, but markets for these fuels are nascent and could evolve or erode rapidly in the coming quarters. Trade policy uncertainty, labor availability, changes to consumer demand due to health policy and pharmaceuticals, and a high risk of global economic stress could pose challenges for these sectors for the remainder of 2025 and into 2026. Still, consumer spending held steady throughout 2024 and the first half 2025, providing stable conditions for value-added food, feed, fiber, and biofuel consumption. Credit demand in these sectors could grow in the next few quarters if interest rate policy maintains course or loosens, inflation rises again, mergers and acquisitions activity increases, or economic and trade policy uncertainty clear up.

Infrastructure Finance Industry Outlook

Power & Utilities
Economic conditions affecting rural power and electricity markets typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers advanced in early 2025, with an annual increase in sales of 3.1% and an increase in revenue of 6.5%, respectively, in the last 12 months through April 2025 compared to April 2024. This increase was the result of higher residential and commercial electricity sales combined with slightly higher average prices paid for electricity relative to 2024. Electricity demand has been consistently strong in the first half of 2025, and power producers are continuing to invest in additional capacity to meet the rising demand from consumers and data centers. Continued geopolitical uncertainty in the Middle East and Eastern Europe could increase energy price volatility, but power producers are generally able to pass higher input costs through to retail electricity prices, as evidenced by higher retail electricity prices in 2022, 2023, and early 2025. Credit demand for electric cooperatives will likely be tied to ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure. These growth opportunities may be affected by the demand for electric power in rural areas, increased power demand from regional data centers, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Generally, these investments are expected to continue at, or above, historical levels based on the replacement and modernization of existing and new infrastructure.

Renewable Energy
Investment in renewable energy generation and deployment of energy storage technologies in the last five years deepened Farmer Mac's relationships with existing customers through new business opportunities. According to data from the U.S. Energy Information Administration, renewable energy net generation grew by 70% in the last five years, compared to a non-renewable electricity net generation decrease of 3%. The volatile cost of fossil fuel-based inputs combined with policy initiatives and the falling costs of renewable power generation influenced this change in generation capacity. In response to this expansion, Farmer Mac hired industry-specialized staff and deployed new financing products tailored to the renewable energy sector, which represented a rapidly developing market opportunity for Farmer Mac.

Recent changes to tax policy may alter the trajectory and velocity of investments in U.S. renewable energy. H.R. 1, commonly referred to as the "One Big Beautiful Bill Act," which President Trump signed into law on July 4, 2025, phases out tax credits that have been routinely used to support renewable power project investments. As these tax credits phase out, new power projects are still likely to be financed, but the marginal costs of electricity generation may be higher without subsidization. Increased policy uncertainty and higher cost structures could decrease the overall renewable power investment market growth velocity over the next five years. However, due to the substantial increase in demand for electricity and need for new power generation, Farmer Mac expects to continue to participate in renewable energy power project finance transactions for both new projects and refinancing opportunities of existing projects.

We have calculated approximately $115 million of capacity to use renewable energy tax credits to apply against our 2024 federal corporate income tax liability and to carry back to claim refunds for federal corporate income taxes paid in 2021, 2022 and 2023. We began purchasing renewable energy tax credits in fourth quarter 2024. Through June 30, 2025, we have purchased approximately $64.8 million in renewable energy investment tax credits at prices of approximately $0.91 per $1.00 of credit. All of the tax credits we have purchased are on projects that have been placed in service. We are focused on purchasing renewable energy tax credits for projects in rural areas or associated with agriculture, such as renewable gas generation from dairy waste. Under H.R. 1's phase-outs of future renewable energy investment tax credits, projects eligible for renewable energy investment tax credits generally must be placed in service by December 31, 2027 unless construction begins by July 4, 2026.

Broadband Infrastructure
Rural telecommunication and data connectivity has proven to be of vital economic importance in the last decade, as more households and agricultural enterprises require more data and connectivity to thrive. The rapid growth in digital technologies, including the ongoing interest and investment in artificial intelligence, advancements in cloud computing, and wireless network densification, will require significantly more computing and storage capabilities as well as investment in additional fiber network capacity. These industry tailwinds are creating additional investments in rural telecommunications infrastructure, which is aided by access to many federally funded programs, such as USDA's Broadband Equity Access and Deployment Program (BEAD), the Federal Communications Commission's Rural Digital Opportunity Fund (RDOF), and the USDA’s ReConnect program. In addition to capital projects spurred by these programs, Farmer Mac could see an increase in financing opportunities for other telecommunications providers in rural areas, with fiber line expansion, wireless broadband deployment, industry consolidation and efficiency through mergers and acquisitions, and data processing center buildouts all increasingly important to rural economic opportunity and the constant connectivity required by the food and agriculture industries. However, some types of "leapfrog" technology advances in the broadband infrastructure sector, such as low orbit satellite communication systems, could put pressure on the profitability of the providers of older digital technologies.

Changes in tax policy as well as trade and immigration laws could result in significant challenges and opportunities to infrastructure borrowers. These changes could lead to delays in completing current projects and slow future investments in renewable energy and battery storage projects as well as the deployment of fiber and broadband infrastructure in rural areas. Any lack of availability or increased costs of components or technology that results from tariffs or trade restrictions also could lead to delays in completion or slow future investments in infrastructure projects. The infrastructure sector may experience varying degrees of disruption and adaptation in response to these evolving policies, and these changes could increase the volatility of sector profitability in the near-term. The potential for disruption in these sectors due to policy changes may be somewhat mitigated by the historically strong market demand for connectivity, the ongoing diversification of infrastructure providers, and continued strong investments in data centers and fiber infrastructure.

Legislative, Regulatory, and Political Outlook

Farmer Mac continues to closely monitor executive branch actions and potential legislative and regulatory changes that could significantly impact Farmer Mac, its regulatory environment, the borrowers under the loans it owns or guarantees, or its stakeholders, including:

Tariffs and Trade Restrictions
•Export markets drive demand for some U.S. agricultural products like almonds, pistachios, grains, and livestock. Tariffs and trade restrictions also may lead to supply chain disruptions for materials and technology used in some renewable energy and broadband infrastructure projects that may result in higher material and project costs while the market adjusts. Tariffs and trade restrictions may lead to higher domestic inventory levels of agricultural commodities—resulting in lower prices that affect the profitability of farmers and ranchers—while also impacting the cost and availability of farm inputs such as fertilizers, pesticides, and machinery, which is particularly challenging for producers with tight profit margins.

•While tariffs and trade restrictions may create uncertainty for the agricultural economy, new trade agreements could boost demand for U.S. commodities in the long-term if foreign barriers are reduced.

Farmer Mac will continue to closely monitor trade developments throughout 2025 for impacts on its lines of business.

H.R. 1 (One Big Beautiful Bill Act)
H.R. 1 includes many provisions that have the potential to impact Farmer Mac and it’s stakeholders, including farmers, ranchers, and the renewable energy industry. Notably, the bill contains several updates to the federal crop insurance and revenue protection programs, including expanded coverage for some permanent crop and livestock producer types. These programs are typically addressed during the reauthorization of the farm bill by Congress. The remaining farm bill programs not reauthorized by H.R. 1 are set to expire on September 30, 2025 unless Congress passes an extension or reauthorization.

The bill also contains tax provisions that directly impact Farmer Mac and its stakeholders. These include an amendment to the Internal Revenue Code that excludes 25% of net interest income on qualifying rural or agricultural real-property loans originated after the enactment of the bill from gross income for banks, insurers, and Farmer Mac. Beyond this, the bill also includes a provision to gradually phase out tax credits for renewable energy projects with project deadlines to retain eligibility for different project tax credits.

Farmer Mac will continue to monitor and assess the impacts of H.R. 1 on Farmer Mac and the industries we serve in the coming quarters.

Farm Credit Administration
•On January 20, 2025, President Trump designated Jeffery Hall, who had already been serving on the board of the FCA, as the board chairman and CEO of FCA, the safety and soundness regulator of Farmer Mac. On March 31, 2025, FCA board member Vincent Logan announced his retirement from federal service. His departure created a vacancy on the FCA board that the Administration will have the opportunity to fill, subject to the advice and consent of the U.S. Senate.

•On June 2, 2025, the Administration nominated Glen Smith for the position of Under Secretary of Agriculture for Rural Development at the U.S. Department of Agriculture. While his nomination is pending before the Senate, Mr. Smith will continue to serve on the FCA board.

•Chairman Hall and Mr. Smith continue to serve on the FCA board in “holdover status.” They will remain in these roles until the Administration nominates, and the Senate confirms, new members to the FCA board.

Balance Sheet Review

The following table summarizes Farmer Mac's balance sheet as of the periods indicated:

Table 22

	As of		Change
	June 30, 2025	December 31, 2024	$	%
	(in thousands)
Assets
Cash and cash equivalents	$1,030,329	$1,024,007	$6,322	1%
Investment securities	6,697,258	5,973,301	723,957	12%
Farmer Mac Guaranteed Securities	7,862,498	8,232,234	(369,736)	(4)%
USDA Securities	2,407,198	2,371,352	35,846	2%
Loans, net of allowance	12,205,432	11,166,984	1,038,448	9%
Loans held in trusts	2,274,551	2,037,654	236,897	12%
Other	518,643	519,210	(567)	—%
Total assets	$32,995,909	$31,324,742	$1,671,167	5%
Liabilities
Notes Payable	$28,843,331	$27,371,174	$1,472,157	5%
Debt securities of consolidated trusts held by third parties	2,157,962	1,929,628	228,334	12%
Other	450,309	534,914	(84,605)	(16)%
Total liabilities	$31,451,602	$29,835,716	$1,615,886	5%
Total equity	1,544,307	1,489,026	55,281	4%
Total liabilities and equity	$32,995,909	$31,324,742	$1,671,167	5%

Assets. The increase in total assets was primarily attributable to new loan volume and a larger investment portfolio.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to fund the acquisition of loan volume.

Equity. The increase in total equity was primarily due to an increase in retained earnings.

Risk Management

Credit Risk – Loans and Guarantees.

Farmer Mac is exposed to both direct and indirect credit risk. We have direct credit exposure to our Agricultural Finance mortgage loans, Infrastructure Finance loans, and loans underlying LTSPCs. We have indirect credit exposure to the Agricultural Finance mortgage loans and Infrastructure Finance loans that secure AgVantage securities because, in the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest.
Agricultural Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Agricultural Finance mortgage loans as of June 30, 2025 was $12.8 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For Corporate AgFinance loans, which are often larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for Agricultural Finance mortgage loans, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch" and "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance" in Farmer Mac's 2024 Annual Report.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. For Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, Farmer Mac's 90-day delinquencies as of June 30, 2025, were $125.9 million (0.98% of the Agricultural Finance mortgage loan portfolio to which Farmer Mac has direct credit exposure), compared to $160.0 million (1.29% of the Agricultural Finance mortgage loan portfolio) as of March 31, 2025 and $108.9 million (0.88% of the Agricultural Finance mortgage loan portfolio) as of December 31, 2024. Those 90-day delinquencies consisted of 75 delinquent loans as of June 30, 2025, compared to 99 delinquent loans as of March 31, 2025 and 62 delinquent loans as of December 31, 2024. The decrease in the number of 90-day delinquencies during second quarter 2025 was primarily driven by a decrease in permanent plantings and crop loans; although 90-day delinquencies remain concentrated in those two commodity groups within the Southwest region. This reflects compressed profitability in certain agricultural commodity segments, including permanent planting and crops. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of June 30, 2025. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Farmer Mac's 90-day delinquency rate of 0.98% as of June 30, 2025 was slightly below our historical average of approximately 1%, which is based on the average 90-day delinquency rate as a percentage of the Agricultural Finance mortgage loan portfolio over the last 15 years. In the near-term, our delinquency rate may continue to be near or exceed our historical average due to the current agricultural cycle or changes in the general economy or unforeseen and idiosyncratic events like adverse weather events. The highest 90-day delinquency rate observed during the last 15 years occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure:

Table 23

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2025	$12,836,478	$125,868	0.98%
March 31, 2025	12,389,478	159,977	1.29%
December 31, 2024	12,369,477	108,944	0.88%
September 30, 2024	11,466,670	144,407	1.26%
June 30, 2024	11,409,396	62,063	0.54%
March 31, 2024	11,184,817	76,825	0.69%
December 31, 2023	11,223,276	34,677	0.31%
September 30, 2023	11,014,678	42,443	0.39%
June 30, 2023	10,826,201	45,368	0.42%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.41% of total outstanding business volume as of June 30, 2025, compared to 0.37% as of December 31, 2024 and 0.22% as of June 30, 2024.

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of June 30, 2025 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 24

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of June 30, 2025
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2015 and prior	8%	$983,598	$5,319	0.54%
2016	3%	395,978	9,185	2.32%
2017	4%	465,858	7,657	1.64%
2018	4%	526,749	8,622	1.64%
2019	5%	711,276	24,816	3.49%
2020	14%	1,849,280	20,885	1.13%
2021	19%	2,421,184	5,596	0.23%
2022	12%	1,532,280	27,370	1.79%
2023	8%	1,029,073	15,513	1.51%
2024	13%	1,684,791	905	0.05%
2025	10%	1,236,411	—	—%
Total	100%	$12,836,478	$125,868	0.98%
By geographic region(2):
Northwest	11%	$1,447,644	$7,094	0.49%
Southwest	29%	3,640,208	92,364	2.54%
Mid-North	27%	3,450,837	12,680	0.37%
Mid-South	18%	2,345,377	6,419	0.27%
Northeast	4%	526,221	2,480	0.47%
Southeast	11%	1,426,191	4,831	0.34%
Total	100%	$12,836,478	$125,868	0.98%
By commodity/collateral type:
Crops	49%	$6,321,956	$34,662	0.55%
Permanent plantings	20%	2,530,878	72,348	2.86%
Livestock	19%	2,447,582	11,076	0.45%
Part-time farm	4%	518,213	7,782	1.50%
Ag. Storage and Processing	8%	981,033	—	—%
Other	—%	36,816	—	—%
Total	100%	$12,836,478	$125,868	0.98%
By original loan-to-value ratio:
0.00% to 40.00%	16%	$2,116,831	$7,881	0.37%
40.01% to 50.00%	21%	2,662,425	26,877	1.01%
50.01% to 60.00%	33%	4,193,686	72,417	1.73%
60.01% to 70.00%	21%	2,697,450	17,167	0.64%
70.01% to 80.00%(3)	2%	262,534	1,526	0.58%
80.01% to 90.00%(3)	—%	27,397	—	—%
Enterprise Value(4)	7%	876,155	—	—%
Total	100%	$12,836,478	$125,868	0.98%
By size of borrower exposure(5):
Less than $1,000,000	27%	$3,451,172	$14,239	0.41%
$1,000,000 to $4,999,999	40%	5,130,623	42,920	0.84%
$5,000,000 to $9,999,999	14%	1,750,769	31,105	1.78%
$10,000,000 to $24,999,999	12%	1,477,599	—	—%
$25,000,000 and greater	7%	1,026,315	37,604	3.66%
Total	100%	$12,836,478	$125,868	0.98%
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Agricultural Finance mortgage loans is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of June 30, 2025, Farmer Mac's Agricultural Finance mortgage loans (to which it has direct credit exposure) comprising substandard assets were $453.0 million (3.5% of the portfolio), compared to $466.0 million (3.8% of the portfolio) as of March 31, 2025, and $398.3 million (3.2% of the portfolio) as of December 31, 2024. Those substandard assets comprised 367 loans as of June 30, 2025, 380 loans as of March 31, 2025, and 336 loans as of December 31, 2024.

The decrease of $13.0 million in Agricultural Finance substandard assets during second quarter 2025 was primarily attributable to credit risk rating upgrades in crops and agricultural storage and processing, partially offset by downgrades in permanent plantings. Credit performance within the crops and livestock commodities continues to revert toward historical averages after those commodities were supported by higher commodity prices and federal government support payments in previous years.

The percentage of Agricultural Finance substandard assets within the portfolio of 3.5% as of June 30, 2025 was below the historical average of approximately 4% calculated based on substandard assets as a percentage of Agricultural Finance loans over the last 15 years. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels on a sustained basis, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses would also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its Agricultural Finance portfolio, which Farmer Mac believes is adequately collateralized.

Within Agricultural Finance, Farmer Mac considers a Farm & Ranch loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards. As of June 30, 2025 and December 31, 2024, the average unpaid principal balances for Farm & Ranch loans outstanding and to which Farmer Mac has direct credit exposure was $815,000 and $817,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans purchased during second quarter 2025 was 51%, compared to 49% for loans purchased during second quarter 2024. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 52% as of both June 30, 2025 and December 31, 2024. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 55% and 53% as of June 30, 2025 and December 31, 2024, respectively.

Farmer Mac calculates the "current loan-to-value" ratio of a loan by dividing the original appraised value (or most recently obtained valuation, if available) by the current outstanding loan amount adjusted to reflect loan amortization. The weighted-average current loan-to-value ratio for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 47% and 46% as of June 30, 2025 and December 31, 2024, respectively.

The following table presents the current loan-to-value ratios for the Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, as disaggregated by internally assigned risk ratings:

Table 25

Agricultural Finance Mortgage Loans current loan-to-value ratio by internally assigned risk rating as of June 30, 2025
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio:
0.00% to 40.00%	$3,363,621	$97,265	$83,316	$3,544,202
40.01% to 50.00%	2,830,331	166,887	67,406	3,064,624
50.01% to 60.00%	2,925,368	130,416	141,326	3,197,110
60.01% to 70.00%	1,661,946	127,302	48,874	1,838,122
70.01% to 80.00%	144,481	47,466	54,673	246,620
80.01% and greater	8,079	34,979	26,585	69,643
Enterprise Value(1)	845,367	—	30,790	876,157
Total	$11,779,193	$604,315	$452,970	$12,836,478
(1)"Enterprise Value" loans are generally secured by all business assets and common stock (in addition to first lien mortgages) of the borrower and the value of the borrowing entity depends on its ability to generate recurring positive cash flow. Enterprise Value is the estimated value of the borrower as a going concern, which is estimated using one or more valuation techniques such as discounted cash flow, cash flow multiples, asset liquidation, or other valuation techniques.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of June 30, 2025 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized credit losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 26

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of June 30, 2025
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2015 and prior	$21,197,530	$33,270	0.16%
2016	1,640,916	971	0.06%
2017	1,750,537	4,311	0.25%
2018	1,475,633		—%
2019	1,683,730	1,165	0.07%
2020	3,119,959	1,588	0.05%
2021	3,466,711	446	0.01%
2022	2,087,154	455	0.02%
2023	1,465,736	3,819	0.26%
2024	1,872,815	—	—%
2025	1,312,731		—%
Total	$41,073,452	$46,025	0.11%
By geographic region(1):
Northwest	$4,991,259	$12,162	0.24%
Southwest	13,231,807	15,114	0.11%
Mid-North	10,240,448	17,165	0.17%
Mid-South	6,272,991	(612)	(0.01)%
Northeast	2,142,957	1,224	0.06%
Southeast	4,193,990	972	0.02%
Total	$41,073,452	$46,025	0.11%
By commodity/collateral type:
Crops	$18,925,959	$4,958	0.03%
Permanent plantings	8,575,886	15,724	0.18%
Livestock	8,984,886	3,814	0.04%
Part-time farm	2,032,860	1,090	0.05%
Ag. Storage and Processing	2,301,035	20,439	0.89%
Other	252,826	—	—%
Total	$41,073,452	$46,025	0.11%
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

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 27

	As of June 30, 2025
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$711,295	$225,806	$341,001	$128,833	$39,118	$1,591	$1,447,644
	5.5%	1.8%	2.7%	1.0%	0.3%	—%	11.3%
Southwest	776,251	1,854,799	625,762	120,262	240,459	22,675	3,640,208
	6.0%	14.4%	4.9%	0.9%	1.9%	0.2%	28.3%
Mid-North	2,771,270	10,655	294,772	79,265	292,573	2,302	3,450,837
	21.6%	0.1%	2.3%	0.6%	2.3%	—%	26.9%
Mid-South	1,329,863	93,661	771,338	72,609	72,252	5,654	2,345,377
	10.4%	0.7%	6.0%	0.6%	0.6%	—%	18.3%
Northeast	221,524	51,774	71,740	49,706	131,358	119	526,221
	1.7%	0.4%	0.6%	0.4%	1.0%	—%	4.1%
Southeast	511,753	294,183	342,969	67,538	205,273	4,475	1,426,191
	4.0%	2.3%	2.7%	0.5%	1.6%	—%	11.1%
Total	$6,321,956	$2,530,878	$2,447,582	$518,213	$981,033	$36,816	$12,836,478
	49.2%	19.7%	19.2%	4.0%	7.7%	0.2%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 28

	As of June 30, 2025
	Agricultural Loans Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2015 and prior	$2,887	$9,784	$3,836	$1,090	$15,673	$33,270
2016	971	—	—	—	—	971
2017	—	—	—	—	4,311	4,311
2018	—	—	—	—	—	—
2019	1,165	—	—	—	—	1,165
2020	(65)	1,675	(22)	—	—	1,588
2021	—	446	—	—	—	446
2022	—	—	—	—	455	455
2023	—	3,819	—	—	—	3,819
2024	—	—	—	—	—	—
2025	—	—	—	—	—	—
Total	$4,958	$15,724	$3,814	$1,090	$20,439	$46,025

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

Infrastructure Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Infrastructure Finance loans held and loans underlying LTSPCs as of June 30, 2025 was $6.6 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Infrastructure Finance loans, see "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac's 2024 Annual Report. As of June 30, 2025, there were no delinquencies in Farmer Mac's portfolio of Infrastructure Finance loans. Substandard assets within the Infrastructure Finance portfolio increased from $42.2 million as of March 31, 2025 to $72.2 million as of June 30, 2025, primarily as a result of two borrowers that were downgraded to substandard during the quarter. One of the downgraded loans was a Renewable Energy solar project and the other was a Broadband Infrastructure loan.

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

Table 29

	As of June 30, 2025
	Infrastructure Finance portfolio by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$2,785,168	$—	$—	$2,785,168
Generation and Transmission Cooperative	738,337	—	—	738,337
Renewable Energy	1,910,372	—	30,664	1,941,036
Broadband Infrastructure	1,123,197	9,699	41,545	1,174,441
Infrastructure Finance Total	$6,557,074	$9,699	$72,209	$6,638,982

For more information about the credit quality of Farmer Mac's Infrastructure Finance portfolio and the associated allowance for losses please refer to Notes 5 and 6 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business because of the USDA guarantee. As of June 30, 2025, Farmer Mac had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the three months ended June 30, 2025, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the Agricultural Finance mortgage loans (other than rural housing and part-time farm mortgage loans) and Infrastructure Finance loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance," and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac's 2024 Annual Report.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for material errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. In September 2024, Farmer Mac notified a field servicer of a breach of its servicing duties and the termination of the servicing relationship for two large borrower relationships effective October 1, 2024. In April 2025, Farmer Mac terminated the entire seller/servicer relationship with that field servicer and assumed field servicing duties on all loans sold to Farmer Mac by that entity. Those two actions against one field servicer were Farmer Mac's only exercise of remedies or taking of formal action against any servicers during the previous three years ended June 30, 2025. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Servicing" and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Lenders and Loan Servicing" in Farmer Mac's 2024 Annual Report.

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

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. As a result, Farmer Mac has indirect credit exposure to the Agricultural Finance mortgage loans and Infrastructure loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, Farmer Mac also typically requires that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower loan-to-value ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of June 30, 2025, Farmer Mac had not experienced any credit losses on any AgVantage securities over the life of the program. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Other Products – Agricultural Finance—AgVantage Securities" and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Other Products – Infrastructure Finance—AgVantage Securities" in Farmer Mac's 2024 Annual Report.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Agricultural Finance line of business totaled $4.2 billion as of June 30, 2025 and $5.0 billion as of December 31, 2024. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Infrastructure Finance line of business totaled $3.8 billion as of June 30, 2025 and $3.5 billion as of December 31, 2024.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of June 30, 2025 and December 31, 2024:

Table 30

	As of June 30, 2025		As of December 31, 2024
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,776,849	100%	$3,521,143	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	1,385,000	105%	2,020,000	105%
Other(1)	809,938	100% to 125%	930,297	100% to 125%
Total outstanding	$8,021,787		$8,521,440
(1)Consists of AgVantage securities issued by 10 and 9 different issuers as of June 30, 2025 and December 31, 2024, respectively.

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

Credit Risk – Other Investments. As of June 30, 2025, Farmer Mac had $1.0 billion of cash and cash equivalents and $6.7 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which can be found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($159.4 million as of June 30, 2025). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($79.7 million as of June 30, 2025). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

Farmer Mac's $1.0 billion of cash and cash equivalents held as of June 30, 2025 mature within three months. As of June 30, 2025, $3.0 billion of the $6.7 billion of investment securities (44%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are primarily funded with floating rate debt. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of June 30, 2025 and December 31, 2024 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 31

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of June 30, 2025	As of December 31, 2024
+100 basis points	(3.8)%	(4.0)%
-100 basis points	3.7%	3.6%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of June 30, 2025	As of December 31, 2024
+100 basis points	(0.5)%	(0.8)%
-100 basis points	1.8%	1.6%

As of June 30, 2025, Farmer Mac maintained a positive effective duration gap of 3.7 months, which was relatively unchanged compared to December 31, 2024. Since the end of 2024, the yield curve has declined, with the yields on the 2‑year and 10‑year U.S. Treasury Notes falling by approximately 52 and 34 basis points, respectively. This change in interest rates resulted in a relatively similar decline in the duration of Farmer Mac’s funded assets, liabilities, and financial derivatives.

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

As of June 30, 2025, Farmer Mac had $24.1 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to approximately thirty years, of which $10.7 billion were pay-fixed interest rate swaps, $12.8 billion were receive-fixed interest rate swaps, and $0.6 billion were basis swaps.

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

Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available-for-sale or liabilities to protect against fair value changes in the assets or liabilities related to a benchmark interest rate (e.g. SOFR). Also, certain financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both June 30, 2025 and December 31, 2024, Farmer Mac had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

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

As of June 30, 2025, Farmer Mac held $7.4 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as the Secured Overnight Financing Rate ("SOFR"). As of the same date, Farmer Mac also had $10.7 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily SOFR.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and repayments of AgVantage and investment securities. Farmer Mac regularly accesses the debt capital markets for funding, and Farmer Mac maintained steady access to the debt capital markets throughout 2025. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of June 30, 2025, Farmer Mac had outstanding discount notes of $2.0 billion, medium-term notes that mature within one year of $8.3 billion, and medium-term notes that mature after one year of $18.6 billion.

Assuming continued access to the debt capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the debt capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 303 days of liquidity throughout second quarter 2025 and had 310 days of liquidity as of June 30, 2025.

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

The following table presents these assets as of June 30, 2025 and December 31, 2024:

Table 32

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Cash and cash equivalents	$1,030,329	$1,024,007
Investment securities:
Guaranteed by U.S. Government and its agencies	1,840,078	1,634,951
Guaranteed by GSEs	4,823,448	4,307,857
Asset-backed securities	19,475	19,476
Total	$7,713,330	$6,986,291

The objectives of the investment portfolio as of June 30, 2025 and December 31, 2024 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity and to support program asset growth.

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of June 30, 2025, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with the FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of June 30, 2025 and December 31, 2024, Farmer Mac's Tier 1 capital ratio was 13.6% and 14.2%, respectively. As of June 30, 2025, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with the FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and the FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards." See Note 8 to the consolidated financial statements for more information about Farmer Mac's capital position.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 36

New Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
June 30, 2025	$896,499	$280,331	$185,563	$280,350	$482,276	$2,125,019
March 31, 2025	548,509	270,966	486,961	229,649	301,315	1,837,400
December 31, 2024	1,034,489	313,123	78,018	209,729	496,437	2,131,796
September 30, 2024	776,023	307,325	360,950	187,021	357,659	1,988,978
June 30, 2024	698,787	288,740	132,958	102,075	271,890	1,494,450
March 31, 2024	665,916	290,525	113,545	2,250	347,898	1,420,134
December 31, 2023	1,282,045	188,272	404,908	29,603	225,986	2,130,814
September 30, 2023	1,384,273	275,932	557,043	50,936	17,390	2,285,574
June 30, 2023	1,574,169	218,136	205,236	89,056	71,611	2,158,208

For the year ended:
December 31, 2024	$3,175,215	$1,199,713	$685,471	$501,075	$1,473,884	$7,035,358
December 31, 2023	4,709,500	885,551	1,757,599	262,414	404,734	8,019,798

Table 37

Repayments of Assets
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$513,179	$135,868	$32,388	$80,744	$149,904	$912,083
Unscheduled	190,374	80,303	40,787	—	—	311,464
June 30, 2025	$703,553	$216,171	$73,175	$80,744	$149,904	$1,223,547

Scheduled	$786,956	$169,532	$77,976	$57,279	$109,176	$1,200,919
Unscheduled	258,599	99,776	30,385	—	—	388,760
March 31, 2025	$1,045,555	$269,308	$108,361	$57,279	$109,176	$1,589,679

Scheduled	$41,265	$231,672	$38,003	$52,970	$174,920	$538,830
Unscheduled	120,505	36,526	25,084	—	—	182,115
December 31, 2024	$161,770	$268,198	$63,087	$52,970	$174,920	$720,945

Scheduled	$1,079,136	$239,596	$548,161	$94,513	$138,123	$2,099,529
Unscheduled	117,538	41,842	26,629	—	—	186,009
September 30, 2024	$1,196,674	$281,438	$574,790	$94,513	$138,123	$2,285,538

Scheduled	$752,473	$141,565	$62,237	$16,062	$138,725	$1,111,062
Unscheduled	342,594	89,576	32,984	—	—	465,154
June 30, 2024	$1,095,067	$231,141	$95,221	$16,062	$138,725	$1,576,216

Scheduled	$402,088	$118,885	$90,096	$36,218	$93,112	$740,399
Unscheduled	150,903	99,325	32,481	—	—	282,709
March 31, 2024	$552,991	$218,210	$122,577	$36,218	$93,112	$1,023,108

Scheduled	$827,122	$133,468	$40,122	$13,492	$69,040	$1,083,244
Unscheduled	106,041	102,131	18,469	—	—	226,641
December 31, 2023	$933,163	$235,599	$58,591	$13,492	$69,040	$1,309,885

Scheduled	$922,223	$110,383	$75,031	$5,967	$14,716	$1,128,320
Unscheduled	108,960	104,999	20,578	—	—	234,537
September 30, 2023	$1,031,183	$215,382	$95,609	$5,967	$14,716	$1,362,857

Scheduled	$1,050,480	$81,386	$553,860	$5,084	$52,203	$1,743,013
Unscheduled	96,507	55,976	13,138	—	—	165,621
June 30, 2023	$1,146,987	$137,362	$566,998	$5,084	$52,203	$1,908,634

For the year ended:
Scheduled	$2,274,962	$731,718	$738,497	$199,763	$544,880	$4,489,820
Unscheduled	731,540	267,269	117,178	—	—	1,115,987
December 31, 2024	$3,006,502	$998,987	$855,675	$199,763	$544,880	$5,605,807

Scheduled	$3,079,501	$403,719	$711,488	$77,877	$147,383	$4,419,968
Unscheduled	542,796	391,360	109,539	—	—	1,043,695
December 31, 2023	$3,622,297	$795,079	$821,027	$77,877	$147,383	$5,463,663

Table 38

Outstanding Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
As of:
June 30, 2025	$18,217,905	$1,953,523	$7,300,354	$1,174,441	$1,941,036	$30,587,259
March 31, 2025	18,094,515	1,889,363	7,187,966	974,835	1,608,664	29,755,343
December 31, 2024	18,606,968	1,887,705	6,809,366	802,465	1,416,525	29,523,029
September 30, 2024	18,090,374	1,842,780	6,794,435	645,706	1,095,008	28,468,303
June 30, 2024	18,504,501	1,816,893	7,008,276	553,197	875,472	28,758,339
March 31, 2024	18,900,906	1,766,294	6,970,537	467,186	742,307	28,847,230
December 31, 2023	18,808,801	1,693,979	6,979,570	501,153	487,521	28,471,024
September 30, 2023	18,461,835	1,741,306	6,633,252	485,043	330,575	27,652,011
June 30, 2023	18,116,503	1,680,756	6,171,818	440,074	327,901	26,737,052

Table 39

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
June 30, 2025	$14,644,420	$3,488,344	$7,197,147	$25,329,911
March 31, 2025	14,397,557	3,393,642	6,892,411	24,683,610
December 31, 2024	14,356,171	3,370,540	6,815,034	24,541,745
September 30, 2024	14,328,691	3,311,001	6,265,792	23,905,484
June 30, 2024	14,064,831	3,273,764	6,850,137	24,188,732
March 31, 2024	14,166,500	3,194,246	6,849,237	24,209,983
December 31, 2023	14,133,794	3,171,672	6,455,359	23,760,825
September 30, 2023	13,727,280	3,019,317	6,255,690	23,002,287
June 30, 2023	13,721,129	3,003,560	5,493,104	22,217,793

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 40

	Net Effective Spread
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Net Effective Spread
	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield
	(dollars in thousands)
For the quarter ended:
June 30, 2025	$35,710	$8,609	$5,636	$3,932	$6,227	$31,668	$2,111	$93,893
	1.07%	2.07%	0.33%	2.24%	1.68%	0.40%	0.11%	1.19%
March 31, 2025	33,885	8,640	5,329	3,566	5,112	31,604	1,854	89,990
	1.01%	2.09%	0.32%	2.27%	1.55%	0.41%	0.10%	1.17%
December 31, 2024	32,556	7,891	5,059	3,414	4,859	31,242	2,507	87,528
	0.96%	1.95%	0.32%	2.34%	1.76%	0.42%	0.15%	1.16%
September 30, 2024	35,755	6,397	4,785	2,794	3,810	30,912	943	85,396
	1.05%	1.56%	0.30%	2.21%	1.78%	0.42%	0.05%	1.16%
June 30, 2024	34,156	7,866	5,253	2,393	2,999	30,268	661	83,596
	0.98%	1.91%	0.32%	2.16%	1.86%	0.41%	0.04%	1.14%
March 31, 2024	32,843	7,971	4,890	2,342	2,049	32,474	475	83,044
	0.95%	2.05%	0.30%	2.08%	1.75%	0.45%	0.03%	1.14%
December 31, 2023	33,329	8,382	4,916	2,426	1,540	33,361	597	84,551
	0.98%	2.06%	0.31%	2.06%	1.69%	0.47%	0.04%	1.19%
September 30, 2023	32,718	8,250	3,979	2,383	1,150	34,412	532	83,424
	0.97%	2.05%	0.26%	2.15%	1.46%	0.49%	0.04%	1.20%
June 30, 2023	34,388	7,444	3,681	2,127	1,100	32,498	594	81,832
	1.03%	1.92%	0.25%	2.25%	1.47%	0.48%	0.04%	1.20%

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 41

	Core Earnings by Quarter End
	June 2025	March 2025	December 2024	September 2024	June 2024	March 2024	December 2023	September 2023	June 2023
	(in thousands)
Revenues:
Net effective spread	$93,893	$89,990	$87,528	$85,396	$83,596	$83,044	$84,551	$83,424	$81,832
Guarantee and commitment fees	5,874	5,488	5,086	4,997	5,256	4,982	4,865	4,828	4,581
Gain on sale of investment securities	—	—	—	—	1,052	—	—	—	—
Loss on sale of mortgage loan	—	—	—	—	(1,147)	—	—	—	—
Other	742	1,315	(491)	1,133	481	1,077	767	1,056	409
Total revenues	100,509	96,793	92,123	91,526	89,238	89,103	90,183	89,308	86,822

Credit related expense/(income):
Provision for/(release of) losses	7,812	1,583	3,872	3,258	6,230	(1,870)	(575)	(181)	1,142
REO operating expenses	148	—	—	196	—	—	—	—	—
(Gain)/loss on REO	(87)	68	—	—	—	—	—	—	—
Total credit related expense/(income)	7,873	1,651	3,872	3,454	6,230	(1,870)	(575)	(181)	1,142

Operating expenses:
Compensation and employee benefits	17,631	17,752	15,641	15,237	14,840	18,257	15,523	14,103	13,937
General and administrative	10,859	10,758	12,452	8,625	8,904	8,255	8,916	9,100	9,420
Regulatory fees	1,000	1,000	1,000	725	725	725	725	831	831
Total operating expenses	29,490	29,510	29,093	24,587	24,469	27,237	25,164	24,034	24,188

Net earnings	63,146	65,632	59,158	63,485	58,539	63,736	65,594	65,455	61,492
Income tax expense	10,114	14,000	9,938	12,681	11,970	13,553	13,881	13,475	12,539
Preferred stock dividends	5,667	5,666	5,666	5,897	6,792	6,791	6,791	6,792	6,791
Core earnings	$47,365	$45,966	$43,554	$44,907	$39,777	$43,392	$44,922	$45,188	$42,162

Reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes	$(639)	$(2,573)	$3,084	$(1,064)	$(359)	$1,683	$(836)	$2,921	$2,141
Gains/(losses) on hedging activities due to fair value changes	2,709	1,099	5,737	205	2,604	3,002	(3,598)	3,210	(4,901)
Unrealized (losses)/gains on trading assets	(65)	9	(83)	99	(87)	(14)	(37)	1,714	(57)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	25	28	(39)	27	26	31	88	29	29
Net effects of terminations or net settlements on financial derivatives	255	(1,070)	534	(503)	(1,505)	(192)	(800)	(79)	583
Issuance costs on the retirement of preferred stock	—	—	—	(1,619)	—	—	—	—	—
Income tax effect related to reconciling items	(480)	526	(1,939)	260	(143)	(947)	1,089	(1,638)	464
Net income attributable to common stockholders	$49,170	$43,985	$50,848	$42,312	$40,313	$46,955	$40,828	$51,345	$40,421

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

Item 4.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, the principal executive officer and principal financial officer concluded that Farmer Mac's disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.Legal Proceedings
None.

Item 1A.Risk Factors

Information about risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of Farmer Mac’s 2024 Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Farmer Mac is a federally chartered instrumentality of the United States whose debt and equity securities are exempt from registration under Section 3(a)(2) of the Securities Act of 1933. During second quarter 2025, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 432 shares of its Class C non-voting common stock in April 2025 to the eight directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $187.51 per share, which was the closing price of the Class C non-voting common stock on March 31, 2025 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

(b)     Not applicable.

(c)     None.

Item 3.Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Officer Trading Arrangements

None of Farmer Mac's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2025.

Item 6.Exhibits and Financial Statement Schedules

a.    (1) Financial Statements.

Refer to Item 8 above.

(2) Financial Statement Schedules.

There are no schedules because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended on June 18, 2020 (Previously filed as Exhibit 3.1 to Form 10-Q filed August 10, 2020).
*	3.2	—	By-Laws of the Registrant, as amended and restated by the Board of Directors through May 15, 2025 (Previously filed as Exhibit 3.1 to Form 8-K filed May 21, 2025).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.5	—	Specimen Certificate for 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.7 to Form 10-Q filed August 10, 2020).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.1 to Form 8-A filed May 20, 2020).
*	4.6	—	Specimen Certificate for 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.8 to Form 10-Q filed November 9, 2020).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.1 to Form 8-A filed August 20, 2020).
*	4.7	—	Specimen Certificate for 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.8 to Form 10-Q filed August 5, 2021).
*	4.7.1	—	Certificate of Designation of Terms and Conditions of 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.1 to Form 8-A filed May 27, 2021).
*	4.8	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934.(Previously filed as Exhibit 4.9 to Form 10-Q filed November 4, 2024).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		August 7, 2025
By:	Bradford T. Nordholm
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory N. Ramsey		August 7, 2025
By:	Gregory N. Ramsey
Vice President – Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)