Form 10-Q
period 2025-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2025-11-03
CIK 845877

As filed with the Securities and Exchange Commission on November 3, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission File Number 001-14951

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
(Exact name of registrant as specified in its charter)

Federally chartered instrumentality of the United States		52-1578738
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification number)

2100 Pennsylvania Avenue N.W., Suite 450 N,
Washington,	DC	20037
(Address of principal executive offices)		(Zip code)

(202)	872-7700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Exchange on which registered
Class A voting common stock	AGM.A	New York Stock Exchange
Class C non-voting common stock	AGM	New York Stock Exchange
5.700% Non-Cumulative Preferred Stock, Series D	AGM.PRD	New York Stock Exchange
5.750% Non-Cumulative Preferred Stock, Series E	AGM.PRE	New York Stock Exchange
5.250% Non-Cumulative Preferred Stock, Series F	AGM.PRF	New York Stock Exchange
4.875% Non-Cumulative Preferred Stock, Series G	AGM.PRG	New York Stock Exchange
6.500% Non-Cumulative Preferred Stock, Series H	AGM.PRH	New York Stock Exchange

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
Yes         ☐                               No           ☒
As of October 27, 2025, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,373,642 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Assets:
Cash and cash equivalents (includes restricted cash of $16,579 and $16,190, respectively)	$901,023	$1,024,007
Investment securities:
Available-for-sale, at fair value (amortized cost of $6,714,777 and $6,105,116, respectively)	6,655,946	5,953,014
Held-to-maturity, at amortized cost	8,815	9,270
Other investments	14,343	11,017
Total Investment Securities	6,679,104	5,973,301
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $6,042,789 and $5,835,658, respectively)	5,854,098	5,514,546
Held-to-maturity, at amortized cost	1,692,601	2,717,688
Total Farmer Mac Guaranteed Securities	7,546,699	8,232,234
USDA Securities:
Trading, at fair value	456	818
Held-to-maturity, at amortized cost	2,389,180	2,370,534
Total USDA Securities	2,389,636	2,371,352
Loans:
Loans held for sale, at lower of cost or fair value	—	6,170
Loans held for investment, at amortized cost	13,192,117	11,183,408
Loans held for investment in consolidated trusts, at amortized cost	2,205,213	2,038,283
Allowance for losses	(35,340)	(23,223)
Total loans, net of allowance	15,361,990	13,204,638
Financial derivatives, at fair value	32,667	27,789
Accrued interest receivable (includes $22,373 and $28,563, respectively, related to consolidated trusts)	284,786	310,592
Guarantee and commitment fees receivable	50,775	50,499
Deferred tax asset, net	3,225	1,544
Prepaid expenses and other assets	129,655	128,786
Total Assets	$33,379,560	$31,324,742

Liabilities and Equity:
Liabilities:
Notes payable	$29,196,780	$27,371,174
Debt securities of consolidated trusts held by third parties	2,089,042	1,929,628
Financial derivatives, at fair value	29,161	77,326
Accrued interest payable (includes $11,945 and $12,387, respectively, related to consolidated trusts)	238,582	195,113
Guarantee and commitment obligation	48,426	48,326
Accounts payable and accrued expenses	88,910	212,527
Reserve for losses	1,576	1,622
Total Liabilities	31,692,477	29,835,716
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Series H, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,889	—
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,403,453 shares and 9,360,083 shares outstanding, respectively	9,403	9,360
Additional paid-in capital	137,602	135,894
Accumulated other comprehensive loss, net of tax	(5,431)	(12,147)
Retained earnings	1,035,940	943,239
Total Equity	1,687,083	1,489,026
Total Liabilities and Equity	$33,379,560	$31,324,742
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$93,398	$88,879	$265,691	$258,341
Farmer Mac Guaranteed Securities and USDA Securities	123,484	156,602	374,824	489,478
Loans	198,459	162,247	555,262	459,932
Total interest income	415,341	407,728	1,195,777	1,207,751
Total interest expense	316,864	320,937	909,564	947,252
Net interest income	98,477	86,791	286,213	260,499
Provision for losses	(7,477)	(3,428)	(16,874)	(7,806)
Net interest income after provision for losses	91,000	83,363	269,339	252,693
Non-interest income/(expense):
Guarantee and commitment fees	5,021	4,015	14,316	11,729
Losses on financial derivatives	(1,062)	(1,934)	(3,618)	(1,654)
Losses on sale of mortgage loans	—	—	—	(1,147)
Gains on sale of available-for-sale investment securities	—	—	—	1,052
Release of reserve for losses	44	170	46	188
Other income	1,482	1,222	3,958	3,145
Non-interest income	5,485	3,473	14,702	13,313
Operating expenses:
Compensation and employee benefits	17,743	15,237	53,126	48,334
General and administrative	11,052	8,625	32,669	25,784
Regulatory fees	1,000	725	3,000	2,175
Operating expenses	29,795	24,587	88,795	76,293
Income before income taxes	66,690	62,249	195,246	189,713
Income tax expense	11,687	12,421	35,755	39,034
Net income	55,003	49,828	159,491	150,679
Preferred stock dividends	(6,303)	(5,897)	(17,636)	(19,480)
Loss on retirement of preferred stock	—	(1,619)	—	(1,619)
Net income attributable to common stockholders	$48,700	$42,312	$141,855	$129,580

Earnings per common share:
Basic earnings per common share	$4.45	$3.89	$12.99	$11.93
Diluted earnings per common share	$4.44	$3.86	$12.93	$11.82
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Net income	$55,003	$49,828	$159,491	$150,679
Other comprehensive income/(loss):
Net unrealized gains on available-for-sale securities	18,874	26,350	25,789	61,015
Net changes in held-to-maturity securities	(186)	(443)	(204)	(757)
Net unrealized losses on cash flow hedges	(3,202)	(17,569)	(17,083)	(12,675)
Other comprehensive income before tax	15,486	8,338	8,502	47,583
Income tax expense related to other comprehensive income	(3,252)	(1,751)	(1,786)	(9,992)
Other comprehensive income net of tax	12,234	6,587	6,716	37,591
Comprehensive income	$67,237	$56,415	$166,207	$188,270
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2024	16,980	$411,149	10,891	$10,891	$135,894	$(12,147)	$943,239	$1,489,026
Net Income	—	—	—	—	—	—	49,651	49,651
Other comprehensive income, net of tax	—	—	—	—	—	10,339	—	10,339
Cash dividends:
Preferred stock	—	—	—	—	—	—	(5,666)	(5,666)
Common stock (cash dividend of $1.50 per share)	—	—	—	—	—	—	(16,352)	(16,352)
Issuance of Class C Common Stock	—	—	42	42	79	—	—	121
Stock-based compensation cost	—	—	—	—	3,529	—	—	3,529
Other stock-based award activity	—	—	—	—	(5,002)	—	—	(5,002)
Balance as of March 31, 2025	16,980	$411,149	10,933	$10,933	$134,500	$(1,808)	$970,872	$1,525,646
Net Income	—	—	—	—	—	—	54,837	54,837
Other comprehensive loss, net of tax	—	—	—	—	—	(15,857)	—	(15,857)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(5,667)	(5,667)
Common stock (cash dividend of $1.50 per share)	—	—	—	—	—	—	(16,401)	(16,401)
Issuance of Class C Common Stock	—	—	1	1	80	—	—	81
Stock-based compensation cost	—	—	—	—	1,745	—	—	1,745
Other stock-based award activity	—	—	—	—	(77)	—	—	(77)
Balance as of June 30, 2025	16,980	$411,149	10,934	$10,934	$136,248	$(17,665)	$1,003,641	$1,544,307
Net Income	—	—	—	—	—	—	55,003	55,003
Other comprehensive income, net of tax	—	—	—	—	—	12,234	—	12,234
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,303)	(6,303)
Common stock (cash dividend of $1.50 per share)	—	—	—	—	—	—	(16,401)	(16,401)
Issuance of Series H Preferred Stock	4,000	96,889	—	—	—	—	—	96,889
Issuance of Class C Common Stock	—	—	—	—	65	—	—	65
Stock-based compensation cost	—	—	—	—	1,360	—	—	1,360
Other stock-based award activity	—	—	—	—	(71)	—	—	(71)
Balance as of September 30, 2025	20,980	$508,038	10,934	$10,934	$137,602	$(5,431)	$1,035,940	$1,687,083

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2023	19,980	$484,531	10,842	$10,842	$132,919	$(40,145)	$823,716	$1,411,863
Net Income	—	—	—	—	—	—	53,746	53,746
Other comprehensive income, net of tax	—	—	—	—	—	36,027	—	36,027
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(15,186)	(15,186)
Issuance of Class C Common Stock	—	—	27	27	64	—	—	91
Stock-based compensation cost	—	—	—	—	3,483	—	—	3,483
Other stock-based award activity	—	—	—	—	(2,890)	—	—	(2,890)
Balance as of March 31, 2024	19,980	$484,531	10,869	$10,869	$133,576	$(4,118)	$855,485	$1,480,343
Net Income	—	—	—	—	—	—	47,105	47,105
Other comprehensive loss, net of tax	—	—	—	—	—	(5,023)	—	(5,023)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,792)	(6,792)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(15,233)	(15,233)
Issuance of Class C Common Stock	—	—	12	12	67	—	—	79
Stock-based compensation cost	—	—	—	—	1,555	—	—	1,555
Other stock-based award activity	—	—	—	—	(1,055)	—	—	(1,055)
Balance as of June 30, 2024	19,980	$484,531	10,881	$10,881	$134,143	$(9,141)	$880,565	$1,500,979
Net Income	—	—	—	—	—	—	49,828	49,828
Other comprehensive income, net of tax	—	—	—	—	—	6,587	—	6,587
Cash dividends:
Preferred stock	—	—	—	—	—	—	(5,897)	(5,897)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(15,238)	(15,238)
Redemption of Series C preferred stock	(3,000)	(73,382)	—	—	—	—	—	(73,382)
Loss on retirement of preferred stock	—	—	—	—	—	—	(1,619)	(1,619)
Issuance of Class C Common Stock	—	—	4	4	78	—	—	82
Stock-based compensation cost	—	—	—	—	1,490	—	—	1,490
Other stock-based award activity	—	—	—	—	(486)	—	—	(486)
Balance as of September 30, 2024	16,980	$411,149	10,885	$10,885	$135,225	$(2,554)	$907,639	$1,462,344
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Cash flows from operating activities:
Net income	$159,491	$150,679
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(16,580)	(19,100)
Net amortization of debt premiums, discounts, and issuance costs	7,777	29,661
Net change in fair value of trading securities, loans held for sale, hedged items, and financial derivatives	(192,971)	(62,797)
(Gains)/losses on sale of mortgage loans	(9)	1,147
Gains on the sale of available-for-sale investment securities	—	(1,052)
Losses on sale of real estate owned	69	—
Total provision for/(release of) allowance for losses	16,828	7,618
Excess tax benefits related to stock-based awards	(624)	447
Deferred income taxes	(3,466)	(768)
Stock-based compensation expense	6,634	6,528
Purchases of loans held for sale	(7,770)	—
Proceeds from sale of loans held for sale	7,779	—
Proceeds from repayment of loans purchased as held for sale	38,991	28,302
Net change in:
Interest receivable	16,271	27,320
Guarantee and commitment fees receivable	(176)	131
Other assets	25,193	50,121
Accrued interest payable	43,469	32,803
Custodial deposit liability	(138,856)	(18,085)
Other liabilities	14,602	12,160
Net cash (used in)/provided by operating activities	(23,348)	245,115
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	—	(5,272)
Purchases of available-for-sale and held-to-maturity investment securities	(1,415,336)	(1,971,974)
Purchases of other investment securities	(3,326)	(1,770)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(1,021,065)	(1,522,510)
Purchases of loans held for investment	(3,750,840)	(2,580,492)
Purchases of defaulted loans	(2,544)	(317)
Proceeds from repayment of available-for-sale and held-to-maturity investment securities	815,370	1,049,268
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	1,819,693	2,669,746
Proceeds from repayment of loans purchased as held for investment	1,640,603	1,282,579
Proceeds from sale of real estate owned	725	—
Proceeds from sale of available-for-sale investment securities	—	115,247
Proceeds from sale of loans previously classified as held for investment	6,045	5,775
Proceeds from sale of Farmer Mac Guaranteed Securities	—	60,192
Net cash used in investing activities	(1,910,675)	(899,528)
Cash flows from financing activities:
Proceeds from issuance of discount notes	56,282,365	42,829,487
Proceeds from issuance of medium-term notes	10,019,083	5,721,174
Proceeds from issuance of debt securities of consolidated trusts	286,511	283,462
Payments to redeem discount notes	(56,746,196)	(42,371,640)
Payments to redeem medium-term notes	(7,870,320)	(5,593,883)
Payments to third parties on debt securities of consolidated trusts	(186,257)	(115,609)
Proceeds from common stock issuance	225	209
Proceeds from preferred stock issuance, net of stock issuance costs	96,889	—
Tax payments related to share-based awards	(5,108)	(4,388)
Retirement of preferred stock	—	(75,000)
Dividends paid on common and preferred stock	(66,153)	(66,050)
Net cash provided by financing activities	1,811,039	607,762
Net change in cash and cash equivalents	(122,984)	(46,651)
Cash, cash equivalents, and restricted cash at beginning of period	1,024,007	888,707
Cash, cash equivalents, and restricted cash at end of period	$901,023	$842,056

Non-cash activity:
Loans securitized as Farmer Mac Guaranteed Securities	41,156	85,114
Loans held for investment transferred to consolidated trusts	299,270	305,559
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

Table 1.1

	Variable Interest Entities
	As of September 30, 2025
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$2,205,213	$—	$2,205,213
Debt securities of consolidated trusts held by third parties (1)(2)	2,089,042	—	2,089,042
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	79,302	—	79,302
Maximum exposure to loss (3)	79,027	—	79,027
Investment securities:
Carrying value (4)	—	4,769,276	4,769,276
Maximum exposure to loss (3)(4)	—	4,959,042	4,959,042
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3)(5)(6)	392,358	—	392,358
(1)Includes borrower remittances of $1.4 million. The borrower remittances had not been passed through to third-party investors as of September 30, 2025.
(2)Includes $117.5 million in unamortized discount related to structured securitization transactions.
(3)Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.
(4)Includes auction-rate certificates, government-sponsored enterprise ("GSE") guaranteed mortgage-backed securities, and other mission related investments.
(5)The Agricultural Finance amount relates to unconsolidated trusts where Farmer Mac is not the primary beneficiary, either due to shared power with an unrelated party or a subordinate class majority holder has the unilateral right to remove Farmer Mac as Master Servicer without cause.
(6)Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the Consolidated Balance Sheets, which was $5.1 million as of September 30, 2025. The weighted average remaining maturity of the loans underlying the guarantee was 20.9 years as of September 30, 2025.

	Variable Interest Entities
	As of December 31, 2024
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$2,038,283	$—	$2,038,283
Debt securities of consolidated trusts held by third parties (1)(2)	1,929,628	—	1,929,628
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	59,317	—	59,317
Maximum exposure to loss (3)	58,985	—	58,985
Investment securities:
Carrying value (4)	—	4,212,258	4,212,258
Maximum exposure to loss (3)(4)	—	4,547,397	4,547,397
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3)(5)(6)	426,310	—	426,310
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
(5)The Agricultural Finance amount relates to unconsolidated trusts where Farmer Mac is not the primary beneficiary, either due to shared power with an unrelated party or a subordinate class majority holder has the unilateral right to remove Farmer Mac as Master Servicer without cause.
(6)Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the Consolidated Balance Sheets, which was $5.6 million as of December 31, 2024. The weighted average remaining maturity of the loans underlying the guarantee was 21.2 years as of December 31, 2024.

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock unit awards. The following schedule reconciles basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024:

Table 1.2

	For the Three Months Ended
	September 30, 2025			September 30, 2024
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$48,700	10,934	$4.45	$42,312	10,883	$3.89
Effect of dilutive securities(1)
SARs and restricted stock units	—	38	(0.01)	—	83	(0.03)
Diluted EPS	$48,700	10,972	$4.44	$42,312	10,966	$3.86
(1)For the three months ended September 30, 2025 and 2024, SARs and restricted stock units of 27,160 and 15,465, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended September 30, 2025 and 2024, contingent shares of unvested restricted stock units of 27,580 and 29,918, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$141,855	10,921	$12.99	$129,580	10,869	$11.93
Effect of dilutive securities(1)
SARs and restricted stock units	—	52	(0.06)	—	99	(0.11)
Diluted EPS	$141,855	10,973	$12.93	$129,580	10,968	$11.82
(1)For the nine months ended September 30, 2025 and 2024, SARs and restricted stock units of 53,955 and 36,033, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the nine months ended September 30, 2025 and 2024, contingent shares of unvested restricted stock units of 28,865 and 29,918, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three and nine months ended September 30, 2025 and 2024.

Table 1.3

	As of September 30, 2025				As of September 30, 2024
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(32,113)	$(9,240)	$23,688	$(17,665)	$(41,062)	$(8,972)	$40,893	$(9,141)
Other comprehensive income/(loss) before reclassifications	14,912	—	309	15,221	20,820	—	(9,663)	11,157
Amounts reclassified from AOCI	(2)	(147)	(2,838)	(2,987)	(3)	(350)	(4,217)	(4,570)
Net comprehensive income/(loss)	14,910	(147)	(2,529)	12,234	20,817	(350)	(13,880)	6,587
Ending Balance	$(17,203)	$(9,387)	$21,159	$(5,431)	$(20,245)	$(9,322)	$27,013	$(2,554)

For the Nine Months Ended:
Beginning Balance	$(37,575)	$(9,226)	$34,654	$(12,147)	$(68,447)	$(8,724)	$37,026	$(40,145)
Other comprehensive income/(loss) before reclassifications	20,379	—	(4,676)	15,703	49,042	—	2,755	51,797
Amounts reclassified from AOCI	(7)	(161)	(8,819)	(8,987)	(840)	(598)	(12,768)	(14,206)
Net comprehensive income/(loss)	20,372	(161)	(13,495)	6,716	48,202	(598)	(10,013)	37,591
Ending Balance	$(17,203)	$(9,387)	$21,159	$(5,431)	$(20,245)	$(9,322)	$27,013	$(2,554)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three and nine months ended September 30, 2025 and 2024:

Table 1.4

	For the Three Months Ended
	September 30, 2025			September 30, 2024
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale securities	$18,876	$3,964	$14,912	$26,354	$5,534	$20,820
Less reclassification adjustments included in:
Other income(1)	(2)	—	(2)	(4)	(1)	(3)
Total	$18,874	$3,964	$14,910	$26,350	$5,533	$20,817
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(2)	$(186)	$(39)	$(147)	$(443)	$(93)	$(350)
Total	$(186)	$(39)	$(147)	$(443)	$(93)	$(350)
Cash flow hedges
Unrealized gains/(losses) on cash flow hedges	$391	$82	$309	$(12,232)	$(2,569)	$(9,663)
Less reclassification adjustments included in:
Net interest income(3)	(3,593)	(755)	(2,838)	(5,337)	(1,120)	(4,217)
Total	$(3,202)	$(673)	$(2,529)	$(17,569)	$(3,689)	$(13,880)
Other comprehensive income	$15,486	$3,252	$12,234	$8,338	$1,751	$6,587
(1)Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.
(2)Represents amortization of unrealized gain/loss reported in AOCI prior to the reclassification of certain securities from available-for-sale to held-to-maturity, which occurred at fair value. The unrealized gain/loss will be amortized over the securities' remaining life with no impact on future net income.
(3)Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale securities	$25,797	$5,418	$20,379	$62,079	$13,037	$49,042
Less reclassification adjustments included in:
Gains on sale of available-for-sale investment securities(1)	—	—	—	(1,052)	(221)	(831)
Other income(2)	(8)	(1)	(7)	(12)	(3)	(9)
Total	$25,789	$5,417	$20,372	$61,015	$12,813	$48,202
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(3)	$(204)	$(43)	$(161)	$(757)	$(159)	$(598)
Total	$(204)	$(43)	$(161)	$(757)	$(159)	$(598)
Cash flow hedges
Unrealized (losses)/gains on cash flow hedges	$(5,920)	$(1,244)	$(4,676)	$3,488	$733	$2,755
Less reclassification adjustments included in:
Net interest income(4)	(11,163)	(2,344)	(8,819)	(16,163)	(3,395)	(12,768)
Total	$(17,083)	$(3,588)	$(13,495)	$(12,675)	$(2,662)	$(10,013)
Other comprehensive income	$8,502	$1,786	$6,716	$47,583	$9,992	$37,591
(1)Represents unrealized gains and losses on sales of available-for-sale securities.
(2)Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.
(3)Represents amortization of unrealized gain/loss reported in AOCI prior to the reclassification of certain securities from available-for-sale to held-to-maturity, which occurred at fair value. The unrealized gain/loss will be amortized over the securities' remaining life with no impact on future net income.
(4)Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

(c)New Accounting Standards

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements

Standard	Description	Effect on Consolidated Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The Update provides guidance on improvements to annual income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. Additionally, public entities must provide a separate disclosure for any reconciling item that meets a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The amendments should be applied on either a prospective or retrospective basis. Early adoption is permitted.
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

ASU 2025-06, Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The Update amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. It removes all references to "development stages" and establishes new criteria to be met for the entity to begin capitalizing software costs. New guidance is then given for how to evaluate whether the probable-to-complete recognition threshold has been met. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted.

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

2.INVESTMENT SECURITIES

Farmer Mac’s investment securities portfolio is comprised primarily of the following major security types, which is based on the issuer and associated security characteristics:

•U.S. Government guaranteed securities: single-family and multi-family mortgage-backed securities issued by Government National Mortgage Association (Ginnie Mae) and pass-through securities issued by the Small Business Administration, which are guaranteed by the U.S. Government;

•U.S. Government Sponsored Enterprise (“GSE”) guaranteed securities: single-family and multi-family mortgage-backed securities issued by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). GSE securities are not guaranteed by the U.S. government;

•U.S. Treasury Obligations: sovereign debt issued by the United States of America.

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of September 30, 2025 and December 31, 2024:

Table 2.1

	As of September 30, 2025
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(21)	$—	$(197)	$19,482
Floating rate Government/GSE guaranteed mortgage-backed securities	2,326,063	(1,423)	2,324,640	—	1,669	(12,459)	2,313,850
Fixed rate Government/GSE guaranteed mortgage-backed securities	2,967,739	(68,095)	2,899,644	—	28,975	(82,498)	2,846,121
Fixed rate U.S. Treasuries	1,477,292	(6,499)	1,470,793	—	6,028	(328)	1,476,493
Total available-for-sale	6,790,794	(76,017)	6,714,777	(21)	36,672	(95,482)	6,655,946
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	8,815	—	8,815	—	286	—	9,101
Total held-to-maturity	$8,815	$—	$8,815	$—	$286	$—	$9,101
(1)Amounts presented exclude $30.9 million of accrued interest receivable on investment securities as of September 30, 2025.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the Consolidated Statement of Operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 6.4% as of September 30, 2025.

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

Farmer Mac did not sell any securities from its available-for-sale or held-to-maturity investment portfolios during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, Farmer Mac sold floating rate government/GSE guaranteed mortgage-backed securities for $115.2 million from its available-for-sale investment portfolio, resulting in a gain of $1.1 million. These sales were done to rebalance the liquidity investment portfolio given the lower level of business volume activity while demonstrating that the portfolio provides strong contingent liquidity.

As of September 30, 2025 and December 31, 2024, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of September 30, 2025
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,482	$(197)
Floating rate Government/GSE guaranteed mortgage-backed securities	543,325	(1,394)	998,973	(11,065)
Fixed rate Government/GSE guaranteed mortgage-backed securities	155,569	(3,392)	998,254	(79,106)
Fixed rate U.S. Treasuries	35,047	(8)	243,217	(320)
Total	$733,941	$(4,794)	$2,259,926	$(90,688)

Number of securities in loss position		61		164

	As of December 31, 2024
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,476	$(197)
Floating rate Government/GSE guaranteed mortgage-backed securities	269,862	(420)	1,025,360	(13,530)
Fixed rate Government/GSE guaranteed mortgage-backed securities	999,793	(17,682)	946,166	(125,068)
Fixed rate U.S. Treasuries	590,307	(4,375)	58,523	(317)
Total	$1,859,962	$(22,477)	$2,049,525	$(139,112)

Number of securities in loss position		90		155

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to September 30, 2025 and December 31, 2024, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both September 30, 2025 and December 31, 2024, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government, a GSE, or had credit ratings of at least "AAA."

Securities in unrealized loss positions for 12 months or longer have a fair value as of September 30, 2025 that is, on average, approximately 96.1% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity, changes in credit spread, or changes in levels of interest rates.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of September 30, 2025 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of September 30, 2025
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$876,565	$877,887	4.05%
Due after one year through five years	2,267,630	2,272,750	4.14%
Due after five years through ten years	2,540,002	2,481,095	3.80%
Due after ten years	1,030,580	1,024,214	4.79%
Total	$6,714,777	$6,655,946	4.10%

3.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of September 30, 2025 and December 31, 2024:

Table 3.1

	As of September 30, 2025
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
AgVantage	$6,034,583	$—	$6,034,583	$(138)	$27,270	$(216,073)	$5,845,642
Farmer Mac Guaranteed Securities(3)	—	8,206	8,206	—	250	—	8,456
Total available-for-sale	$6,034,583	$8,206	$6,042,789	$(138)	$27,520	$(216,073)	$5,854,098
Held-to-maturity:
AgVantage	$1,647,063	$(25,178)	$1,621,885	$(128)	$9,156	$(8,575)	$1,622,338
Farmer Mac Guaranteed USDA Securities	70,821	23	70,844	—	1,484	(516)	71,812
Total Farmer Mac Guaranteed Securities	1,717,884	(25,155)	1,692,729	(128)	10,640	(9,091)	1,694,150
USDA Securities	2,372,316	16,864	2,389,180	—	17,166	(157,186)	2,249,160
Total held-to-maturity	$4,090,200	$(8,291)	$4,081,909	$(128)	$27,806	$(166,277)	$3,943,310
Trading:
USDA Securities(4)	$447	$29	$476	$—	$—	$(20)	$456
(1)Amounts presented exclude $60.3 million and $48.5 million of accrued interest receivable on available-for-sale and held-to-maturity securities, respectively, as of September 30, 2025.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the Consolidated Statement of Operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The fair value of $8.5 million relates to an interest-only security with a notional amount of $210.2 million.
(4)The trading USDA securities had a weighted average yield of 5.47% as of September 30, 2025.

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
(3)The fair value of $9.0 million relates to an interest-only security with a notional amount of $228.0 million.
(4)The trading USDA securities had a weighted average yield of 5.47% as of December 31, 2024.

As of September 30, 2025 and December 31, 2024, unrealized losses on available-for-sale and held-to-maturity on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of September 30, 2025
	Available-for-Sale and Held-to-Maturity Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Available-for-sale:
AgVantage	$446,255	$(3,745)	$3,438,088	$(212,328)
Total available-for-sale	$446,255	$(3,745)	$3,438,088	$(212,328)

Held-to-maturity:
AgVantage	$588,063	$(3,345)	$539,729	$(5,230)
Farmer Mac Guaranteed USDA Securities	—	—	38,360	(516)
USDA Securities	—	—	1,789,302	(157,186)
Total held-to-maturity	$588,063	$(3,345)	$2,367,391	$(162,932)

	As of December 31, 2024
	Available-for-Sale and Held-to-Maturity Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Available-for-sale:
AgVantage	$1,152,227	$(12,889)	$3,649,845	$(314,587)
Total available-for-sale	$1,152,227	$(12,889)	$3,649,845	$(314,587)

Held-to-maturity:
AgVantage	$998,200	$(3,326)	$1,187,464	$(18,266)
Farmer Mac Guaranteed USDA Securities	30,912	(529)	8,070	(691)
USDA Securities	8,938	(164)	2,099,695	(258,026)
Total held-to-maturity	$1,038,050	$(4,019)	$3,295,229	$(276,983)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to September 30, 2025 and December 31, 2024, as applicable.

The credit exposure related to Farmer Mac's USDA Securities and Farmer Mac Guaranteed USDA Securities in the Agricultural Finance line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 51 and 66 available-for-sale securities as of September 30, 2025 and December 31, 2024, respectively. There were 22 and 45 held-to-maturity AgVantage securities with an unrealized loss as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, 48 and 54 available-for-sale AgVantage securities had been in a loss position for more than 12 months, respectively. As of September 30, 2025 and December 31, 2024, there were 17 and 26 held-to-maturity AgVantage securities, respectively, in a loss position for more than 12 months.

During the three and nine months ended September 30, 2025 and 2024, Farmer Mac had no sales of Farmer Mac Guaranteed Securities or USDA Securities, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity securities by remaining contractual maturity as of September 30, 2025 are set forth below. The balances presented are based on their contractual maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of September 30, 2025
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$755,000	$753,819	4.37%
Due after one year through five years	3,312,473	3,282,253	3.81%
Due after five years through ten years	1,041,694	972,023	3.51%
Due after ten years	933,622	846,003	3.99%
Total	$6,042,789	$5,854,098	3.85%
(1)Amounts presented exclude $60.3 million of accrued interest receivable.

	As of September 30, 2025
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$590,175	$587,330	3.58%
Due after one year through five years	497,963	498,841	4.61%
Due after five years through ten years	326,128	302,526	3.79%
Due after ten years	2,667,643	2,554,613	4.36%
Total	$4,081,909	$3,943,310	4.28%
(1)Amounts presented exclude $48.5 million of accrued interest receivable.

4.FINANCIAL DERIVATIVES

Farmer Mac enters into financial derivative transactions to protect against risk from the effects of market price, or interest rate movements, on the value of certain assets, future cash flows, or debt issuance, and not for trading or speculative purposes. Certain financial derivatives are designated as fair value hedges of fixed rate assets, classified as available-for-sale, to protect against fair value changes in the assets related to changes in a benchmark interest rate (e.g., Secured Overnight Financing Rate ("SOFR")). Certain other financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt. Certain financial derivatives are not designated in hedge accounting relationships.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $23.1 million and $15.8 million of accrued interest receivable and $3.7 million and $4.9 million of accrued interest payable on uncleared swaps as of September 30, 2025 and December 31, 2024, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the Consolidated Balance Sheets.

Table 4.1

	As of September 30, 2025
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$6,913,685	$2,084	$(3,320)	4.45%	3.52%		1.21
Pay fixed non-callable	10,324,870	2,067	(3,379)	2.79%	4.30%		8.75
Receive fixed callable	4,747,883	21,310	(25,572)	4.32%	3.76%		3.04
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	463,000	9,965	(123)	1.93%	4.63%		3.18
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	151,559	443	(77)	2.97%	4.50%		3.01
Receive fixed non-callable	1,390,415	189	—	4.28%	4.00%		0.42
Basis swaps	614,384	2	(274)	4.43%	4.27%		3.31
Treasury futures	52	202	(11)			112.87
Netting adjustments(1)	—	(3,595)	3,595
Total financial derivatives	$24,605,848	$32,667	$(29,161)
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

As of September 30, 2025, Farmer Mac expects to reclassify $7.2 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after September 30, 2025.

The following tables summarize the net income/(expense) recognized in the Consolidated Statements of Operations related to derivatives for the three and nine months ended September 30, 2025 and 2024:

Table 4.2

	For the Three Months Ended September 30, 2025
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations	$93,398	$123,484	$198,459	$(316,864)	$(1,062)	$97,415
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	7,541	23,004	12,857	(29,051)	—	14,351
Recognized on hedged items	14,558	57,249	21,659	(102,584)	—	(9,118)
Premium/discount amortization recognized on hedged items	690	—	—	(581)	—	109
Income/(expense) related to interest settlements on fair value hedging relationships	$22,789	$80,253	$34,516	$(132,216)	$—	$5,342

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(7,584)	$(19,533)	$(10,864)	$26,984	$—	$(10,997)
Recognized on hedged items	7,376	19,248	10,436	(26,200)	—	10,860
(Losses)/gains on fair value hedging relationships	$(208)	$(285)	$(428)	$784	$—	$(137)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$3,593	$—	$3,593
Recognized on hedged items	—	—	—	(5,837)	—	(5,837)
Discount amortization recognized on hedged items	—	—	—	(22)	—	(22)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,266)	$—	$(2,266)

Losses on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$474	$474
Interest expense on interest rate swaps	—	—	—	—	(707)	(707)
Treasury futures	—	—	—	—	(829)	(829)
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$(1,062)	$(1,062)

	For the Three Months Ended September 30, 2024
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations:	$88,879	$156,602	$162,247	$(320,937)	$(1,934)	$84,857
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	10,774	39,127	17,878	(69,433)	—	(1,654)
Recognized on hedged items	11,476	54,513	17,544	(106,154)	—	(22,621)
Premium/discount amortization recognized on hedged items	623	—	—	(688)	—	(65)
Income/(expense) related to interest settlements on fair value hedging relationships	$22,873	$93,640	$35,422	$(176,275)	$—	$(24,340)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$(60,799)	$(189,698)	$(98,464)	$212,027	$—	$(136,934)
Recognized on hedged items	60,915	189,141	98,015	(210,932)	—	137,139
Gains/(losses) on fair value hedging relationships	$116	$(557)	$(449)	$1,095	$—	$205

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$5,338	$—	$5,338
Recognized on hedged items	—	—	—	(7,918)	—	(7,918)
Discount amortization recognized on hedged items	—	—	—	(14)	—	(14)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,594)	$—	$(2,594)

Losses on financial derivatives not designated in hedge relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(1,310)	$(1,310)
Interest expense on interest rate swaps	—	—	—	—	(858)	(858)
Treasury futures	—	—	—	—	234	234
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$(1,934)	$(1,934)

	For the Nine Months Ended September 30, 2025
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations	$265,691	$374,824	$555,262	$(909,564)	$(3,618)	$282,595
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	21,887	66,809	37,742	(85,320)	—	41,118
Recognized on hedged items	41,789	169,792	60,261	(306,677)	—	(34,835)
Premium/discount amortization recognized on hedged items	1,917	—	—	(1,964)	—	(47)
Income/(expense) related to interest settlements on fair value hedging relationships	$65,593	$236,601	$98,003	$(393,961)	$—	$6,236

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(60,853)	$(139,496)	$(63,445)	$144,818	$—	$(118,976)
Recognized on hedged items	60,625	139,035	64,277	(141,290)	—	122,647
(Losses)/gains on fair value hedging relationships	$(228)	$(461)	$832	$3,528	$—	$3,671

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$11,163	$—	$11,163
Recognized on hedged items	—	—	—	(18,290)	—	(18,290)
Discount amortization recognized on hedged items	—	—	—	(60)	—	(60)
Expense recognized on cash flow hedges	$—	$—	$—	$(7,187)	$—	$(7,187)

Losses on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(3,063)	$(3,063)
Interest expense on interest rate swaps	—	—	—	—	(597)	(597)
Treasury futures	—	—	—	—	42	42
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$(3,618)	$(3,618)

	For the Nine Months Ended September 30, 2024
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations:	$258,341	$489,478	$459,932	$(947,252)	$(1,654)	$258,845
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	31,479	118,593	53,554	(229,642)	—	(26,016)
Recognized on hedged items	31,734	158,869	50,847	(319,876)	—	(78,426)
Premium/discount amortization recognized on hedged items	1,555	—	—	(2,156)	—	(601)
Income/(expense) related to interest settlements on fair value hedging relationships	$64,768	$277,462	$104,401	$(551,674)	$—	$(105,043)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$(29,549)	$(101,186)	$(37,096)	$188,182	$—	$20,351
Recognized on hedged items	30,032	101,890	38,842	(185,304)	—	(14,540)
Gains/(losses) on fair value hedging relationships	$483	$704	$1,746	$2,878	$—	$5,811

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$16,162	$—	$16,162
Recognized on hedged items	—	—	—	(24,023)	—	(24,023)
Discount amortization recognized on hedged items	—	—	—	(42)	—	(42)
Expense recognized on cash flow hedges	$—	$—	$—	$(7,903)	$—	$(7,903)

Losses on financial derivatives not designated in hedge relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(581)	$(581)
Interest expense on interest rate swaps	—	—	—	—	(1,379)	(1,379)
Treasury futures	—	—	—	—	306	306
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$(1,654)	$(1,654)

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of September 30, 2025 and December 31, 2024:

Table 4.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(in thousands)
Investment securities, Available-for-Sale, at fair value(1)	$1,737,542	$1,477,880	$(56,513)	$(117,137)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value(2)	5,817,102	5,478,484	(168,323)	(307,358)
Loans held for investment, at amortized cost	2,137,711	1,816,738	(308,167)	(372,444)
Notes Payable(3)	(11,506,463)	(11,899,049)	7,710	148,999
(1)Amortized cost of $1.8 billion and $1.6 billion as of September 30, 2025 and December 31, 2024, respectively.
(2)Amortized cost of $6.0 billion and $5.8 billion as of September 30, 2025 and December 31, 2024, respectively.
(3)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of September 30, 2025 and December 31, 2024:

Table 4.4

	September 30, 2025
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Netting Adjustments	Financial instruments pledged	Cash Collateral	Net Amount(2)
	(in thousands)
Assets:
Uncleared derivatives	$32,019	$—	$32,019	$(19,187)	$—	$(12,630)	$202
Cleared derivatives	4,172	(3,595)	577	—	—	—	577
Total	$36,191	$(3,595)	$32,596	$(19,187)	$—	$(12,630)	$779

Liabilities:
Uncleared derivatives	$(29,129)	$—	$(29,129)	$19,187	$—	$6,589	$(3,353)
Cleared derivatives	(3,595)	3,595	—	—	—	—	—
Total	$(32,724)	$3,595	$(29,129)	$19,187	$—	$6,589	$(3,353)
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. As of September 30, 2025, Farmer Mac had additional net exposure of $232.9 million due to instances where Farmer Mac's collateral to a counterparty exceeded the net derivative position and $15.5 million due to instances where Farmer Mac's collateral from a counterparty exceeded the net derivative position.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the Consolidated Balance Sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of September 30, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of September 30, 2025 and December 31, 2024, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $24.6 billion notional amount of interest rate swaps outstanding as of September 30, 2025, $19.0 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $24.9 billion notional amount of interest rate swaps outstanding as of December 31, 2024, $19.1 billion were cleared through the CME.

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

The following table includes loans held for investment and loans held for sale and displays the composition of the loan balances as of September 30, 2025 and December 31, 2024:

Table 5.1

	As of September 30, 2025			As of December 31, 2024
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$5,915,220	$2,205,213	$8,120,433	$5,414,732	$2,038,283	$7,453,015
Corporate AgFinance	1,452,398	—	1,452,398	1,381,674	—	1,381,674
Total Agricultural Finance loans	7,367,618	2,205,213	9,572,831	6,796,406	2,038,283	8,834,689
Infrastructure Finance loans	6,148,280	—	6,148,280	4,774,483	—	4,774,483
Total unpaid principal balance(1)	13,515,898	2,205,213	15,721,111	11,570,889	2,038,283	13,609,172
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(323,781)	—	(323,781)	(381,311)	—	(381,311)
Total loans	13,192,117	2,205,213	15,397,330	11,189,578	2,038,283	13,227,861
Allowance for losses	(34,517)	(823)	(35,340)	(22,594)	(629)	(23,223)
Total loans, net of allowance	$13,157,600	$2,204,390	$15,361,990	$11,166,984	$2,037,654	$13,204,638
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of September 30, 2025 and December 31, 2024:

Table 5.2

	September 30, 2025	December 31, 2024
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$11,134	$5,132
Corporate AgFinance	7,128	5,379
Total Agricultural Finance loans	18,262	10,511
Infrastructure Finance loans	17,078	12,712
Total	$35,340	$23,223

The following is a summary of the changes in the allowance for losses for the three and nine months ended September 30, 2025 and 2024:

Table 5.3

	September 30, 2025				September 30, 2024
	Agricultural Finance loans			Infrastructure Finance loans(3)	Agricultural Finance loans			Infrastructure Finance loans(3)
	Farm & Ranch(1)	Corporate AgFinance(2)	Total		Farm & Ranch(1)	Corporate AgFinance(2)	Total
	(in thousands)
For the Three Months Ended
Beginning Balance	$6,635	$6,943	$13,578	$16,378	$4,676	$4,014	$8,690	$7,810
Provision for losses	4,067	2,811	6,878	700	156	1,755	1,911	1,540
Charge-offs	(1,243)	(3,180)	(4,423)	—	—	—	—	—
Recovery	1,675	554	2,229	—	—	—	—	—
Ending Balance	$11,134	$7,128	$18,262	$17,078	$4,832	$5,769	$10,601	$9,350

For the Nine Months Ended
Beginning Balance	$5,132	$5,379	$10,511	$12,712	$3,936	$2,948	$6,884	$9,147
Provision for/(release of) losses	8,410	4,252	12,662	4,366	997	6,763	7,760	203
Charge-offs	(4,083)	(3,180)	(7,263)	—	(101)	(3,942)	(4,043)	—
Recovery	1,675	677	2,352	—	—	—	—	—
Ending Balance	$11,134	$7,128	$18,262	$17,078	$4,832	$5,769	$10,601	$9,350
(1)As of September 30, 2025 and 2024, the allowance for losses for Agricultural Finance Farm & Ranch loans includes $2.3 million and $1.2 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(2)As of September 30, 2025 and 2024, the allowance for losses for Agricultural Finance Corporate AgFinance loans includes $1.0 million and $1.1 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(3)As of both September 30, 2025 and 2024, the allowance for losses for Infrastructure Finance loans includes no allowance for collateral dependent assets.

The $6.9 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the quarter ended September 30, 2025 consisted of:

•$3.3 million related to estimated decreases in land values of specific properties affected by ground water issues in California;
•$4.9 million related to increased loss estimates on certain agricultural storage and processing substandard loans; and
•$1.0 million related to increases in loan volume.

These increases to the provision were partially offset by recoveries of $2.2 million related to permanent planting loans that were previously charged off.

During third quarter 2025, we charged off $4.4 million attributable to the amount that we deemed uncollectible related to three borrowers.

The $0.7 million net provision to the allowance for the Infrastructure Finance portfolio during the quarter ended September 30, 2025 was primarily attributable to net volume growth and a credit downgrade on a single borrower within Broadband Infrastructure, partially offset by improved economic forecasts.

The $12.7 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the nine months ended September 30, 2025 was primarily attributable to the factors noted above, along with credit downgrades and net volume growth.

The $4.4 million net provision to the allowance for the Infrastructure Finance portfolio during the nine months ended September 30, 2025 was primarily attributable to net volume growth and credit downgrades.

The $1.5 million net provision to the allowance for the Infrastructure Finance portfolio during the quarter ended September 30, 2024 was primarily attributable to net volume growth. The $1.9 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the quarter ended September 30, 2024 was primarily attributable to risk rating downgrades.

The $0.2 million net provision to the allowance for the Infrastructure Finance portfolio during the nine months ended September 30, 2024 was primarily attributable to net volume growth. The $7.8 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the nine months ended September 30, 2024 was primarily attributable to credit downgrades related to two permanent planting borrower relationships and other risk rating downgrades.

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of September 30, 2025 and December 31, 2024:

Table 5.4

	As of September 30, 2025
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual Loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$7,873,393	$34,291	$10,809	$13,740	$58,840	$188,200	$8,120,433
Corporate AgFinance	1,398,816	—	—	—	—	53,582	1,452,398
Total Agricultural Finance loans	9,272,209	34,291	10,809	13,740	58,840	241,782	9,572,831
Infrastructure Finance loans	6,135,564	—	—	—	—	12,716	6,148,280
Total	$15,407,773	$34,291	$10,809	$13,740	$58,840	$254,498	$15,721,111
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
(4)Includes $39.5 million of nonaccrual loans for which there was no associated allowance. During the three and nine months ended September 30, 2025, Farmer Mac received $1.9 million and $5.0 million in interest on nonaccrual loans, respectively.

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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Infrastructure Finance loans held as of September 30, 2025 and December 31, 2024, by year of origination:

Table 5.5

	As of September 30, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$1,136,666	$906,673	$463,709	$932,214	$1,462,387	$1,968,424	$387,741	$7,257,814
Special mention(2)	160,944	154,433	35,925	43,054	30,912	55,304	22,243	502,815
Substandard(3)	12,019	32,023	32,421	69,490	36,028	151,575	26,248	359,804
Total	$1,309,629	$1,093,129	$532,055	$1,044,758	$1,529,327	$2,175,303	$436,232	$8,120,433

For the Three Months Ended September 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$721	$522	$—	$1,243

For the Nine Months Ended September 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$721	$1,687	$1,675	$4,083
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

	As of September 30, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$235,810	$185,210	$129,135	$58,287	$146,858	$256,876	$290,390	$1,302,566
Special mention(2)	—	11,841	—	—	—	26,379	10,261	48,481
Substandard(3)	—	—	7,312	—	24,711	44,987	24,341	101,351
Total	$235,810	$197,051	$136,447	$58,287	$171,569	$328,242	$324,992	$1,452,398

For the Three Months Ended September 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$3,180	$—	$—	$3,180

For the Nine Months Ended September 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$3,180	$—	$—	$3,180
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

	As of September 30, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$1,048,515	$1,342,238	$582,192	$525,640	$183,246	$1,697,185	$689,950	$6,068,966
Special mention(2)	—	—	—	7,152	—	—	—	7,152
Substandard(3)	—	—	26,542	45,620	—	—	—	72,162
Total	$1,048,515	$1,342,238	$608,734	$578,412	$183,246	$1,697,185	$689,950	$6,148,280

For the Three Months Ended September 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

6.GUARANTEES AND COMMITMENTS

Farmer Mac has recorded a liability for its obligation to stand ready under our Long-Term Standby Purchase Commitments ("LTSPCs") in the guarantee and commitment obligation on the consolidated balance sheets. The following table presents Farmer Mac's liability, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs (excluding offsets from recourse provisions, third-party recoveries, or loan collateral), the weighted-average remaining maturity of loans underlying LTSPCs, and the amount of the reserve for losses for the periods indicated:

Table 6.1

	As of September 30, 2025	As of December 31, 2024
	(dollars in thousands)
Guarantee and commitment obligation	$43,313	$42,731
Maximum principal amount	4,463,288	4,029,019
Weighted-average remaining maturity	14.4 years	14.5 years
Reserve for losses	1,578	1,623

7.NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac. Discount notes generally have original maturities of 1 year or less, whereas medium-term notes generally have original maturities of 0.5 years to 25.0 years.

The following tables set forth information related to Farmer Mac's borrowings as of September 30, 2025 and December 31, 2024:

Table 7.1

	September 30, 2025
	Outstanding as of September 30		Average Outstanding During the Quarter
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,697,407	4.02%	$1,652,951	4.24%
Medium-term notes	3,229,398	4.20%	3,312,239	4.30%
Current portion of medium-term notes	5,219,770	2.94%
Total due within one year	$10,146,575	3.52%
Due after one year:
Medium-term notes due in:
Two years	$6,426,273	3.42%
Three years	3,903,276	3.91%
Four years	2,540,026	4.40%
Five years	3,545,517	3.97%
Thereafter	2,642,823	2.80%
Total due after one year	$19,057,915	3.67%
Total principal net of discounts	$29,204,490	3.61%
Hedging adjustments	(7,710)
Total	$29,196,780

	December 31, 2024
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,167,258	4.42%	$1,928,884	5.11%
Medium-term notes	2,343,264	4.64%	1,000,290	5.28%
Current portion of medium-term notes	5,927,101	3.20%
Total due within one year	$10,437,623	3.77%
Due after one year:
Medium-term notes due in:
Two years	$4,844,538	2.66%
Three years	3,822,999	3.53%
Four years	2,732,980	4.13%
Five years	2,491,831	4.41%
Thereafter	3,190,202	2.63%
Total due after one year	$17,082,550	3.34%
Total principal net of discounts	$27,520,173	3.51%
Hedging adjustments	(148,999)
Total	$27,371,174

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the nine months ended September 30, 2025 and 2024 was $2.1 billion and $2.3 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2025 as of September 30, 2025:

Table 7.2

Debt Callable in 2025 as of September 30, 2025, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2026	$1,083,332	1.58%
2027	659,736	2.37%
2028	309,478	3.74%
2029	205,731	3.81%
Thereafter	1,318,391	2.48%
Total	$3,576,668	2.37%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of September 30, 2025, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2025	$8,025,013	4.11%
2026	6,377,935	2.91%
2027	3,983,848	3.35%
2028	3,382,518	4.04%
2029	2,547,171	4.30%
Thereafter	4,888,005	3.23%
Total principal net of discounts	$29,204,490	3.61%

During the nine months ended September 30, 2025 and 2024, Farmer Mac called $1.7 billion and $1.2 billion of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of September 30, 2025, Farmer Mac had not used this borrowing authority.

8.EQUITY

Common Stock

During each of the first, second, and third quarters 2025, Farmer Mac paid a quarterly dividend of $1.50 per share on all classes of its common stock. For each quarter in 2024, Farmer Mac paid a quarterly dividend of $1.40 per share on all classes of its common stock.

Preferred Stock

In August 2025, Farmer Mac issued 4.0 million shares of 6.500% non-cumulative perpetual Series H preferred stock, par value $25.00 per share. Farmer Mac incurred direct costs of $3.1 million related to the issuance of the Series H preferred stock. The dividend rate on the Series H preferred stock will remain at a non-cumulative, fixed rate of 6.500% per year, when, as, and if a dividend is declared by the Board of Directors of Farmer Mac, for so long as the Series H preferred stock remains outstanding. The Series H preferred stock has no maturity date, but Farmer Mac has the option to redeem the preferred stock at any time on any dividend payment date on and after October 17, 2030.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both September 30, 2025 and December 31, 2024, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of September 30, 2025, Farmer Mac's minimum capital requirement was $969.1 million and its core capital level was $1.7 billion, which was $723.4 million above the minimum capital requirement as of that date. As of December 31, 2024, Farmer Mac's minimum capital requirement was $917.6 million and its core capital level was $1.5 billion, which was $583.5 million above the minimum capital requirement as of that date.

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

9.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 9.1

Assets and Liabilities Measured at Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,482	$19,482
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,313,850	—	2,313,850
Fixed rate Government/GSE guaranteed mortgage-backed securities	—	2,846,121	—	2,846,121
Fixed rate U.S. Treasuries	1,476,493	—	—	1,476,493
Total Available-for-sale Investment Securities	1,476,493	5,159,971	19,482	6,655,946
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,845,642	5,845,642
Farmer Mac Guaranteed Securities	—	—	8,456	8,456
Total Farmer Mac Guaranteed Securities	—	—	5,854,098	5,854,098
USDA Securities:
Trading	—	—	456	456
Total USDA Securities	—	—	456	456
Financial derivatives	202	32,465	—	32,667
Guarantee Asset	—	—	5,049	5,049
Total Assets at fair value	$1,476,695	$5,192,436	$5,879,085	$12,548,216
Liabilities:
Financial derivatives	$11	$29,150	$—	$29,161
Total Liabilities at fair value	$11	$29,150	$—	$29,161
(1) Level 3 assets represent 18% of total assets and 47% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,476	$19,476
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,305,725	—	2,305,725
Fixed rate Government/GSE guaranteed mortgage-backed securities	—	2,337,967	—	2,337,967
Fixed rate U.S. Treasuries	1,289,846	—	—	1,289,846
Total Available-for-sale Investment Securities	1,289,846	4,643,692	19,476	5,953,014
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,505,531	5,505,531
Farmer Mac Guaranteed Securities	—	—	9,015	9,015
Total Farmer Mac Guaranteed Securities	—	—	5,514,546	5,514,546
USDA Securities:
Trading	—	—	818	818
Total USDA Securities	—	—	818	818
Loans:
Loans held for sale, at lower of cost or fair value	—	6,160	—	6,160
Total Loans	—	6,160	—	6,160
Financial derivatives	47	27,742	—	27,789
Guarantee Asset	—	—	5,382	5,382
Total Assets at fair value	$1,289,893	$4,677,594	$5,540,222	$11,507,709
Liabilities:
Financial derivatives	$—	$77,326	$—	$77,326
Total Liabilities at fair value	$—	$77,326	$—	$77,326
(1) Level 3 assets represent 18% of total assets and 48% of financial instruments measured at fair value.

There were no material assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2025 or December 31, 2024.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the three and nine months ended September 30, 2025 and 2024, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three and nine months ended September 30, 2025 and 2024.

Table 9.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2025
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains/(losses) included in Income	Unrealized gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,475	$—	$—	$7	$—	$—	$19,482
Total available-for-sale	19,475	—	—	7	—	—	19,482
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,722,890	350,000	(249,516)	53	19,290	2,925	5,845,642
Farmer Mac Guaranteed Securities	8,613	—	(164)	—	—	7	8,456
Total available-for-sale	5,731,503	350,000	(249,680)	53	19,290	2,932	5,854,098
USDA Securities:
Trading	560	—	(109)	—	5	—	456
Total USDA Securities	560	—	(109)	—	5	—	456
Guarantee and commitment obligations:
Guarantee Asset	5,141	—	(84)	—	(8)	—	5,049
Total Guarantee and commitment obligations	5,141	—	(84)	—	(8)	—	5,049
Total Assets at fair value	$5,756,679	$350,000	$(249,873)	$60	$19,287	$2,932	$5,879,085

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2024
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains included in Income	Unrealized (losses)/gains included in Other Comprehensive Income	Ending Balance
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

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2025
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains/(losses) included in Income	Unrealized losses included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,476	$—	$—	$6	$—	$—	$19,482
Total available-for-sale	19,476	—	—	6	—	—	19,482
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,505,531	750,000	(542,365)	98	139,168	(6,790)	5,845,642
Farmer Mac Guaranteed Securities	9,015	—	(504)	—	—	(55)	8,456
Total available-for-sale	5,514,546	750,000	(542,869)	98	139,168	(6,845)	5,854,098
USDA Securities:
Trading	818	—	(381)	—	19	—	456
Total USDA Securities	818	—	(381)	—	19	—	456
Guarantee and commitment obligations:
Guarantee Asset	5,382	—	(255)	—	(78)	—	5,049
Total Guarantee and commitment obligations	5,382	—	(255)	—	(78)	—	5,049
Total Assets at fair value	$5,540,222	$750,000	$(543,505)	$104	$139,109	$(6,845)	$5,879,085

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2024
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains/(losses) included in Income	Unrealized gains included in Other Comprehensive Income	Ending Balance
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

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of September 30, 2025 and December 31, 2024:

Table 9.3

	As of September 30, 2025
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,482	Indicative bids	Range of broker quotes	99.0% - 99.0% (99.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,845,642	Discounted cash flow	Discount rate	4.4% - 5.1% (4.6%)
Farmer Mac Guaranteed Securities	$8,456	Discounted cash flow	Discount rate	4.5%
			CPR	3%

USDA Securities	$456	Discounted cash flow	Discount rate	4.9% - 5.1% (4.9%)
			CPR	11% - 13% (12%)

Guarantee Asset	$5,049	Discounted cash flow	Discount rate	4.5%
			CPR	3%

	As of December 31, 2024
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,476	Indicative bids	Range of broker quotes	99.0% - 99.0% (99.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$5,505,531	Discounted cash flow	Discount rate	5.0% - 5.5% (5.1%)
Farmer Mac Guaranteed Securities	$9,015	Discounted cash flow	Discount rate	7.9%
			CPR	3%

USDA Securities	$818	Discounted cash flow	Discount rate	5.3% - 5.4% (5.3%)
			CPR	12% - 12% (12%)

Guarantee Asset	$5,382	Discounted cash flow	Discount rate	7.9%
			CPR	3%

The significant unobservable input used in the fair value measurements of AgVantage securities is the discount rate commensurate with the risks involved. Typically, significant increases (decreases) in this input in isolation may result in materially lower (higher) fair value measurements. Generally, in a rising interest rate environment, Farmer Mac would expect average discount rates to increase. Conversely, in a declining interest rate environment, Farmer Mac would expect average discount rates to decrease. CPR are not presented in the table above for AgVantage securities because they generally have fixed maturity dates when the secured general obligations are due and do not prepay.

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of September 30, 2025 and December 31, 2024:

Table 9.4

	As of September 30, 2025		As of December 31, 2024
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$901,023	$901,023	$1,024,007	$1,024,007
Investment securities	6,679,390	6,679,104	5,973,571	5,973,301
Farmer Mac Guaranteed Securities	7,548,248	7,546,699	8,215,646	8,232,234
USDA Securities	2,249,616	2,389,636	2,113,342	2,371,352
Loans	15,297,680	15,361,990	12,924,604	13,204,638
Financial derivatives	32,667	32,667	27,789	27,789
Guarantee and commitment fees receivable	57,634	50,775	57,562	50,499
Financial liabilities:
Notes payable	28,824,748	29,196,780	26,759,873	27,371,174
Debt securities of consolidated trusts held by third parties	2,125,993	2,089,042	1,910,302	1,929,628
Financial derivatives	29,161	29,161	77,326	77,326
Guarantee and commitment obligations	55,284	48,426	55,388	48,326

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

The Funding segment includes the financial results of Farmer Mac's debt issuance, hedging, asset/liability management, and capital allocation strategies. Farmer Mac allocates interest expense to each of the other segments using a funds transfer pricing process. The Funding segment reflects the benefits and costs from Farmer Mac's funding and hedging strategies.

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

The Chief Executive Officer serves as the Chief Operating Decision Maker ("CODM"). The CODM reviews segment core earnings to make decisions about allocating resources and to assess the financial performance of the segments. The main difference between core earnings and net income is the exclusion of the effects of fair value fluctuations. These fluctuations are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is expected. Another difference is that core earnings excludes specified infrequent or unusual transactions that are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. The CODM also looks at changes in the segments' on- and off-balance sheet unpaid paid principal balances to assess the performance of the segments.

The following tables present segment core earnings and assets for the three and nine months ended September 30, 2025 and 2024.

Table 10.1

Core Earnings by Business Segment
For the Three Months Ended September 30, 2025
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$154,020	$26,662	$69,746	$13,375	$28,616	$36,139	$86,783	$415,341
Interest expense(1)	(118,081)	(17,615)	(63,810)	(8,996)	(20,886)	(1,686)	(85,790)	(316,864)
Less: reconciling adjustments(2)(3)	(1,099)	—	(26)	—	—	324	93	(708)
Net effective spread	34,840	9,047	5,910	4,379	7,730	34,777	1,086	97,769
Guarantee and commitment fees(3)	4,572	218	212	701	429	—	—	6,132
Other income/(expense)	1,080	111	(7)	—	—	—	(1)	1,183
(Provision for)/release of losses	(4,050)	(2,787)	424	(410)	(616)	—	6	(7,433)
Operating expenses(1)	(6,721)	(3,131)	(1,122)	(1,362)	(1,649)	(2,712)	(760)	(17,457)
Income tax (expense)/benefit	(6,240)	(727)	(1,137)	(695)	(1,238)	(6,734)	(70)	(16,841)
Segment core earnings	$23,481	$2,731	$4,280	$2,613	$4,656	$25,331	$261	$63,353

Reconciliation to net income:
Net effects of derivatives and trading securities								$(1,193)
Unallocated (expenses)/income								(12,311)
Income tax effect related to reconciling items								5,154
Net income								$55,003

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,218,755	$1,891,228	$7,426,517	$1,299,097	$2,283,565	$—	$—	$31,119,162
Off-balance sheet assets under management								(5,264,616)
Unallocated assets								7,525,014
Total assets on the Consolidated Balance Sheets								$33,379,560
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

Core Earnings by Business Segment
For the Three Months Ended September 30, 2024
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$155,634	$24,834	$64,345	$9,955	$15,679	$58,095	$79,186	$407,728
Interest expense(1)	(118,818)	(18,437)	(59,531)	(7,161)	(11,869)	(26,878)	(78,243)	(320,937)
Less: reconciling adjustments(2)(3)	(1,061)	—	(29)	—	—	(305)	—	(1,395)
Net effective spread	35,755	6,397	4,785	2,794	3,810	30,912	943	85,396
Guarantee and commitment fees(3)	4,304	168	232	106	187	—	—	4,997
Other income/(expense)	1,176	39	—	—	—	—	10	1,225
Release of/(provision for) losses	10	(1,779)	(196)	(955)	(337)	—	(1)	(3,258)
Operating expenses(1)	(6,180)	(1,893)	(1,009)	(887)	(1,204)	(2,354)	(638)	(14,165)
Income tax (expense)/benefit	(7,364)	(616)	(801)	(222)	(515)	(5,997)	(66)	(15,581)
Segment core earnings	$27,701	$2,316	$3,011	$836	$1,941	$22,561	$248	$58,614

Reconciliation to net income:
Net effects of derivatives and trading securities								$(1,263)
Unallocated (expense)/income								(10,683)
Income tax effect related to reconciling items								3,160
Net income								$49,828

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,090,374	$1,842,780	$6,794,435	$645,706	$1,095,008	$—	$—	$28,468,303
Off-balance sheet assets under management								(4,562,819)
Unallocated assets								6,709,737
Total assets on the Consolidated Balance Sheets								$30,615,221
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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2025
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$455,919	$77,268	$202,188	$36,367	$72,425	$104,736	$246,874	$1,195,777
Interest expense(1)	(348,394)	(50,972)	(185,234)	(24,490)	(53,356)	(5,066)	(242,052)	(909,564)
Less: reconciling adjustments(2)(3)	(3,090)	—	(79)	—	—	(1,621)	229	(4,561)
Net effective spread	104,435	26,296	16,875	11,877	19,069	98,049	5,051	281,652
Guarantee and commitment fees(3)	13,674	639	648	1,601	932	—	—	17,494
Other income/(expense)	2,615	456	(7)	—	8	—	35	3,107
(Provision for)/release of losses	(8,351)	(4,229)	274	(847)	(3,680)	—	5	(16,828)
Operating expenses(1)	(20,336)	(7,642)	(3,401)	(3,688)	(4,917)	(8,515)	(2,471)	(50,970)
Income tax (expense)/benefit	(19,323)	(3,262)	(3,020)	(1,879)	(2,397)	(18,803)	(551)	(49,235)
Segment core earnings	$72,714	$12,258	$11,369	$7,064	$9,015	$70,731	$2,069	$185,220

Reconciliation to net income:
Net effects of derivatives and trading securities								$(1,468)
Unallocated (expenses)/income								(37,741)
Income tax effect related to reconciling items								13,480
Net income								$159,491

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,218,755	$1,891,228	$7,426,517	$1,299,097	$2,283,565	$—	$—	$31,119,162
Off-balance sheet assets under management								(5,264,616)
Unallocated assets								7,525,014
Total assets on the Consolidated Balance Sheets								$33,379,560
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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2024
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$465,155	$75,758	$198,026	$27,378	$35,428	$175,179	$230,827	$1,207,751
Interest expense(1)	(358,928)	(53,524)	(183,010)	(19,849)	(26,570)	(76,623)	(228,748)	(947,252)
Less: reconciling adjustments(2)(3)	(3,473)	—	(88)	—	—	(4,902)	—	(8,463)
Net effective spread	102,754	22,234	14,928	7,529	8,858	93,654	2,079	252,036
Guarantee and commitment fees(3)	13,400	382	733	255	465	—	—	15,235
Other income/(expense)	2,688	(1,101)	—	—	—	—	1,073	2,660
(Provision for)/release of losses	(734)	(6,755)	94	2,252	(2,476)	—	1	(7,618)
Operating expenses(1)	(18,175)	(5,648)	(3,156)	(2,607)	(3,458)	(7,236)	(2,021)	(42,301)
Income tax (expense)/benefit	(20,987)	(1,914)	(2,647)	(1,560)	(711)	(18,148)	(238)	(46,205)
Segment core earnings	$78,946	$7,198	$9,952	$5,869	$2,678	$68,270	$894	$173,807

Reconciliation to net income:
Net effects of derivatives and trading securities								$3,869
Unallocated (expense)/income								(34,168)
Income tax effect related to reconciling items								7,171
Net income								$150,679

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,090,374	$1,842,780	$6,794,435	$645,706	$1,095,008	$—	$—	$28,468,303
Off-balance sheet assets under management								(4,562,819)
Unallocated assets								6,709,737
Total assets on the Consolidated Balance Sheets								$30,615,221
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

11.INCOME TAXES

During the three and nine months ended September 30, 2025, Farmer Mac purchased $24.2 million and $59.8 million, respectively, in renewable energy investment tax credits at prices that range from approximately $0.91 to $0.94 per $1.00 of credit. All of the tax credits purchased are with projects that have been placed into service. As a result of these purchases, Farmer Mac recognized a tax benefit of $1.5 million and $4.7 million for the three and nine months ended September 30, 2025, respectively.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the quarter ended September 30, 2025. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on February 21, 2025 (the "2024 Annual Report").

FORWARD-LOOKING STATEMENTS

In this report, the words "Farmer Mac," "we," "our," and "us" refer to the Federal Agricultural Mortgage Corporation and its subsidiaries unless otherwise stated or unless the context otherwise requires.

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
•legislative, regulatory, or current or future political developments that could affect Farmer Mac, its sources of business, or agricultural or infrastructure industries;
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

During third quarter 2025, Farmer Mac:

•provided $2.5 billion in liquidity and lending capacity to lenders serving rural America;
•added $96.9 million in equity through the issuance of 4.0 million shares of 6.500% non-cumulative perpetual Series H preferred stock;
•maintained strong liquidity in our investment portfolio well above regulatory requirements; and
•increased our strong capital position, well above regulatory requirements, and maintained uninterrupted access to the debt capital markets.

On August 5, 2025, Farmer Mac's board of directors revised the terms of the company's share repurchase program to increase the total authorized amount of repurchases from $9.8 million to $50 million and to extend the expiration date of the program to August 5, 2027. During fourth quarter 2025 to date, Farmer Mac repurchased 30,395 shares of Class C non-voting common stock at a cost of approximately $5.0 million.

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

Table 1

	For the Three Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024
	(in thousands)
Net income attributable to common stockholders	$48,700	$49,170	$42,312
Core earnings	49,622	47,365	44,907

The $0.5 million sequential decrease in net income attributable to common stockholders was primarily attributable to a $1.1 million decrease in the fair value of financial derivatives and a $1.1 million increase in income tax expense primarily related to fewer purchases of renewable energy investment tax credits in third quarter 2025 compared to second quarter 2025. These decreases in net income were partially offset by a $1.7 million increase in net interest income.

The $6.4 million year-over-year increase in net income attributable to common stockholders was primarily attributable to a $11.7 million increase in net interest income partially offset by a $4.2 million increase in the provision for credit losses.

The $2.3 million sequential increase in core earnings was primarily attributable to a $3.9 million increase in net effective spread and a $0.4 million decrease in the provision for credit losses. These impacts were partially offset by a $1.8 million increase in income tax expense due to fewer purchases of renewable energy investment tax credits in third quarter 2025 compared to second quarter 2025.

The $4.7 million year-over-year increase in core earnings was primarily attributable to a $12.4 million increase in net effective spread, a $1.1 million increase in guarantee and commitment fees, and a $0.7 million decrease in income tax expense primarily related to purchases of renewable energy investment tax credits in third quarter 2025. These impacts were partially offset by a $4.2 million increase in the provision for credit losses and a $5.2 million increase in operating expenses.

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

Table 2

	For the Three Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024
	(in thousands)
Net interest income	$98,477	$96,797	$86,791
Net interest yield %	1.18%	1.20%	1.15%
Net effective spread	$97,769	$93,893	$85,396
Net effective spread %	1.20%	1.19%	1.16%

The $1.7 million and $3.9 million sequential increases in net interest income and net effective spread, respectively, were both primarily due to a $3.6 million increase from net new business volume and a $3.2 million decrease in funding costs. These changes were partially offset by a $1.9 million decrease in interest income related to an increase in loans on non-accrual during third quarter 2025. The sequential change in net interest income was further offset by a $2.8 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). This impact is excluded from net effective spread. The decreases in the fair value of designated financial derivatives and the reversal of interest income related to non-accrual loans resulted in a 2 basis point sequential decrease in net interest yield.

The year-over-year increase of $11.7 million in net interest income and $12.4 million in net effective spread for third quarter 2025 compared to third quarter 2024 were primarily attributable to the same drivers, which include a $9.6 million increase from net new business volume and a $3.9 million decrease in funding costs. These impacts were partially offset by a $1.3 million decrease in interest income related to an increase in loans on non-accrual. The year-over-year increase in net interest income was further offset by a $0.3 million decrease in the fair value of designated financial derivatives, the impact of which is excluded from net effective spread.

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

Business Volume

Our outstanding business volume was $31.1 billion as of September 30, 2025, a net increase of $0.5 billion from June 30, 2025 after taking into account all new business, maturities, sales, and paydowns on existing assets. The net increase was primarily attributable to a net increase of $0.6 billion in the Infrastructure Finance line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Core capital	$1,692,514	$1,501,173
Capital in excess of minimum capital level required	723,370	583,527

The capital in excess of the minimum capital level required increased from December 31, 2024 to September 30, 2025 primarily as a result of the issuance of the Series H preferred stock noted above and an increase in retained earnings, partially offset by the capital impact due to growth in total assets.

Credit Quality

During third quarter 2025, we charged off $4.4 million primarily related to three specific borrower relationships for an agricultural storage and processing loan, a crop loan, and a permanent planting loan to reflect the amount of each loan that we deemed uncollectible. The following table presents Agricultural Finance on- and off-balance sheet substandard assets, in dollars and as a percentage of the respective portfolio as of September 30, 2025, June 30, 2025, and December 31, 2024:

Table 4

	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
September 30, 2025	$461,155	4.8%	$59,960	1.7%
June 30, 2025	415,185	4.4%	37,785	1.1%
December 31, 2024	367,012	4.2%	31,240	0.9%

Increase/(decrease) from prior quarter-ending	$45,970	0.4%	$22,175	0.6%
Increase/(decrease) from prior year-ending	94,143	0.6%	28,720	0.8%

The increase of $46.0 million in on-balance sheet Agricultural Finance substandard assets during third quarter 2025 was primarily driven by credit downgrades in crops and permanent plantings.
On-balance sheet substandard assets within Infrastructure Finance were $72.2 million as of September 30, 2025, unchanged from the balance reported as of June 30, 2025.
For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 23 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

The following table presents 90-day delinquencies for the on- and off-balance sheet Agricultural Finance portfolios in dollars and as a percentage of the respective balance sheet category as of September 30, 2025, June 30, 2025, and December 31, 2024:

Table 5

	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
September 30, 2025	$164,753	1.7%	$13,006	0.4%
June 30, 2025	123,393	1.3%	2,475	0.1%
December 31, 2024	101,340	1.1%	7,604	0.2%

Increase/(decrease) from prior quarter-ending	$41,360	0.4%	$10,531	0.3%
Increase/(decrease) from prior year-ending	63,413	0.6%	5,402	0.2%
The increase of $41.4 million and $10.5 million in on- and off-balance sheet Agricultural Finance assets, respectively, that are 90 or more days delinquent is primarily attributable to crops and permanent plantings. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet Agricultural Finance portfolio represented approximately half of the aggregate 90-day delinquencies as of September 30, 2025.

As of both September 30, 2025 and December 31, 2024, there were no 90-day delinquencies in Farmer Mac's portfolio of Infrastructure Finance loan purchases and loans underlying LTSPCs.

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

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	September 30, 2025	September 30, 2024
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$48,700	$42,312
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 12)	882	(1,064)
(Losses)/gains on hedging activities due to fair value changes	(137)	205
Unrealized (losses)/gains on trading securities	(4)	99
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	26	27
Net effects of terminations or net settlements on financial derivatives	(1,934)	(503)
Issuance costs on the retirement of preferred stock	—	(1,619)
Income tax effect related to reconciling items	245	260
Sub-total	(922)	(2,595)
Core earnings	$49,622	$44,907

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$97,769	$85,396
Guarantee and commitment fees(2)	6,132	4,997
Other(3)	1,185	1,133
Total revenues	105,086	91,526

Credit related expense (GAAP):
Provision for losses	7,433	3,258
REO operating expenses	—	196
Total credit related expense	7,433	3,454

Operating expenses (GAAP):
Compensation and employee benefits	17,743	15,237
General and administrative	11,052	8,625
Regulatory fees	1,000	725
Total operating expenses	29,795	24,587

Net earnings	67,858	63,485
Income tax expense(4)	11,933	12,681
Preferred stock dividends (GAAP)	6,303	5,897
Core earnings	$49,622	$44,907

Core EPS:
Basic	$4.54	$4.13
Diluted	$4.52	$4.10
Weighted-average shares:
Basic	10,934	10,883
Diluted	10,972	10,966
(1)Net effective spread is a non-GAAP measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for more information and Table 10 for a reconciliation of net interest income to net effective spread.
(2)Includes net interest income of $1.1 million for both the three months ended September 30, 2025 and 2024, related to consolidated trusts owned by third parties reclassified from net interest income to guarantee and commitment fees to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee on the consolidated Farmer Mac Guaranteed Securities.

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

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$141,855	$129,580
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 12)	(2,330)	260
Gains on hedging activities due to fair value changes	3,671	5,811
Unrealized losses on trading securities	(60)	(2)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	79	84
Net effects of terminations or net settlements on financial derivatives	(2,749)	(2,200)
Issuance costs on the retirement of preferred stock	—	(1,619)
Income tax effect related to reconciling items	291	(830)
Sub-total	(1,098)	1,504
Core earnings	$142,953	$128,076

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$281,652	$252,036
Guarantee and commitment fees(2)	17,494	15,235
Gain on sale of investment securities (GAAP)	—	1,052
Loss on sale of mortgage loan (GAAP)	—	(1,147)
Other(3)	3,242	2,691
Total revenues	302,388	269,867

Credit related expense/(income) (GAAP):
Provision for losses	16,828	7,618
REO operating expenses	148	196
Gain on REO	(19)	—
Total credit related expense/(income)	16,957	7,814

Operating expenses (GAAP):
Compensation and employee benefits	53,126	48,334
General and administrative	32,669	25,784
Regulatory fees	3,000	2,175
Total operating expenses	88,795	76,293

Net earnings	196,636	185,760
Income tax expense(4)	36,047	38,204
Preferred stock dividends (GAAP)	17,636	19,480
Core earnings	$142,953	$128,076

Core EPS:
Basic	$13.09	$11.79
Diluted	$13.03	$11.69
Weighted-average shares:
Basic	10,921	10,869
Diluted	10,973	10,968
(1)Net effective spread is a non-GAAP measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for more information and Table 10 for a reconciliation of net interest income to net effective spread.

(2)Includes net interest income of $3.1 million and $3.5 million for the nine months ended September 30, 2025 and 2024, respectively, related to consolidated trusts owned by third parties reclassified from net interest income to guarantee and commitment fees to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee on the consolidated Farmer Mac Guaranteed Securities.
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
(4)Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings.

Table 7

Reconciliation of GAAP Basic EPS to Core Earnings - Basic EPS
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands, except per share amounts)
GAAP - Basic EPS	$4.45	$3.89	$12.99	$11.93
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 12)	0.08	(0.09)	(0.21)	0.02
(Losses)/gains on hedging activities due to fair value changes	(0.01)	0.02	0.33	0.54
Unrealized gains/(losses) on trading securities	—	0.01	(0.01)	—
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	(0.18)	(0.05)	(0.25)	(0.20)
Issuance costs on the retirement of preferred stock	—	(0.15)	—	(0.15)
Income tax effect related to reconciling items	0.02	0.02	0.03	(0.08)
Sub-total	(0.09)	(0.24)	(0.10)	0.14
Core Earnings - Basic EPS	$4.54	$4.13	$13.09	$11.79

Shares used in per share calculation (GAAP and Core Earnings)	10,934	10,883	10,921	10,869

Reconciliation of GAAP Diluted EPS to Core Earnings - Diluted EPS
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$4.44	$3.86	$12.93	$11.82
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 12)	0.08	(0.09)	(0.21)	0.02
(Losses)/gains on hedging activities due to fair value changes	(0.01)	0.02	0.33	0.53
Unrealized gains/(losses) on trading securities	—	0.01	(0.01)	—
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	(0.17)	(0.05)	(0.25)	(0.20)
Issuance costs on the retirement of preferred stock	—	(0.15)	—	(0.15)
Income tax effect related to reconciling items	0.02	0.02	0.03	(0.08)
Sub-total	(0.08)	(0.24)	(0.10)	0.13
Core Earnings - Diluted EPS	$4.52	$4.10	$13.03	$11.69

Shares used in per share calculation (GAAP and Core Earnings)	10,972	10,966	10,973	10,968

The non-GAAP reconciling items between net income attributable to common stockholders and core earnings are:

1. Gains/(losses) on financial derivatives due to fair value changes, including: (a) Gains/(losses) on undesignated financial derivatives due to fair value changes; and (b) (Losses)/gains on hedging activities due to fair value changes.

2. Unrealized losses on trading securities are reported on Farmer Mac's Consolidated Statements of Operations which represent changes during the period in fair values for trading assets remaining on our balance sheet as of the end of the reporting period.
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

Net Interest Income. The following table provides information about interest-earning assets and funding for the three and nine months ended September 30, 2025 and 2024. The average balance of loans in consolidated trusts with beneficial interests owned by third parties (single-class) and for which Farmer Mac guarantees all classes of securities issued is excluded from the average balances of interest-earning assets and interest-bearing liabilities and, instead, is disclosed in the net effect of consolidated trusts along with the associated net interest income.

Table 8

	For the Three Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$7,979,459	$93,398	4.68%	$6,492,807	$88,879	5.48%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	24,549,899	312,033	5.08%	22,932,539	309,208	5.39%
Total interest-earning assets	32,529,358	405,431	4.99%	29,425,346	398,087	5.41%
Funding:
Total interest-bearing liabilities(2)	30,402,725	308,056	4.05%	27,540,921	312,361	4.54%
Net non-interest-bearing funding	2,126,633	—		1,884,425	—
Total funding	32,529,358	308,056	3.79%	29,425,346	312,361	4.25%
Net interest income/yield prior to consolidation of certain trusts	32,529,358	97,375	1.20%	29,425,346	85,726	1.17%
Net effect of consolidated trusts(3)	847,030	1,102	0.52%	884,929	1,065	0.48%
Net interest income/yield	$33,376,388	$98,477	1.18%	$30,310,275	$86,791	1.15%
(1)Excludes interest income of $9.9 million and $9.6 million in third quarter 2025 and 2024, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).

(2)Excludes interest expense of $8.8 million and $8.6 million in third quarter 2025 and 2024, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(3)Includes the effect of consolidated trusts with beneficial interests owned by third parties (single-class).

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$7,578,282	$265,691	4.67%	$6,322,303	$258,341	5.45%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	24,049,996	900,316	4.99%	23,001,393	920,887	5.34%
Total interest-earning assets	31,628,278	1,166,007	4.92%	29,323,696	1,179,228	5.36%
Funding:
Total interest-bearing liabilities(2)	29,508,440	882,894	3.99%	27,379,812	922,217	4.49%
Net non-interest-bearing funding	2,119,838	—		1,943,884	—
Total funding	31,628,278	882,894	3.72%	29,323,696	922,217	4.19%
Net interest income/yield prior to consolidation of certain trusts	31,628,278	283,113	1.19%	29,323,696	257,011	1.17%
Net effect of consolidated trusts(3)	862,877	3,100	0.48%	881,774	3,488	0.53%
Net interest income/yield	$32,491,155	$286,213	1.17%	$30,205,470	$260,499	1.15%
(1)Excludes interest income of $29.8 million and $28.5 million in the first nine months of 2025 and 2024, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(2)Excludes interest expense of $26.7 million and $25.0 million in the first nine months of 2025 and 2024, respectively, related to consolidated trusts with beneficial interests owned by third parties (single-class).
(3)Includes the effect of consolidated trusts with beneficial interests owned by third parties (single-class).

The $11.7 million year-over-year increase in net interest income for third quarter 2025 compared to third quarter 2024 was primarily attributable to a $9.6 million increase from net new business volume and a $3.9 million decrease in funding costs. These impacts were partially offset by a $1.3 million decrease in interest income related to an increase in loans on non-accrual and a $0.3 million decrease in the fair value designated financial derivatives.

The $25.7 million increase in net interest income for the nine months ended September 30, 2025, compared to the same period in the prior year was primarily attributable to a $25.6 million increase from net new business volume.

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

Table 9

	For the Nine Months Ended September 30, 2025 Compared to Same Period in 2024
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(39,722)	$47,072	$7,350
Loans, Farmer Mac Guaranteed Securities and USDA Securities	(61,428)	40,857	(20,571)
Total	(101,150)	87,929	(13,221)
Expense from other interest-bearing liabilities	1,405,589	(1,444,912)	(39,323)
Change in net interest income prior to consolidation of certain trusts(1)	$(1,506,739)	$1,532,841	$26,102
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

Table 10

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income	$98,477	1.18%	$86,791	1.15%	$286,213	1.17%	$260,499	1.15%
Net effects of consolidated trusts	(1,102)	0.02%	(1,065)	0.02%	(3,100)	0.02%	(3,488)	0.02%
Expense related to undesignated financial derivatives	(707)	(0.01)%	(858)	(0.01)%	(597)	—%	(1,379)	(0.01)%
Amortization of premiums/discounts on assets consolidated at fair value	(23)	—%	(24)	—%	(69)	—%	(72)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	987	0.01%	757	0.01%	2,876	0.01%	2,287	0.01%
Fair value changes on fair value hedge relationships	137	—%	(205)	(0.01)%	(3,671)	(0.01)%	(5,811)	(0.02)%
Net effective spread	$97,769	1.20%	$85,396	1.16%	$281,652	1.19%	$252,036	1.15%

The $12.4 million, or 4 basis point, year-over-year increase in net effective spread for third quarter 2025 compared to third quarter 2024 was primarily due to a $9.6 million increase from net new business volume and a $3.9 million decrease in funding costs, partially offset by a $1.3 million decrease in interest income related to an increase in loans on non-accrual.

The $29.6 million, or 4 basis point, increase in net effective spread for the nine months ended September 30, 2025, compared to the same period in the prior year, was primarily due to a $22.2 million increase in net new business volume, reflecting continued growth in the Renewable Energy and Broadband Infrastructure segments and a $7.5 million decrease in funding costs.

See Note 10 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three and nine months ended September 30, 2025 and 2024:

Table 11

	As of September 30, 2025			As of September 30, 2024
	Allowance for Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended
Beginning Balance	$30,350	$1,620	$31,970	$16,924	$1,693	$18,617
Provision for/(release of) losses	7,477	(44)	7,433	3,428	(170)	3,258
Charge-off	(4,423)	—	(4,423)	—	—	—
Recovery	2,229	—	2,229	—	—	—
Ending Balance	$35,633	$1,576	$37,209	$20,352	$1,523	$21,875

For the Nine Months Ended
Beginning Balance	$23,670	$1,622	$25,292	$16,589	$1,711	$18,300
Provision for/(release of) losses	16,874	(46)	16,828	7,806	(188)	7,618
Charge-off	(7,263)	—	(7,263)	(4,043)	—	(4,043)
Recovery	2,352	—	2,352	—	—	—
Ending Balance	$35,633	$1,576	$37,209	$20,352	$1,523	$21,875

During third quarter 2025, we recorded a $7.4 million net provision to the total allowance, which related to an increase in expected credit losses on existing assets and on new volume. See Notes 5 and 6 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

Losses on financial derivatives. The components of gains and losses on financial derivatives for the three and nine months ended September 30, 2025 and 2024 are summarized in the following table:

Table 12

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2025	September 30, 2024	$	%	September 30, 2025	September 30, 2024	$	%
	(dollars in thousands)
Gains/(losses) on undesignated financial derivatives due to fair value changes	$882	$(1,064)	$1,946	(183)%	$(2,330)	$260	$(2,590)	(996)%
Accrual of contractual payments	(707)	(858)	151	(18)%	(597)	(1,379)	782	(57)%
Losses due to terminations or net settlements	(1,237)	(12)	(1,225)	10,208%	(691)	(535)	(156)	29%
Losses on financial derivatives	$(1,062)	$(1,934)	$872	(45)%	$(3,618)	$(1,654)	$(1,964)	119%

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

Operating Expenses. The components of operating expenses for the three and nine months ended September 30, 2025 and 2024 are summarized in the following table:

Table 13

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2025	September 30, 2024	$	%	September 30, 2025	September 30, 2024	$	%
	(dollars in thousands)
Compensation and employee benefits	$17,743	$15,237	$2,506	16%	$53,126	$48,334	$4,792	10%
General and administrative	11,052	8,625	2,427	28%	32,669	25,784	6,885	27%
Regulatory fees	1,000	725	275	38%	3,000	2,175	825	38%
Total Operating Expenses	$29,795	$24,587	$5,208	21%	$88,795	$76,293	$12,502	16%

The increase in compensation and employee benefits expenses for the three and nine months ended September 30, 2025 compared to 2024 was largely due to increased headcount.

The increase in G&A expenses for the three and nine months ended September 30, 2025 compared to 2024 was primarily attributable to an increase in information technology infrastructure costs, transactional legal fees, hiring expenses, and servicing advance expenses.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three and nine months ended September 30, 2025 and 2024:

Table 14

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2025	September 30, 2024	$	%	September 30, 2025	September 30, 2024	$	%
	(dollars in thousands)
Income tax expense	$11,687	$12,421	$(734)	(6)%	$35,755	$39,034	$(3,279)	(8)%
Effective tax rate	17.5%	20.0%		(2.5)%	18.3%	20.6%		(2.3)%

The decrease in the effective tax rate in 2025 is primarily attributable to the purchase of $59.8 million in renewable energy investment tax credits during the nine months ended September 30, 2025. The purchases of renewable energy investment tax credits have been at prices that range from approximately $0.91 to $0.94 per $1.00 of credit, resulting in a benefit of $4.7 million year-to-date 2025, of which $1.5 million was recognized during the three months ended September 30, 2025.

Business Volume. The following table sets forth the net growth or decrease in our lines of business for the three and nine months ended September 30, 2025 and 2024:

Table 15

Net New Business Volume
		For the Three Months Ended		For the Nine Months Ended
	On or Off Balance Sheet	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
		Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$284,618	$114,441	$500,488	$119,810
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	(36,786)	(28,873)	(44,659)	8,815
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	(33,255)	(14,042)	211,589	277,364
IO-FMGS(2)	On-balance sheet	(163)	(176)	(504)	(523)
USDA Securities	On-balance sheet	(15,064)	14,023	41,160	4,601
AgVantage Securities(1)	On-balance sheet	(240,000)	(460,000)	(975,000)	(860,000)
LTSPCs and unfunded loan commitments	Off-balance sheet	80,674	(40,004)	29,651	(232,623)
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(6,810)	(6,194)	(33,952)	(21,974)
Loans serviced for others	Off-balance sheet	(32,364)	6,698	(116,986)	(13,897)
Total Farm & Ranch		$850	$(414,127)	$(388,213)	$(718,427)
Corporate AgFinance:
Loans	On-balance sheet	$1,802	$11,396	$70,724	$37,840
AgVantage Securities(1)	On-balance sheet	(57,377)	(4,751)	(77,736)	65,997
Unfunded loan commitments	Off-balance sheet	(6,720)	19,242	10,535	44,964
Total Corporate AgFinance		$(62,295)	$25,887	$3,523	$148,801
Total Agricultural Finance		$(61,445)	$(388,240)	$(384,690)	$(569,626)
Infrastructure Finance:
Power & Utilities:
Loans	On-balance sheet	$174,380	$99,440	$450,600	$230,297
AgVantage Securities(1)	On-balance sheet	(42,764)	(319,383)	212,942	(357,837)
LTSPCs and unfunded loan commitments	Off-balance sheet	(5,453)	6,103	(46,391)	(57,595)
Total Power & Utilities		$126,163	$(213,840)	$617,151	$(185,135)
Broadband Infrastructure:
Loans	On-balance sheet	$68,839	$55,023	$195,380	$70,349
Unfunded loan commitments	Off-balance sheet	55,817	37,485	301,251	74,204
Total Broadband Infrastructure		$124,656	$92,508	$496,631	$144,553
Renewable Energy:
Loans	On-balance sheet	$420,405	$249,654	$727,817	$547,946
Unfunded loan commitments	Off-balance sheet	(77,876)	(30,118)	139,223	59,541
Total Renewable Energy		$342,529	$219,536	$867,040	$607,487
Total Infrastructure Finance		$593,348	$98,204	$1,980,822	$566,905
Total		$531,903	$(290,036)	$1,596,132	$(2,721)
(1)Categories of Farmer Mac Guaranteed Securities.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Farmer Mac's outstanding business volume was $31.1 billion as of September 30, 2025, a net increase of $0.5 billion from June 30, 2025 which was primarily attributable to increases in the Infrastructure Finance portfolio after taking into account all new business, maturities, sales, and paydowns on existing assets.

The increase in outstanding business volume during third quarter 2025 was attributable to a $0.6 billion increase in outstanding business volume in the Infrastructure Finance portfolio, consisting of a $0.1 billion increase in Power & Utilities, a $0.1 billion increase in Broadband Infrastructure, and a $0.3 billion increase in Renewable Energy. These increases in volume were primarily driven by $1.2 million in new purchases, partially offset by $0.6 million in scheduled maturities and repayments during the quarter.

The increase in the Infrastructure Finance portfolio was partially offset by a $61.4 million decrease in volume in the Agricultural Finance portfolio during third quarter 2025, primarily driven by maturing AgVantage securities in both the Farm & Ranch and Corporate AgFinance portfolios. Total Farm & Ranch business volume remained relatively flat when comparing September 30, 2025 to June 30, 2025 as net growth in Farm & Ranch loans was substantially offset by maturities of AgVantage securities that counterparties did not re-issue.

Farmer Mac's outstanding business volume was $28.5 billion as of September 30, 2024, a net increase of $0.3 billion from June 30, 2024 after taking into account all new business, maturities, sales, and paydowns on existing assets.

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

The $0.2 billion net decrease in Power & Utilities during third quarter 2024 resulted from $361.0 million of new purchases, which was partially offset by $574.8 million of scheduled maturities and repayments.

The $0.1 billion net increase in Broadband Infrastructure during third quarter 2024 resulted from $187.0 million of new purchases and unfunded commitments, which was partially offset by $94.5 million of scheduled maturities and repayments.

The $0.2 billion net increase in Renewable Energy during third quarter 2024 primarily reflects $357.7 million in loan purchases and unfunded commitments, partially offset by $138.1 million in repayments. The net increase in Renewable Energy loan purchases and unfunded commitments primarily reflects the continued strong demand for renewable power generation and storage.

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

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 16

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(dollars in thousands)
AgVantage Securities	$350,000	$663,145	$784,125	$1,349,345
Loans securitized and held in consolidated trusts with beneficial interests owned by third parties (structured and single-class)	—	—	340,426	330,481
Total Farmer Mac Guaranteed Securities Issuances	$350,000	$663,145	$1,124,551	$1,679,826

During the three and nine months ended September 30, 2025 and 2024, Farmer Mac realized no gains or losses from the securitization of loans that it holds in consolidated trusts. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the Consolidated Balance Sheets.

During the three and nine months ended September 30, 2025 and 2024, Farmer Mac realized no gains or losses from the issuance of Farmer Mac Guaranteed Securities.

The following table sets forth information about outstanding volume in each of Farmer Mac's lines of business as of the dates indicated:

Table 17

Outstanding Business Volume
	On or Off Balance Sheet	As of September 30, 2025	As of December 31, 2024
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$5,915,220	$5,414,732
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (single-class)(1)	On-balance sheet	840,636	885,295
Beneficial interests owned by third-party investors (structured)(1)	On-balance sheet	1,364,577	1,152,988
IO-FMGS(2)	On-balance sheet	8,206	8,710
USDA Securities	On-balance sheet	2,443,583	2,402,423
AgVantage Securities(1)	On-balance sheet	3,745,000	4,720,000
LTSPCs and unfunded loan commitments	Off-balance sheet	3,100,205	3,070,554
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	392,358	426,310
Loans serviced for others	Off-balance sheet	408,970	525,956
Total Farm & Ranch		$18,218,755	$18,606,968
Corporate AgFinance:
Loans	On-balance sheet	$1,452,398	$1,381,674
AgVantage Securities(1)	On-balance sheet	202,561	280,297
Unfunded loan commitments	Off-balance sheet	236,269	225,734
Total Corporate AgFinance		$1,891,228	$1,887,705
Total Agricultural Finance		$20,109,983	$20,494,673
Infrastructure Finance:
Power & Utilities:
Loans	On-balance sheet	$3,337,176	$2,886,576
AgVantage Securities(1)	On-balance sheet	3,734,085	3,521,143
LTSPCs and unfunded loan commitments	Off-balance sheet	355,256	401,647
Total Power & Utilities		$7,426,517	$6,809,366
Broadband Infrastructure:
Loans	On-balance sheet	$817,587	$622,207
Unfunded loan commitments	Off-balance sheet	481,510	180,259
Total Broadband Infrastructure		$1,299,097	$802,466
Renewable Energy:
Loans	On-balance sheet	$1,993,517	$1,265,700
Unfunded loan commitments	Off-balance sheet	290,048	150,825
Total Renewable Energy		$2,283,565	$1,416,525
Total Infrastructure Finance		$11,009,179	$9,028,357
Total		$31,119,162	$29,523,030
(1)A type of Farmer Mac Guaranteed Security.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of September 30, 2025:

Table 18

Schedule of Principal Amortization as of September 30, 2025
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2025	$228,878	$124,102	$30,814	$383,794
2026	1,033,680	550,724	118,918	1,703,322
2027	919,045	488,044	118,848	1,525,937
2028	1,134,001	407,205	118,980	1,660,186
2029	1,138,756	413,818	119,612	1,672,186
Thereafter	11,266,751	2,692,769	2,115,395	16,074,915
Total	$15,721,111	$4,676,662	$2,622,567	$23,020,340

Of the $31.1 billion outstanding business volume as of September 30, 2025, $7.7 billion were AgVantage securities included in the Agricultural Finance and Infrastructure Finance lines of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. Changes in quarterly AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product, scheduled maturity amounts for a particular quarter, the liquidity needs of Farmer Mac’s AgVantage counterparties, and changes in the pricing and availability of wholesale funding. Based on these factors, we expect business volumes in AgVantage securities to continue to fluctuate. The following table summarizes by maturity date the outstanding principal amount of AgVantage securities as of September 30, 2025:

Table 19

AgVantage Balances by Year of Maturity
As of
September 30, 2025
(in thousands)
2025	$507,031
2026	1,323,415
2027	1,184,443
2028	893,309
2029	1,037,934
Thereafter(1)	2,735,514
Total	$7,681,646
(1)Includes various maturities ranging from 2030 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.8 years as of September 30, 2025.

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

Several factors continue to influence business volume growth dynamics. The persistently elevated market interest rates have had a direct effect on Farmer Mac’s Farm & Ranch product interest rates, which have continued to slow portfolio loan prepayments. Also, a tightening agricultural economy is creating the need for additional liquidity and working capital for borrowers managing through this agricultural cycle. The net effect of these forces contributed to strong Farm & Ranch loan purchase portfolio growth in third quarter 2025. Future changes in monetary policy, sustained elevated product interest rates, the impact of changes to global trade policies (including tariffs and trade restrictions), and the financial health of borrowers are anticipated to influence the demand for agricultural real estate mortgage loans and the pace of prepayments. Farmer Mac experienced a decrease in wholesale finance volume during third quarter 2025, driven by slower market loan growth and a tightening of market credit spreads that resulted in less liquidity and diversification needs from our counterparties. During third quarter 2025, Farmer Mac closed a new AgVantage facility with a maximum borrowing capacity of $4.3 billion with a counterparty, demonstrating the continued interest in this unique wholesale finance product. Future wholesale finance growth will likely be influenced by market interest rates and credit spreads, overall economic conditions and loan growth opportunities, and the relative value of Farmer Mac’s product versus the broader market. Continued strong interest in data centers, broadband expansion, and constructing and completing renewable energy projects before the sunset of tax credits, and the overall need for energy generation and transmission capacity for rural America, provide significant opportunities for Infrastructure Finance for the remainder of 2025 and into future years.

Opportunities for profitable future business volume growth include Farmer Mac's potential role in alleviating liquidity, capital, and return-on-equity challenges faced by agricultural and infrastructure lenders. The suite of Farmer Mac's offerings encompasses loan and loan portfolio purchases, participations, guarantees, LTSPCs, wholesale funding, and securitizations. Ongoing business and product development efforts continue to attract private lenders, institutional investors and nontraditional originators, resulting in the diversification of Farmer Mac's customer base and product set, potentially generating increased product demand from new sources. Farmer Mac’s expanded loan servicing capabilities enhance our loan portfolio purchase value proposition, adding new product offerings to an increasingly diverse customer base.

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

Operations

Farmer Mac anticipates ongoing increases in operating expenses over the next several years, aligned with our planned expansion of investments in technology, business infrastructure, and human capital. These investments are designed to enhance capacity and efficiency in support of market growth opportunities and long-term strategic objectives. By investing in infrastructure and business platforms, Farmer Mac aims to scale more efficiently in tandem with future portfolio and earnings growth. These initiatives are expected to improve product delivery, business operations, and scalability, allowing Farmer Mac to take advantage of future market growth opportunities.

Another focus of our planned infrastructure investments is a continued effort to expand our servicing capabilities and to enhance the efficiency of processes associated with loan onboarding and servicing. Farmer Mac expects to continue to leverage technology enhancements and servicing standardization efforts to drive scalability and consistency. Technology enhancements and process re-engineering are planned for the next several years to continue to incorporate all Farmer Mac loan portfolios onto our servicing platform and to provide flexibility in accessing loan portfolio information, increase standardization of data and processing, as well as streamlining operational workflows.

Agricultural Finance Industry Outlook

Farm Incomes
Overall farm profitability has moved lower after peaking several years ago. According to the USDA, net cash farm income peaked at $210.1 billion in 2022, a record for both nominal and inflation-adjusted farm profits. The primary driver of profitability in 2022 was higher cash revenues, in contrast to 2019 and 2020, when elevated government support payments supported farm incomes. The USDA has reported that annual net cash farm income decreased 25% in 2023, and declined an additional 10% in 2024. For 2025, however, the USDA forecasts that net cash farm income will increase by 29% relative to 2024. The projected turnaround in farm incomes is largely driven by government support, which the USDA forecasts will surpass $40 billion in 2025. Approximately $33 billion of government payments to agricultural producers was authorized in 2024 in the American Relief Act. In total, 2025 net cash farm income would reach one of the highest inflation-adjusted levels in history if the current USDA projection is realized. Ad-hoc and supplemental government support payments are not guaranteed annually, but can help offset poor market conditions for producers.

Commodity prices may continue to see elevated volatility in the remainder of 2025. Rising global inventories put downward pressure on grain prices for much of 2024. Annual crop prices stabilized in first quarter 2025, but have since faced renewed downward pressure in second and third quarter 2025. Conversely, tree nut prices, outside of a brief dip in third quarter 2025, continued to rise throughout 2025 to higher levels than last year. Tree nut producers have reduced new plantings in recent years, which, combined with robust exports this marketing year, has provided moderate support for prices. Within the livestock and animal protein sector, producers benefited from lower feed costs and robust export demand in the first three quarters of 2025, particularly the cattle sector. Overall farm expenses remained somewhat stable in 2025, but they remain elevated compared to pre-2020 levels. Agricultural sector revenues remained elevated overall in first half 2025 compared to pre-2020 as well. The USDA shows a similar pattern for agricultural sector revenues and expenses leading up to the 2013 peak in farm incomes and the years thereafter.

U.S. trade policy continues to evolve, resulting in potential challenges and opportunities for the agricultural sector. Exports have historically been a substantial demand source for many U.S. agricultural commodities, including soybeans, cotton, almonds, pistachios, and several other crops and livestock products. Any extended disruption to trade could therefore potentially cause increased domestic inventories and potentially weigh on prices. Conversely, new trade agreements could lead to a boost in demand if foreign trade barriers are reduced. The U.S. is rapidly evolving its trade posture and tariff levels, which increases the uncertainty of foreign demand for U.S. agricultural products. Similar to many other sectors, the agricultural industry will likely remain acutely focused on trade into 2026.

Beyond developments related to trade, changing environmental regulations and immigration laws could result in significant impacts on agricultural producers and the sector as a whole. These changes could lead to both favorable and unfavorable conditions, different labor costs and availability, and new regulatory frameworks. The agricultural sector may experience varying degrees of disruption and adaptation in response to these evolving policies, and these changes could increase the volatility of sector profitability in the near term.

Lower prices for several agricultural commodities could have multiple competing effects on loan performance and agricultural credit demand. Constraints on cash flow and additional market volatility could cause loan delinquencies to continue to rise above historical averages, most likely in commodities experiencing negative market conditions, like some grains and permanent crops. Simultaneously, cash flow constraints and heightened uncertainty can increase demand for debt capital to reorganize balance sheets and replace lost incomes. Farmer Mac believes that its portfolio and market strategy is sufficiently diversified by borrower, industry, and region to maintain robust portfolio performance through the current cycle to be positioned to support any expansion of the farm mortgage market that may arise in the coming quarters.

Land Values
Record-setting farm incomes in 2021 and 2022, combined with historically low interest rates in 2020 and 2021, drove a rapid rise in land values and a decrease in farm delinquencies and bankruptcies. Momentum for farmland values persisted throughout 2023 due to high levels of farm liquidity and a constrained supply of farmland for sale. Land values slowed in some markets in 2024 and 2025 due to higher interest rates and lower profitability for some agricultural subsectors. Land value survey data from the USDA shows a 4.3% increase in average farm real estate values from June 2024 to June 2025. Annual farm real estate value gains were highest in the Southern Plains (5.9%) and the Lake states (5.7%) and still strong but slowing in the Northern Plains (4.9%), the Southeast (4.7%) and the Corn Belt (4.0%). According to the survey data, California farm real estate average value increased 2.2% overall and 3.5% for cropland.

Farmland value growth rates, as measured by transaction prices, continued to moderate in 2025 in the face of continued higher market interest rates and stagnating prices for some commodities. The Farmer Mac

Farmland Price Index Powered by Acrevalue® decreased 6% in second quarter 2025 relative to the same period last year. Basing this index on actual farmland transactions can lead to greater volatility. However, regional data from Federal Reserve banks underscores bifurcation in farmland prices. The Federal Reserve Bank of Chicago, for example, reported that farmland values rose 3% in the Seventh District in second quarter 2025. This followed a 1% annual decrease in 2024, which was the first decline in 5 years. Meanwhile, the Federal Reserve Banks of Kansas City and St. Louis reported that non-irrigated farmland values decreased 2% and 3% in the Tenth and Eighth Districts, respectively, in second quarter 2025. Farmland value growth rates have trended consistently lower in many Federal Reserve districts over the last several years, and could stay subdued in the remainder of 2025. Lower prices for some commodities, an elevated interest rate environment, and concerns about water availability represent headwinds to farmland values, particularly in states like California. Despite these headwinds, a relatively low supply of available farmland in many regions and persistent demand for the asset class across a wide variety of investors have helped maintain balance in farmland transaction markets.

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

Markets and Weather
Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. Some of the external market conditions that have and could continue to adversely affect the farm and food sectors for the remainder of 2025 include foreign trade and trade policy, supply chain disruptions, and weather and environmental conditions. The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand, making trade policy an important consideration for farms and food. The USDA projects that U.S. agriculture exports will drop to $173 billion in 2025, 1% lower than 2024 and down 12% relative to peak levels in 2022. The USDA incorporated the expected impact of tariffs in its August Outlook for U.S. Agricultural Trade report, but the export forecast could shift depending on the implementation of future trade policies. Through July 2025, agricultural export values were 1% lower in 2025 relative to 2024. Slower global growth could be a headwind for consumer-oriented products like animal proteins, dairy, fruits, and nuts. Looking ahead, economic and geopolitical uncertainties could lead to higher volatility for the U.S. dollar throughout the rest of 2025.

Drought conditions increased modestly in intensity and prevalence in third quarter 2025. Through the first half of 2025, drought conditions in the continental U.S. were largely concentrated across several western and southwestern states. Nearly one-quarter of California was classified as in severe drought in second quarter 2025, up from 0% at the beginning of 2024. Drought conditions emerged across much of the eastern half of the U.S. in third quarter 2025, including several Corn Belt states such as Illinois, which was facing severe drought conditions or worse across 50% of the state as of October 2025. It is unclear what impact drought conditions across the central and eastern portions of the U.S. might have on U.S. crop yields. However, the emergence of drought conditions in these areas occurred relatively late in the growing season, potentially minimizing the impact. In total, approximately 23% of the continental U.S. was classified as being in severe to exceptional drought as of October 2025 according to data from the National Center for Environmental Information, the National Drought Mitigation Center, USDA, and the National Oceanic and Atmospheric Administration.

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

Agricultural Processing and Food Supply Chain
The production of food, feed, fiber, and biofuels has been economically viable in the past few years, but some factors continued to evolve throughout 2025. Rising consumer inflation boosted the profitability of the food processing and supply chains in 2021 and 2022. Moderating consumer prices in 2023 and 2024 increased the volume of consumer spending but also limited the profit expansion of food and fiber businesses. Biofuels have gained demand due to low-carbon regulations in several states and incremental tax benefits for the production of renewable diesel and sustainable aviation fuel. A large number of planned biofuel projects and new facilities for 2025 and 2026 could provide support for raw materials such as corn and soybeans, but markets for these fuels are nascent and could evolve or erode rapidly in the coming quarters. Trade policy uncertainty, labor availability, changes to consumer demand due to health policy and pharmaceuticals, and a high risk of global economic stress could pose challenges for these sectors for the remainder of 2025 and into 2026. Still, consumer spending held steady throughout 2024 and 2025, providing stable conditions for value-added food, feed, fiber, and biofuel consumption. Credit demand in these sectors could grow in the next few quarters if interest rate policy maintains course or loosens, inflation rises again, mergers and acquisitions activity increases, or economic and trade policy uncertainty clear up.

Infrastructure Finance Industry Outlook

Power & Utilities
Economic conditions affecting rural power and electricity markets typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers advanced in 2025, with an annual increase in sales of 2.1% and an increase in revenue of 5.9%, respectively, in the last 12 months through July 2025 compared to July 2024. This increase was the result of higher residential and commercial electricity sales combined with slightly higher average prices paid for electricity relative to 2024. Electricity demand has been consistently strong in the first half of 2025, and power producers are continuing to invest in additional capacity to meet the rising demand from consumers and data centers. Continued geopolitical uncertainty in the Middle East and Eastern Europe could increase energy price volatility, but power producers are generally able to pass higher input costs through to retail electricity prices, as evidenced by higher retail electricity prices in 2022, 2023, and early 2025. Credit demand for electric cooperatives will likely be tied to ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure. These growth opportunities may be affected by the demand for electric power in rural areas, increased power demand from regional data centers, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Generally, these investments are expected to continue at, or above, historical levels based on the replacement and modernization of existing and new infrastructure.

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

We have calculated approximately $115 million of capacity to use renewable energy tax credits to apply against our 2024 federal corporate income tax liability and to carry back to claim refunds for federal corporate income taxes paid in 2021, 2022 and 2023. We began purchasing renewable energy tax credits in fourth quarter 2024. Through September 30, 2025, we have purchased approximately $89.0 million in renewable energy investment tax credits at prices that range from approximately $0.91 to $0.94 per $1.00 of credit. All of the tax credits we have purchased are on projects that have been placed in service. We are focused on purchasing renewable energy tax credits for projects in rural areas or associated with agriculture, such as renewable gas generation from dairy waste. Under H.R. 1's phase-outs of future renewable energy investment tax credits, projects eligible for renewable energy investment tax credits generally must be placed in service by December 31, 2027 unless construction begins by July 4, 2026.

Broadband Infrastructure
Rural telecommunication and data connectivity has proven to be of vital economic importance in the last decade, as more households and agricultural enterprises require more data and connectivity to thrive. The rapid growth in digital technologies, including the ongoing interest and investment in artificial intelligence, advancements in cloud computing, and wireless network densification, will require significantly more computing and storage capabilities as well as investment in additional fiber network capacity. These industry tailwinds are creating additional investments in rural telecommunications infrastructure, which is aided by access to many federally funded programs, such as the U.S. Department of Commerce's Broadband Equity Access and Deployment Program (BEAD), the Federal Communications Commission's Rural Digital Opportunity Fund (RDOF), and the USDA’s ReConnect program. In addition to capital projects spurred by these programs, Farmer Mac could see an increase in financing opportunities for other telecommunications providers in rural areas, with fiber line expansion, wireless broadband deployment, industry consolidation and efficiency through mergers and acquisitions, and data processing center buildouts all increasingly important to rural economic opportunity and the constant connectivity required by the food and agriculture industries. However, some types of "leapfrog"

technology advances in the broadband infrastructure sector, such as low orbit satellite communication systems, could put pressure on the profitability of the providers of older digital technologies.

Changes in tax policy, trade, and immigration laws, as well as energy cost and availability, could result in significant challenges and opportunities to infrastructure borrowers. These changes could lead to delays in completing current projects and slow future investments in renewable energy and battery storage projects as well as the deployment of fiber and broadband infrastructure in rural areas. Any lack of availability or increased costs of components or technology that results from tariffs or trade restrictions also could lead to delays in completion or slow future investments in infrastructure projects. The infrastructure sector may experience varying degrees of disruption and adaptation in response to these evolving policies, and these changes could increase the volatility of sector profitability in the near-term. The potential for disruption in these sectors due to policy changes may be somewhat mitigated by the historically strong market demand for connectivity, the ongoing diversification of infrastructure providers, and continued strong investments in data centers and fiber infrastructure. New data center infrastructure requires significant demand for power, so delays in grid hookups or electricity capacity could delay some capital or infrastructure deployment.

Legislative, Regulatory, and Political Outlook

Farmer Mac continues to closely monitor executive branch actions and potential legislative and regulatory changes that could significantly impact Farmer Mac, its regulatory environment, the borrowers under the loans it owns or guarantees, or its stakeholders, including:

Tariffs and Trade Restrictions
While tariffs and trade restrictions may create uncertainty for the agricultural economy, new trade agreements could boost demand for U.S. commodities in the long-term if foreign barriers are reduced. The Administration has entered into negotiations with several countries on tariff and non-tariff matters including Indonesia, Vietnam, the Philippines, South Korea, the United Kingdom, the European Union and Japan. Export markets drive demand for some U.S. agricultural products like soybeans, almonds, pistachios, cotton, grains, and livestock. Tariffs and trade restrictions also may lead to supply chain disruptions for materials and technology used in some renewable energy and broadband infrastructure projects that may result in higher material and project costs while the market adjusts. Tariffs and trade restrictions may lead to higher domestic inventory levels of agricultural commodities—resulting in lower prices that affect the profitability of farmers and ranchers—while also impacting the cost and availability of farm inputs such as fertilizers, pesticides, and machinery, which is particularly challenging for producers with tight profit margins.

Farmer Mac will continue to closely monitor trade developments throughout 2025 for impacts on its lines of business.

Congress
H.R. 1 was enacted into law on July 4, 2025. It includes many provisions that have the potential to impact Farmer Mac and its stakeholders, including farmers, ranchers, and the renewable energy industry. Notably, the bill contains several updates to the federal crop insurance and revenue protection programs, including expanded coverage for some permanent crop and livestock producer types. These updates typically would have been addressed during a farm bill reauthorization.

Farm bill programs not reauthorized by H.R. 1 expired on September 30, 2025. Congress will need to act on these sections of the farm bill that were not eligible for inclusion in the H.R. 1 budget reconciliation legislation. H.R. 1 did not include a suspension of permanent law that is typically done through the farm bill reauthorization. Permanent law refers to the Agricultural Adjustment Act of 1938 and the Agricultural Act of 1949. These laws support a limited number of commodities and are considered outdated and potentially disruptive if implemented. Without a suspension of permanent law, these outdated statutes would become effective.

Reversion to permanent law is used as an incentive to pass new farm bills or extend existing farm bills. We expect Congress to consider options to address the suspension of permanent law and remaining sections of the farm bill as part of a package later this year.

Farmer Mac will continue to monitor and assess the impacts of H.R. 1 on Farmer Mac and the industries we serve in the coming quarters.

Balance Sheet Review

The following table summarizes Farmer Mac's balance sheet as of the periods indicated:

Table 20

	As of		Change
	September 30, 2025	December 31, 2024	$	%
	(in thousands)
Assets
Cash and cash equivalents	$901,023	$1,024,007	$(122,984)	(12)%
Investment securities	6,679,104	5,973,301	705,803	12%
Farmer Mac Guaranteed Securities	7,546,699	8,232,234	(685,535)	(8)%
USDA Securities	2,389,636	2,371,352	18,284	1%
Loans, net of allowance	13,157,600	11,166,984	1,990,616	18%
Loans held in trusts	2,204,390	2,037,654	166,736	8%
Other	501,108	519,210	(18,102)	(3)%
Total assets	$33,379,560	$31,324,742	$2,054,818	7%
Liabilities
Notes Payable	$29,196,780	$27,371,174	$1,825,606	7%
Debt securities of consolidated trusts held by third parties	2,089,042	1,929,628	159,414	8%
Other	406,655	534,914	(128,259)	(24)%
Total liabilities	$31,692,477	$29,835,716	$1,856,761	6%
Total equity	1,687,083	1,489,026	198,057	13%
Total liabilities and equity	$33,379,560	$31,324,742	$2,054,818	7%

Assets. The increase in total assets was primarily attributable to new loan volume and a larger investment portfolio.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to fund the acquisition of loan volume.

Equity. The increase in total equity was primarily due to an increase of $96.9 million related to the issuance of 4.0 million shares of 6.500% non-cumulative perpetual Series H preferred stock in addition to an increase in retained earnings.

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
Agricultural Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Agricultural Finance mortgage loans as of September 30, 2025 was $13.1 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For Corporate AgFinance loans, which are often larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for Agricultural Finance mortgage loans, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch" and "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance" in Farmer Mac's 2024 Annual Report.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. For Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, Farmer Mac's 90-day delinquencies as of September 30, 2025, were $177.8 million (1.35% of the Agricultural Finance mortgage loan portfolio to which Farmer Mac has direct credit exposure), compared to $125.9 million (0.98% of the Agricultural Finance mortgage loan portfolio) as of June 30, 2025 and $108.9 million (0.88% of the Agricultural Finance mortgage loan portfolio) as of December 31, 2024. Those 90-day delinquencies consisted of 106 delinquent loans as of September 30, 2025, compared to 75 delinquent loans as of June 30, 2025 and 62 delinquent loans as of December 31, 2024. The increase in the number of 90-day delinquencies during third quarter 2025 was primarily driven by an increase in permanent plantings and crop loans concentrated in those two commodity groups within the Southwest region. This reflects compressed profitability in certain agricultural commodity segments, including permanent planting and crops. The top ten borrower exposures over 90 days delinquent represent approximately half of the 90-day delinquencies as of September 30, 2025. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Farmer Mac's 90-day delinquency rate of 1.35% as of September 30, 2025 was above our historical average of approximately 1%, which is based on the average 90-day delinquency rate as a percentage of the Agricultural Finance mortgage loan portfolio over the last 15 years. The increase in delinquency rate is consistent with prior historical trends for which delinquency rates tend to peak in the first and third quarters of the year, based in part on the timing of semi-annual and quarterly payment due dates. We continue to monitor delinquency rates for sustained increases that may result from more than expected cyclical trends such as changes in the general economy or unforeseen and idiosyncratic events like adverse weather events. The highest 90-day delinquency rate observed during the last 15 years occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure:

Table 21

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2025	$13,122,678	$177,759	1.35%
June 30, 2025	12,836,478	125,868	0.98%
March 31, 2025	12,389,478	159,977	1.29%
December 31, 2024	12,369,477	108,944	0.88%
September 30, 2024	11,466,670	144,407	1.26%
June 30, 2024	11,409,396	62,063	0.54%
March 31, 2024	11,184,817	76,825	0.69%
December 31, 2023	11,223,276	34,677	0.31%
September 30, 2023	11,014,678	42,443	0.39%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.57% of total outstanding business volume as of September 30, 2025, compared to 0.37% as of December 31, 2024 and 0.51% as of September 30, 2024.

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of September 30, 2025 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 22

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of September 30, 2025
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2015 and prior	7%	$936,446	$4,707	0.50%
2016	3%	376,027	10,257	2.73%
2017	3%	457,814	9,631	2.10%
2018	4%	527,684	20,263	3.84%
2019	5%	695,767	24,484	3.52%
2020	14%	1,780,589	29,429	1.65%
2021	18%	2,337,681	4,332	0.19%
2022	11%	1,487,745	44,231	2.97%
2023	8%	992,206	19,805	2.00%
2024	13%	1,671,887	9,120	0.55%
2025	14%	1,858,832	1,500	0.08%
Total	100%	$13,122,678	$177,759	1.35%
By geographic region(2):
Northwest	12%	$1,530,549	$10,086	0.66%
Southwest	28%	3,628,110	111,009	3.06%
Mid-North	27%	3,515,666	34,658	0.99%
Mid-South	18%	2,393,386	13,438	0.56%
Northeast	4%	555,088	5,269	0.95%
Southeast	11%	1,499,879	3,299	0.22%
Total	100%	$13,122,678	$177,759	1.35%
By commodity/collateral type:
Crops	50%	$6,515,665	$62,520	0.96%
Permanent plantings	19%	2,519,246	87,737	3.48%
Livestock	19%	2,569,630	16,794	0.65%
Part-time farm	4%	503,993	10,394	2.06%
Ag. Storage and Processing	8%	1,006,362	314	0.03%
Other	—%	7,782	—	—%
Total	100%	$13,122,678	$177,759	1.35%
By original loan-to-value ratio:
Less than 40.00%	17%	$2,173,744	$30,163	1.39%
40.00% to 60.00%	53%	7,005,127	119,205	1.70%
60.01% to 80.00%	23%	3,024,847	28,391	0.94%
80.01% to 100%	—%	24,057	—	—%
Greater than 100%	—%	3,271	—	—%
Enterprise Value(4)	7%	891,632	—	—%
Total	100%	$13,122,678	$177,759	1.35%
By size of borrower exposure(5):
Less than $1,000,000	26%	$3,408,681	$14,532	0.43%
$1,000,000 to $4,999,999	40%	5,298,808	84,355	1.59%
$5,000,000 to $9,999,999	14%	1,855,747	41,268	2.22%
$10,000,000 to $24,999,999	12%	1,534,634	—	—%
$25,000,000 and greater	8%	1,024,808	37,604	3.67%
Total	100%	$13,122,678	$177,759	1.35%
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Agricultural Finance mortgage loans is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of September 30, 2025, Farmer Mac's Agricultural Finance mortgage loans (to which it has direct credit exposure) comprising substandard assets were $521.1 million (4.0% of the portfolio), compared to $453.0 million (3.5% of the portfolio) as of June 30, 2025, and $398.3 million (3.2% of the portfolio) as of December 31, 2024. Those substandard assets comprised 409 loans as of September 30, 2025, 367 loans as of June 30, 2025, and 336 loans as of December 31, 2024.

The increase of $68.1 million in Agricultural Finance substandard assets during third quarter 2025 was primarily attributable to credit risk rating downgrades in crops and permanent plantings. Credit performance within the crops and livestock commodities continues to revert toward historical averages after those commodities were supported by higher commodity prices and federal government support payments in previous years.

The percentage of Agricultural Finance substandard assets within the portfolio of 4.0% as of September 30, 2025 is in line with the historical average of approximately 4% calculated based on substandard assets as a percentage of Agricultural Finance loans over the last 15 years. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels on a sustained basis, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses would also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its Agricultural Finance portfolio, which Farmer Mac believes is adequately collateralized.

Within Agricultural Finance, Farmer Mac considers a Farm & Ranch loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards. As of September 30, 2025 and December 31, 2024, the average unpaid principal balances for Farm & Ranch loans outstanding and to which Farmer Mac has direct credit exposure was $825,000 and $817,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans purchased during third quarter 2025 was 50%, compared to 52% for loans purchased during third quarter 2024. The weighted-average original loan-to-value ratio for Farm & Ranch mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 52% as of both September 30, 2025 and December 31, 2024. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 52% and 53% as of September 30, 2025 and December 31, 2024, respectively.

Farmer Mac calculates the "current loan-to-value" ratio of a loan by dividing either the original appraised value or, where available, the most recent value (which may include an updated appraisal, an updated estimate of enterprise value or other estimate of value, as applicable), by the current outstanding loan amount adjusted to reflect loan amortization. The weighted-average current loan-to-value ratio for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 47% and 46% as of September 30, 2025 and December 31, 2024, respectively.

The following table presents the current loan-to-value ratios for the Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, as disaggregated by internally assigned risk ratings:

Table 23

Agricultural Finance Mortgage Loans current loan-to-value ratio by internally assigned risk rating as of September 30, 2025
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio:
Less than 40.00%	$3,488,935	$94,948	$113,298	$3,697,181
40.00% to 60.00%	5,708,288	275,962	204,208	6,188,458
60.01% to 80.00%	1,860,162	190,352	125,312	2,175,826
80.01% to 100%	39,190	12,161	23,569	74,920
Greater than 100%	35,557	31,434	27,670	94,661
Enterprise Value(1)	845,536	19,038	27,058	891,632
Total	$11,977,668	$623,895	$521,115	$13,122,678
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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of September 30, 2025 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized credit losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 24

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of September 30, 2025
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2015 and prior	$21,199,787	$33,270	0.16%
2016	1,643,272	971	0.06%
2017	1,758,614	4,310	0.25%
2018	1,496,049		—%
2019	1,692,060	1,687	0.10%
2020	3,132,890	(87)	—%
2021	3,472,687	4,347	0.13%
2022	2,093,927	455	0.02%
2023	1,477,446	3,265	0.22%
2024	1,868,905	—	—%
2025	1,996,435		—%
Total	$41,832,072	$48,218	0.12%
By geographic region(1):
Northwest	$5,129,888	$15,343	0.30%
Southwest	13,350,083	14,128	0.11%
Mid-North	10,450,051	17,165	0.16%
Mid-South	6,377,516	(613)	(0.01)%
Northeast	2,191,451	1,223	0.06%
Southeast	4,333,083	972	0.02%
Total	$41,832,072	$48,218	0.12%
By commodity/collateral type:
Crops	$19,291,471	$5,479	0.03%
Permanent plantings	8,630,049	14,216	0.16%
Livestock	9,179,758	3,814	0.04%
Part-time farm	2,018,942	1,090	0.05%
Ag. Storage and Processing	2,555,098	23,619	0.92%
Other	156,754	—	—%
Total	$41,832,072	$48,218	0.12%
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

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 25

	As of September 30, 2025
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$755,144	$230,993	$367,766	$124,961	$50,051	$1,634	$1,530,549
	5.8%	1.8%	2.8%	1.0%	0.4%	—%	11.8%
Southwest	794,047	1,823,536	653,226	118,241	236,685	2,375	3,628,110
	6.0%	13.9%	5.0%	0.9%	1.8%	—%	27.6%
Mid-North	2,816,109	11,998	305,170	77,796	304,123	470	3,515,666
	21.5%	0.1%	2.3%	0.6%	2.3%	—%	26.8%
Mid-South	1,346,006	95,036	808,481	70,193	70,367	3,303	2,393,386
	10.3%	0.7%	6.2%	0.5%	0.5%	—%	18.2%
Northeast	234,037	52,242	78,934	48,642	141,233	—	555,088
	1.8%	0.4%	0.6%	0.3%	1.1%	—%	4.2%
Southeast	570,322	305,441	356,053	64,160	203,903	—	1,499,879
	4.3%	2.3%	2.7%	0.5%	1.6%	—%	11.4%
Total	$6,515,665	$2,519,246	$2,569,630	$503,993	$1,006,362	$7,782	$13,122,678
	49.7%	19.2%	19.6%	3.8%	7.7%	—%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 26

	As of September 30, 2025
	Agricultural Loans Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2015 and prior	$2,886	$9,784	$3,836	$1,090	$15,674	$33,270
2016	971	—	—	—	—	971
2017	—	—	—	—	4,310	4,310
2018	—	—	—	—	—	—
2019	1,687	—	—	—	—	1,687
2020	(65)	—	(22)	—	—	(87)
2021	—	1,167	—	—	3,180	4,347
2022	—	—	—	—	455	455
2023	—	3,265	—	—	—	3,265
2024	—	—	—	—	—	—
2025	—	—	—	—	—	—
Total	$5,479	$14,216	$3,814	$1,090	$23,619	$48,218

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

Infrastructure Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Infrastructure Finance loans held and loans underlying LTSPCs as of September 30, 2025 was $7.3 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Infrastructure Finance loans, see "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac's 2024 Annual Report. As of September 30, 2025, there were no delinquencies in Farmer Mac's portfolio of Infrastructure Finance loans. Substandard assets within the Infrastructure Finance portfolio increased from $72.2 million as of June 30, 2025 to $75.2 million as of September 30, 2025.

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

Table 27

	As of September 30, 2025
	Infrastructure Finance portfolio by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$2,911,610	$—	$—	$2,911,610
Generation and Transmission Cooperative	780,822	—	—	780,822
Renewable Energy	2,252,267	—	31,298	2,283,565
Broadband Infrastructure	1,248,032	7,152	43,913	1,299,097
Infrastructure Finance Total	$7,192,731	$7,152	$75,211	$7,275,094

For more information about the credit quality of Farmer Mac's Infrastructure Finance portfolio and the associated allowance for losses please refer to Notes 5 and 6 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business because of the USDA guarantee. As of September 30, 2025, Farmer Mac had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the three months ended September 30, 2025, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the Agricultural Finance mortgage loans (other than rural housing and part-time farm mortgage loans) and Infrastructure Finance loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance," and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac's 2024 Annual Report.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for material errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. In September 2024, Farmer Mac notified a field servicer of a breach of its servicing duties and the termination of the servicing relationship for two large borrower relationships effective October 1, 2024. In April 2025, Farmer Mac terminated the entire seller/servicer relationship with that field servicer and assumed field servicing duties on all loans sold to Farmer Mac by that entity. Those two actions against one field servicer were Farmer Mac's only exercise of remedies or taking of formal action against any servicers during the previous three years ended September 30, 2025. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Servicing" and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Lenders and Loan Servicing" in Farmer Mac's 2024 Annual Report.

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

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. As a result, Farmer Mac has indirect credit exposure to the Agricultural Finance mortgage loans and Infrastructure loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, Farmer Mac also typically requires that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower loan-to-value ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of September 30, 2025, Farmer Mac had not experienced any credit losses on any AgVantage securities over the life of the program. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Other Products – Agricultural Finance—AgVantage Securities" and "Business—Farmer Mac's Lines of Business—Infrastructure Finance—Other Products – Infrastructure Finance—AgVantage Securities" in Farmer Mac's 2024 Annual Report.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Agricultural Finance line of business totaled $3.9 billion as of September 30, 2025 and

$5.0 billion as of December 31, 2024. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Infrastructure Finance line of business totaled $3.7 billion as of September 30, 2025 and $3.5 billion as of December 31, 2024.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of September 30, 2025 and December 31, 2024:

Table 28

	As of September 30, 2025		As of December 31, 2024
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,734,085	100%	$3,521,143	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	1,145,000	105%	2,020,000	105%
Other(1)	752,561	100% to 125%	930,297	100% to 125%
Total outstanding	$7,681,646		$8,521,440
(1)Consists of AgVantage securities issued by 9 different issuers as of both September 30, 2025 and December 31, 2024.

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

Credit Risk – Other Investments. As of September 30, 2025, Farmer Mac had $0.9 billion of cash and cash equivalents and $6.7 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which can be found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($173.0 million as of September 30, 2025). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($86.5 million as of September 30, 2025). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

Farmer Mac's $0.9 billion of cash and cash equivalents held as of September 30, 2025 mature within three months. As of September 30, 2025, $3.1 billion of the $6.7 billion of investment securities (47%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are primarily funded with floating rate debt. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of September 30, 2025 and December 31, 2024 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 29

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of September 30, 2025	As of December 31, 2024
+100 basis points	(2.5)%	(4.0)%
-100 basis points	3.1%	3.6%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of September 30, 2025	As of December 31, 2024
+100 basis points	0.4%	(0.8)%
-100 basis points	1.3%	1.6%

As of September 30, 2025, Farmer Mac maintained a positive effective duration gap of 3.6 months, compared to 3.7 months as of December 31, 2024. Since the end of 2024, the yield curve has declined, with the yields on the 2‑year and 10‑year U.S. Treasury Notes falling by approximately 63 and 42 basis points, respectively. This shift in interest rates shortened the duration profile of Farmer Mac’s funded assets relative to its liabilities, resulting in a decrease in the duration gap.

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

As of September 30, 2025, Farmer Mac had $24.6 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to approximately thirty years, of which $10.9 billion were pay-fixed interest rate swaps, $13.1 billion were receive-fixed interest rate swaps, and $0.6 billion were basis swaps.

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

Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available-for-sale or liabilities to protect against fair value changes in the assets or liabilities related to a benchmark interest rate (e.g. SOFR). Also, certain financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both September 30, 2025 and December 31, 2024, Farmer Mac had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

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

As of September 30, 2025, Farmer Mac held $7.6 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as SOFR. As of the same date, Farmer Mac also had $10.9 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily SOFR.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and repayments of AgVantage and investment securities. Farmer Mac regularly accesses the debt capital markets for funding, and Farmer Mac maintained steady access to the debt capital markets throughout 2025. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of September 30, 2025, Farmer Mac had outstanding discount notes of $1.7 billion, medium-term notes that mature within one year of $8.4 billion, and medium-term notes that mature after one year of $19.1 billion.

Assuming continued access to the debt capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the debt capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 323 days of liquidity throughout third quarter 2025 and had 317 days of liquidity as of September 30, 2025.

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

The following table presents these assets as of September 30, 2025 and December 31, 2024:

Table 30

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Cash and cash equivalents	$901,023	$1,024,007
Investment securities:
Guaranteed by U.S. Government and its agencies	1,844,604	1,634,951
Guaranteed by GSEs	4,800,675	4,307,857
Asset-backed securities	19,482	19,476
Total	$7,565,784	$6,986,291

The objectives of the investment portfolio as of September 30, 2025 and December 31, 2024 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity and to support program asset growth.

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of September 30, 2025, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with the FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of September 30, 2025 and December 31, 2024, Farmer Mac's Tier 1 capital ratio was 13.9% and 14.2%, respectively. As of September 30, 2025, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with the FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and the FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards." See Note 8 to the consolidated financial statements for more information about Farmer Mac's capital position.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 31

New Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
September 30, 2025	$1,069,422	$236,940	$225,017	$262,322	$732,888	$2,526,589
June 30, 2025	896,499	280,331	185,563	280,350	482,276	2,125,019
March 31, 2025	548,509	270,966	486,961	229,649	301,315	1,837,400
December 31, 2024	1,034,489	313,123	78,018	209,729	496,437	2,131,796
September 30, 2024	776,023	307,325	360,950	187,021	357,659	1,988,978
June 30, 2024	698,787	288,740	132,958	102,075	271,890	1,494,450
March 31, 2024	665,916	290,525	113,545	2,250	347,898	1,420,134
December 31, 2023	1,282,045	188,272	404,908	29,603	225,986	2,130,814
September 30, 2023	1,384,273	275,932	557,043	50,936	17,390	2,285,574

For the year ended:
December 31, 2024	$3,175,215	$1,199,713	$685,471	$501,075	$1,473,884	$7,035,358
December 31, 2023	4,709,500	885,551	1,757,599	262,414	404,734	8,019,798

Table 32

Repayments of Assets
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$816,531	$202,391	$66,715	$137,666	$390,359	$1,613,662
Unscheduled	216,005	89,015	32,139	—	—	337,159
September 30, 2025	$1,032,536	$291,406	$98,854	$137,666	$390,359	$1,950,821

Scheduled	$513,179	$135,868	$32,388	$80,744	$149,904	$912,083
Unscheduled	190,374	80,303	40,787	—	—	311,464
June 30, 2025	$703,553	$216,171	$73,175	$80,744	$149,904	$1,223,547

Scheduled	$786,956	$169,532	$77,976	$57,279	$109,176	$1,200,919
Unscheduled	258,599	99,776	30,385	—	—	388,760
March 31, 2025	$1,045,555	$269,308	$108,361	$57,279	$109,176	$1,589,679

Scheduled	$41,265	$231,672	$38,003	$52,970	$174,920	$538,830
Unscheduled	120,505	36,526	25,084	—	—	182,115
December 31, 2024	$161,770	$268,198	$63,087	$52,970	$174,920	$720,945

Scheduled	$1,079,136	$239,596	$548,161	$94,513	$138,123	$2,099,529
Unscheduled	117,538	41,842	26,629	—	—	186,009
September 30, 2024	$1,196,674	$281,438	$574,790	$94,513	$138,123	$2,285,538

Scheduled	$752,473	$141,565	$62,237	$16,062	$138,725	$1,111,062
Unscheduled	342,594	89,576	32,984	—	—	465,154
June 30, 2024	$1,095,067	$231,141	$95,221	$16,062	$138,725	$1,576,216

Scheduled	$402,088	$118,885	$90,096	$36,218	$93,112	$740,399
Unscheduled	150,903	99,325	32,481	—	—	282,709
March 31, 2024	$552,991	$218,210	$122,577	$36,218	$93,112	$1,023,108

Scheduled	$827,122	$133,468	$40,122	$13,492	$69,040	$1,083,244
Unscheduled	106,041	102,131	18,469	—	—	226,641
December 31, 2023	$933,163	$235,599	$58,591	$13,492	$69,040	$1,309,885

Scheduled	$922,223	$110,383	$75,031	$5,967	$14,716	$1,128,320
Unscheduled	108,960	104,999	20,578	—	—	234,537
September 30, 2023	$1,031,183	$215,382	$95,609	$5,967	$14,716	$1,362,857

For the year ended:
Scheduled	$2,274,962	$731,718	$738,497	$199,763	$544,880	$4,489,820
Unscheduled	731,540	267,269	117,178	—	—	1,115,987
December 31, 2024	$3,006,502	$998,987	$855,675	$199,763	$544,880	$5,605,807

Scheduled	$3,079,501	$403,719	$711,488	$77,877	$147,383	$4,419,968
Unscheduled	542,796	391,360	109,539	—	—	1,043,695
December 31, 2023	$3,622,297	$795,079	$821,027	$77,877	$147,383	$5,463,663

Table 33

Outstanding Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
As of:
September 30, 2025	$18,218,755	$1,891,228	$7,426,517	$1,299,097	$2,283,565	$31,119,162
June 30, 2025	18,217,905	1,953,523	7,300,354	1,174,441	1,941,036	30,587,259
March 31, 2025	18,094,515	1,889,363	7,187,966	974,835	1,608,664	29,755,343
December 31, 2024	18,606,968	1,887,705	6,809,366	802,465	1,416,525	29,523,029
September 30, 2024	18,090,374	1,842,780	6,794,435	645,706	1,095,008	28,468,303
June 30, 2024	18,504,501	1,816,893	7,008,276	553,197	875,472	28,758,339
March 31, 2024	18,900,906	1,766,294	6,970,537	467,186	742,307	28,847,230
December 31, 2023	18,808,801	1,693,979	6,979,570	501,153	487,521	28,471,024
September 30, 2023	18,461,835	1,741,306	6,633,252	485,043	330,575	27,652,011

Table 34

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
September 30, 2025	$14,600,861	$3,529,567	$7,724,118	$25,854,546
June 30, 2025	14,644,420	3,488,344	7,197,147	25,329,911
March 31, 2025	14,397,557	3,393,642	6,892,411	24,683,610
December 31, 2024	14,356,171	3,370,540	6,815,034	24,541,745
September 30, 2024	14,328,691	3,311,001	6,265,792	23,905,484
June 30, 2024	14,064,831	3,273,764	6,850,137	24,188,732
March 31, 2024	14,166,500	3,194,246	6,849,237	24,209,983
December 31, 2023	14,133,794	3,171,672	6,455,359	23,760,825
September 30, 2023	13,727,280	3,019,317	6,255,690	23,002,287

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 35

	Net Effective Spread
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Net Effective Spread
	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield
	(dollars in thousands)
For the quarter ended:
September 30, 2025	$34,840	$9,047	$5,910	$4,379	$7,730	$34,777	$1,086	$97,769
	1.04%	2.16%	0.34%	2.30%	1.75%	0.43%	0.05%	1.20%
June 30, 2025	35,710	8,609	5,636	3,932	6,227	31,668	2,111	93,893
	1.07%	2.07%	0.33%	2.24%	1.68%	0.40%	0.11%	1.19%
March 31, 2025	33,885	8,640	5,329	3,566	5,112	31,604	1,854	89,990
	1.01%	2.09%	0.32%	2.27%	1.55%	0.41%	0.10%	1.17%
December 31, 2024	32,556	7,891	5,059	3,414	4,859	31,242	2,507	87,528
	0.96%	1.95%	0.32%	2.34%	1.76%	0.42%	0.15%	1.16%
September 30, 2024	35,755	6,397	4,785	2,794	3,810	30,912	943	85,396
	1.05%	1.56%	0.30%	2.21%	1.78%	0.42%	0.05%	1.16%
June 30, 2024	34,156	7,866	5,253	2,393	2,999	30,268	661	83,596
	0.98%	1.91%	0.32%	2.16%	1.86%	0.41%	0.04%	1.14%
March 31, 2024	32,843	7,971	4,890	2,342	2,049	32,474	475	83,044
	0.95%	2.05%	0.30%	2.08%	1.75%	0.45%	0.03%	1.14%
December 31, 2023	33,329	8,382	4,916	2,426	1,540	33,361	597	84,551
	0.98%	2.06%	0.31%	2.06%	1.69%	0.47%	0.04%	1.19%
September 30, 2023	32,718	8,250	3,979	2,383	1,150	34,412	532	83,424
	0.97%	2.05%	0.26%	2.15%	1.46%	0.49%	0.04%	1.20%

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 36

	Core Earnings by Quarter End
	September 2025	June 2025	March 2025	December 2024	September 2024	June 2024	March 2024	December 2023	September 2023
	(in thousands)
Revenues:
Net effective spread	$97,769	$93,893	$89,990	$87,528	$85,396	$83,596	$83,044	$84,551	$83,424
Guarantee and commitment fees	6,132	5,874	5,488	5,086	4,997	5,256	4,982	4,865	4,828
Gain on sale of investment securities	—	—	—	—	—	1,052	—	—	—
Loss on sale of mortgage loan	—	—	—	—	—	(1,147)	—	—	—
Other	1,185	742	1,315	(491)	1,133	481	1,077	767	1,056
Total revenues	105,086	100,509	96,793	92,123	91,526	89,238	89,103	90,183	89,308

Credit related expense/(income):
Provision for/(release of) losses	7,433	7,812	1,583	3,872	3,258	6,230	(1,870)	(575)	(181)
REO operating expenses	—	148	—	—	196	—	—	—	—
(Gain)/loss on REO	—	(87)	68	—	—	—	—	—	—
Total credit related expense/(income)	7,433	7,873	1,651	3,872	3,454	6,230	(1,870)	(575)	(181)

Operating expenses:
Compensation and employee benefits	17,743	17,631	17,752	15,641	15,237	14,840	18,257	15,523	14,103
General and administrative	11,052	10,859	10,758	12,452	8,625	8,904	8,255	8,916	9,100
Regulatory fees	1,000	1,000	1,000	1,000	725	725	725	725	831
Total operating expenses	29,795	29,490	29,510	29,093	24,587	24,469	27,237	25,164	24,034

Net earnings	67,858	63,146	65,632	59,158	63,485	58,539	63,736	65,594	65,455
Income tax expense	11,933	10,114	14,000	9,938	12,681	11,970	13,553	13,881	13,475
Preferred stock dividends	6,303	5,667	5,666	5,666	5,897	6,792	6,791	6,791	6,792
Core earnings	$49,622	$47,365	$45,966	$43,554	$44,907	$39,777	$43,392	$44,922	$45,188

Reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes	$882	$(639)	$(2,573)	$3,084	$(1,064)	$(359)	$1,683	$(836)	$2,921
(Losses)/gains on hedging activities due to fair value changes	(137)	2,709	1,099	5,737	205	2,604	3,002	(3,598)	3,210
Unrealized (losses)/gains on trading assets	(4)	(65)	9	(83)	99	(87)	(14)	(37)	1,714
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	26	25	28	(39)	27	26	31	88	29
Net effects of terminations or net settlements on financial derivatives	(1,934)	255	(1,070)	534	(503)	(1,505)	(192)	(800)	(79)
Issuance costs on the retirement of preferred stock	—	—	—	—	(1,619)	—	—	—	—
Income tax effect related to reconciling items	245	(480)	526	(1,939)	260	(143)	(947)	1,089	(1,638)
Net income attributable to common stockholders	$48,700	$49,170	$43,985	$50,848	$42,312	$40,313	$46,955	$40,828	$51,345

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

Item 4.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2025.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, the principal executive officer and principal financial officer concluded that Farmer Mac's disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.Legal Proceedings
None.

Item 1A.Risk Factors

Information about risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of Farmer Mac’s 2024 Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Farmer Mac is a federally chartered instrumentality of the United States whose debt and equity securities are exempt from registration under Section 3(a)(2) of the Securities Act of 1933. During third quarter 2025, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 338 shares of its Class C non-voting common stock in July 2025 to the eight directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $194.28 per share, which was the closing price of the Class C non-voting common stock on June 30, 2025 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

On August 21, 2025, Farmer Mac granted 1,137 time-vested restricted stock units related to shares of Farmer Mac's Class C non-voting common stock to an employee in accordance with the Transition Agreement described in Farmer Mac's Current Report on Form 8-K filed with the SEC on August 18, 2025. That grant of the “Transition RSUs” described in the Transition Agreement is scheduled to vest on May 2, 2026, subject to the conditions in the Transition Agreement.

(b)     Not applicable.

(c)     None.

Item 3.Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Officer Trading Arrangements

None of Farmer Mac's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.

Item 6.Exhibits and Financial Statement Schedules

a.    (1) Financial Statements.

Refer to Item 8 above.

(2) Financial Statement Schedules.

There are no schedules because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended on June 18, 2020 (Previously filed as Exhibit 3.1 to Form 10-Q filed August 10, 2020).
*	3.2	—	By-Laws of the Registrant, as amended and restated by the Board of Directors through May 15, 2025 (Previously filed as Exhibit 3.1 to Form 8-K filed May 21, 2025).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.5	—	Specimen Certificate for 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.7 to Form 10-Q filed August 10, 2020).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.1 to Form 8-A filed May 20, 2020).
*	4.6	—	Specimen Certificate for 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.8 to Form 10-Q filed November 9, 2020).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.1 to Form 8-A filed August 20, 2020).
*	4.7	—	Specimen Certificate for 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.8 to Form 10-Q filed August 5, 2021).
*	4.7.1	—	Certificate of Designation of Terms and Conditions of 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.1 to Form 8-A filed May 27, 2021).
**	4.8		Specimen Certificate for 6.500% Non-Cumulative Preferred Stock, Series H.
*	4.8.1		Certificate of Designation of Terms and Conditions of 6.500% Non-Cumulative Preferred Stock, Series H (Previously filed as Exhibit 4.1 to Form 8-A filed August 25, 2025).
**	4.9	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934.
*	10.1		Transition Agreement dated August 14, 2025, between Stephen P. Mullery and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed August 18, 2025).
*	10.2		Second Amendment to Amended Employment Agreement dated September 25, 2025 between Bradford T. Nordholm and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed September 30, 2025).
*	10.3		Employment Agreement dated September 30, 2025 between Zachary N. Carpenter and the Registrant (Previously filed as Exhibit 10.2 to Form 8-K filed September 30, 2025).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		November 3, 2025
By:	Bradford T. Nordholm
Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory N. Ramsey		November 3, 2025
By:	Gregory N. Ramsey
Vice President – Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)