Form 10-K
period 2025-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2026-02-19
CIK 845877

As filed with the Securities and Exchange Commission on February 19, 2026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes         ☐                               No           ☒
The aggregate market value of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant was $1,901,912,280 as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing prices for the respective classes on June 30, 2025 reported by the New York Stock Exchange. For purposes of this information, the outstanding shares of Class A voting common stock and Class C non-voting common stock held by directors, executive officers, and significant stockholders of the registrant, as applicable, as of June 30, 2025 were deemed to be held by affiliates. The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.
As of February 5, 2026, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,325,900 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant's Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year to which this report relates.

Auditor Firm ID: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Washington DC, USA

FORWARD-LOOKING STATEMENTS

In this report, the words "Farmer Mac," "we," "our," and "us" refer to the Federal Agricultural Mortgage Corporation and its subsidiaries unless otherwise stated or unless the context otherwise requires.

Some statements made in this report, such as in the "Management's Discussion and Analysis of Financial Condition and Results of Operations ('MD&A')" section, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 about management's current expectations for Farmer Mac's future financial results, business prospects, and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. These statements typically include terms such as "anticipates," "believes," "continues," "estimates," "expects," "forecasts," "likely," "intends," "often," "outlook," "plans," "potential," "project," "target," and similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will," and "would." This report includes forward-looking statements addressing our:

•prospects for earnings;
•prospects for growth in business volume;
•trends in net interest income and net effective spread;
•trends in portfolio credit quality, delinquencies, substandard assets, credit losses, charge offs, and provisions for expected credit losses;
•assessment of economic and market trends;
•trends in expenses;
•trends in investment securities;
•prospects for asset impairments and allowance for losses;
•changes in capital position;
•future dividend payments; and
•other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve assumptions, estimates, and the evaluation of risks and uncertainties. Various factors or events, both known and unknown, could cause our actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of this report as well as uncertainties about:

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
•the degree to which Farmer Mac is exposed to interest rate risk resulting from fluctuations in Farmer Mac's borrowing costs relative to market indices;
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

Considering these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report. We undertake no obligation to release publicly the results of revisions to any forward-looking statements to reflect new information or any future events or circumstances, except as otherwise required by applicable law. The information in this report is not necessarily indicative of future results.

PART I

Item 1.Business
GENERAL

Farmer Mac is a stockholder-owned, federally chartered corporation that combines private capital and public sponsorship to serve a public purpose. Congress has charged Farmer Mac, in our charter, with the mission of providing a secondary market for a variety of loans made to borrowers in rural America. A secondary market is an economic arrangement in which the owners of financial assets, such as the originators of loans, may sell all or part of those assets or pay a fee to offset some or all of the inherent risks of holding the assets. To fulfill our mission to increase the accessibility of financing to provide vital liquidity for American agriculture and rural infrastructure, our secondary market activities include:

•purchasing eligible loans directly from lenders, including participation interests, syndicated notes, revolving and non-revolving credit facilities, and unfunded loan commitments. "Eligible Loans" include obligations which are: secured by a first lien mortgage on real estate used in agricultural production or processing, including part-time farms and rural housing loans; agricultural and rural development loans guaranteed by the United States Department of Agriculture ("USDA"); and loans by lenders organized as cooperatives to finance electrification and telecommunications facilities, including broadband and middle mile broadband infrastructure, and renewable energy projects in rural areas;
•guaranteeing and purchasing securities issued by lenders and other financial institutions that obtain funding by pledging pools of Eligible Loans that they retain (we refer to these securities as "AgVantage," one of our registered trademarks);
•issuing and guaranteeing securities that represent interests in, or obligations secured by, pools of Eligible Loans that we purchase and transfer to trusts (together with AgVantage, we refer to these securities as "Farmer Mac Guaranteed Securities," which may be retained by the seller of the underlying Eligible Loans, retained by Farmer Mac, or sold to third-party investors);
•servicing (including as master servicer) Eligible Loans, including those we purchase, securitize, or service on behalf of third-parties; and
•providing long-term standby purchase commitments ("LTSPCs") for Eligible Loans.

We are a government-sponsored enterprise ("GSE") established under Title VIII of the Farm Credit Act of 1971 (12 U.S.C. §§ 2279aa et seq.), first enacted in 1988 and last amended in 2018, which serves as our charter ("Charter"). Our Charter provides that we have the power to establish, acquire, and maintain affiliates under applicable state law to carry out any activities that we would otherwise perform directly. We established our two existing subsidiaries – Farmer Mac II LLC and Farmer Mac Mortgage Securities Corporation – under that power.

We are an institution of the Farm Credit System ("FCS"), which is composed of the banks, associations, and related entities regulated by the Farm Credit Administration ("FCA"), an independent agency in the executive branch of the United States government. Although we are an institution of the FCS, we are not liable for any debt or obligation of any other institution of the FCS. None of FCA, the FCS, or any other individual institution of the FCS is liable for any of our, or our subsidiaries', debt or obligations. Our debts and obligations, and that of our subsidiaries, are not guaranteed by the full faith and credit of the United States of America.

Our two primary sources of revenue are:

•net interest income; and
•guarantee and commitment fees received for outstanding guaranteed securities and LTSPCs.

We fund our purchases of Eligible Loans and securities primarily by issuing debt obligations of various maturities in the public capital markets. We also use the proceeds of debt issuance to fund liquidity investments that must comply with policies adopted by our board of directors and with FCA regulations, which establish limitations on asset class, dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). Our regular debt issuance supports our access to the capital markets, and our liquidity investments provide an alternative source of funds should market conditions become unfavorable. For more information about our Eligible Loans, securities, and liquidity investments, as well as our financial performance and sources of capital and liquidity, see MD&A. For more information about our debt issuance, see Business—Financing—Debt Issuance.

Secondary Market

Our activities are intended to provide lenders with an efficient and competitive secondary market that enhances these lenders' ability to offer competitively-priced financing solutions to borrowers. This secondary market is designed to increase the accessibility of financing at competitive interest rates to America's rural communities and agricultural sectors, while providing borrowers with the benefits of capital markets pricing and product innovation. By serving as a bridge between the public capital markets and the U.S. agricultural and rural credit markets, we provide vital liquidity by attracting additional capital sources for financing rural America and agricultural borrowers.

Our purchases of loans and securities and sales of guaranteed securities to investors increase lenders' liquidity and lending capacity and provide a stable source of funding for lenders that extend credit to the agricultural and rural credit markets. Our issuance of LTSPCs for loans held by lenders and our issuance of guaranteed securities to lenders in exchange for the related securitized loans could result in lower regulatory capital requirements and reduced borrower or commodity concentration exposure for many lenders, thereby expanding their lending capacity. By providing efficient and competitive financing solutions, we increase lending flexibility for rural credit markets, which may result in lower interest rates paid by rural and agricultural borrowers.

We market a mix of products to lenders who may need capital, liquidity, portfolio diversification, and/or access to a wide variety of loan products, including those with long-term fixed rates. As part of our outreach strategy, we engage with current and prospective lenders to identify how their use of the secondary market could further support their origination efforts and drive efficient capital deployment to agricultural communities and rural America. We also provide wholesale funding for institutional investors in agricultural assets that qualify as eligible collateral under our Charter. For these potential issuers, we direct our outreach efforts through our business relationships within the agricultural community and to institutions whose profile may benefit from wholesale funding.

FARMER MAC'S LINES OF BUSINESS

Our business consists of seven reportable operating segments: Farm & Ranch, Corporate AgFinance, Power & Utilities, Broadband Infrastructure, Renewable Energy, Funding, and Investments. We engage in a variety of secondary market activities across our two lines of business—Agricultural Finance and Infrastructure Finance. The table below summarizes our sources of income by the operating segments within those two lines of business, which do not include the treasury-related operating segments of Funding and Investments:

	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy
Interest-earning assets
Loans	X	X	X	X	X
Loans held in consolidated trusts (single-class and structured)(1)	X
AgVantage Securities(2)	X	X	X
Interest-only portions of agricultural mortgage-backed securities ("IO")(2)	X
USDA Securities	X
Products and services that earn fee income
LTSPCs	X		X
Unfunded loan commitments	X	X	X	X	X
Structured securitization transactions(1)	X
Loan servicing	X
Other Farmer Mac Guaranteed Securities(2)	X
(1)The securities issued by these trusts are referred to as Farmer Mac Guaranteed Securities.
(2)These categories are referred to as Farmer Mac Guaranteed Securities.

Starting in fourth quarter 2024, we renamed the Rural Utilities segment as Power & Utilities and separately reported the results of Broadband Infrastructure. All prior period information has been recast to reflect this new alignment of our operating segments. For more financial information about our reportable operating segments, see Note 2(p)—Summary of Significant Accounting Policies—Business Segments and Note 12—Business Segment Reporting to the consolidated financial statements. The following sections describe our secondary market activities under our two lines of business.

Agricultural Finance

Our Agricultural Finance line of business consists of the Farm & Ranch and Corporate AgFinance segments. The Farm & Ranch segment includes the financial results of AgVantage securities, USDA Securities and Farm & Ranch loans. The Corporate AgFinance segment includes loans and AgVantage securities to larger and more complex farming operations, agribusinesses focused on food and fiber processing, and other supply chain production.

We provide a secondary market for Eligible Loans in our Agricultural Finance line of business by (1) purchasing and retaining Eligible Loans and securities, (2) guaranteeing the payment of principal and interest on securities that represent interests in, or obligations secured by, pools of Eligible Loans, (3) servicing (including as master servicer) Eligible Loans, and (4) issuing LTSPCs for designated Eligible Loans. We are compensated for these activities through net interest income on loans and securities held on balance sheet, guarantee fees earned on securities issued to third parties, servicing fees on securitized loans and loans serviced for others, and commitment fees earned on loans in LTSPCs and on unfunded loan commitments.

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

Our Charter authorizes a maximum loan size (adjusted annually for inflation) for an eligible Agricultural Finance mortgage loan secured by more than 2,000 acres of agricultural real estate. That maximum loan size was $17.4 million as of December 31, 2025. The Charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Agricultural Finance mortgage loan secured by 2,000 acres or less of agricultural real estate. However, an internal policy approved by our board of directors limits the cumulative direct credit exposure to any one borrower or group of related borrowers on loans secured by 2,000 acres or less of agricultural real estate to 10% of Farmer Mac's Tier 1 capital ($170.6 million as of December 31, 2025). For Agricultural Finance mortgage loans, eligible agricultural real estate consists of one or more parcels of land, which may be improved by permanently affixed buildings or other structures, that (i) is used for the production of one or more agricultural commodities or products and (ii) either consists of a minimum of five acres or generates minimum annual receipts of $5,000.

As required by our Charter, we have established underwriting, security appraisal, and repayment standards for Eligible Loans that consider the nature, risk profile, and other differences between different categories of Eligible Loans. The Charter prescribes that the following minimum standards must be applied to all Agricultural Finance mortgage loans:

•provide that no loan with a loan-to-value ratio ("LTV") more than 80% may be eligible;
•require each borrower to demonstrate sufficient cash flow to adequately service the loan;
•require sufficient documentation standards;

•protect the integrity of the appraisal process for any loan; and
•confirm that the borrower is or will be actively engaged in agricultural production.

For more details on underwriting and collateral related to our Agricultural Finance mortgage loans, see MD&A—Risk Management—Credit Risk—Loans and Guarantees.

Lenders - Farm & Ranch

We approve lenders into our network of Farm & Ranch loan sellers based on an assessment of the lender's credit profile, which may include factors such as the institution's credit rating, origination history, or financial profile. Most lenders that participate in our secondary market for Farm & Ranch loans meet our established criteria for loan sellers, which typically include requirements to:

•own a requisite amount of Farmer Mac common stock according to a schedule prescribed for the size and type of institution;
•have, in our judgment, the ability and experience to originate or purchase and sell Farm & Ranch loans and service those loans, either directly or through contractors and originators, in accordance with our requirements, as well as have appropriate internal controls, policies, and procedures;
•maintain a minimum amount of net liquidity or appropriate credit enhancements; and
•enter into a Seller/Servicer Agreement requiring compliance with our Seller/Servicer Guide and providing representations and warranties about loan eligibility and accuracy of loan data provided to us.

Any lender authorized by the USDA to obtain a USDA guarantee on a loan may participate in our secondary market for USDA Securities.

Lenders - Corporate AgFinance

We purchase Corporate AgFinance loans and unfunded commitments from a diverse set of lenders that support financing of the agricultural sector. Lenders may be existing Farm & Ranch lenders that have larger, more complex borrowers, as well as larger financial and non-bank institutions, such as national and regional banks, insurance companies, FCS institutions, and other non-bank lending organizations, that structure and originate transactions for larger, more complex farming operations and agribusinesses.

We evaluate each lender that originates Corporate AgFinance loans to assess the experience and capabilities of the lender’s ability to originate, structure, distribute, and monitor Corporate AgFinance transactions. In many instances, we purchase loans and unfunded commitments from lenders that structure and arrange large, syndicated transactions involving numerous lenders that are necessary to support the larger transaction loan size. In these cases, we typically assesses each arranger’s capabilities and experience in arranging syndicated loans. Corporate AgFinance loans are often offered to us with minimal or no representations and warranties. To mitigate risks associated with these transactions, when acquiring these loans we emphasize underwriting and legal documentation due diligence.

Other Products

AgVantage Securities

Under the AgVantage securities product line, we guarantee and purchase securities issued by lenders and other financial institutions that are secured by pools of Eligible Loans. We typically retain AgVantage securities in our portfolio. Most of the AgVantage securities in our Agricultural Finance line of business are securities issued by agricultural lenders that are secured by pools of Farm & Ranch loans. AgVantage securities secured by mortgage loans that have different credit profiles, structural characteristics, and loan terms than typical Farm & Ranch loans require underwriting that more closely approximates our underwriting for Corporate AgFinance loans. For more details on counterparty credit risk related to our AgVantage Securities, see MD&A—Risk Management—Credit Risk—Counterparty Risk.

Purchase Commitments and Guarantees

Our LTSPC program is a credit enhancement alternative to direct loan purchases for Farm & Ranch loans that allows approved lenders to retain the cash flow benefits of their loans and increase their liquidity and lending capacity. In LTSPCs, the lender effectively transfers the credit risk on their Eligible Loans because, through our commitment to purchase the loan under LTSPCs, we assume the ultimate credit risk of borrower defaults on the related loans.

An LTSPC permits the lender to retain loans in its portfolio until such time, if ever, as the lender elects to deliver some or all of the loans covered by the LTSPC to us for purchase in accordance with the terms of their applicable agreement. Loans subject to an LTSPC must meet our standards for Eligible Loans at the commencement of the LTSPC when we assume the credit risk on the loans and are serviced by the holders of those loans in accordance with those lenders' servicing procedures, which we review before entering into those transactions. As consideration for our assumption of the credit risk on loans covered by an LTSPC, we receive commitment fees. Some LTSPCs contain risk sharing arrangements for pools of loans that provide for the counterparty to absorb up to a specified amount (typically between 1% and 3% of the original principal balance of the loan pool) of any losses incurred on the loans in the pool before we absorb any losses. At a lender's request, we purchase loans subject to an LTSPC:

•at par when a loan becomes either 90 days or 120 days delinquent (depending on the agreement) or is in material non-monetary default, with accrued and unpaid interest on the defaulted loan payable out of any future loan payments or liquidation proceeds; or
•if the loans are not delinquent, in exchange for either (1) cash equal to market price agreed to by Farmer Mac and the lender at the time of sale or (2) Farm & Ranch Guaranteed Securities, in accordance with the applicable agreement.

Another credit enhancement alternative to direct loan purchases is through our single-class and structured securitizations, which are both a form of Farmer Mac Guaranteed Securities. Similar to LTSPCs, our single-class and structured securitizations allow the lender to effectively transfer the credit risk on their Eligible Loans as we assume the ultimate credit risk of borrower defaults on the related loans as a result of our guarantee. Our two forms of securitizations are described in more detail below:

•Single-class securitization trusts: In these transactions, we guarantee securities representing interests in eligible Farm & Ranch loans held by a trust. We guarantee principal and interest payments on the securities in the event of a payment shortfall in exchange for a guarantee fee based on the outstanding principal balance of the securities. When the securities of these trusts are held by third parties, the trusts are consolidated in our consolidated financial statements because our rights as master servicer allow us to control the default mitigation activities of the trusts.
•Structured securitization trusts: In these transactions, we issue securities representing interests in eligible Farm & Ranch loans held by a trust. These transactions are structured with senior and subordinated tranches for which we only guarantee the securities of the senior tranche. We do not guarantee the subordinate tranches of securities issued from these trusts, therefore these tranches represent a transfer of credit risk as the security holders are exposed to the credit risk arising from borrower defaults. Specifically, these holders assume the risk of loss on their investment up to the amount of their outstanding security balance. In the event of borrower default, subordinate security holders may experience a reduction in principal and/or interest payments, but those losses will not exceed the total balance of their securities. We consolidate these trusts when the securities are owned by third parties and our rights as master servicer allow us to control the default mitigation activities of the trusts. Structured securitization trusts help to offset our credit risk on Farm & Ranch loans and reduce our capital requirements, enabling us to utilize capital more effectively as we seek to optimize our returns.

We typically collect guarantee fees from our securitization transactions out of installment payments made on the underlying loans until those loans have been repaid, purchased out of the trust, or otherwise liquidated (generally as a result of default). The aggregate amount of guarantee fees received depends on the amount of securities outstanding and on the applicable guarantee fee rate, which our Charter caps at 50 basis points per year.

Infrastructure Finance

Our Infrastructure Finance line of business encompasses purchases of Power & Utilities, Broadband Infrastructure, and Renewable Energy obligations as well as LTSPCs for pools of eligible Power & Utilities loans. The Power & Utilities, Broadband Infrastructure, and Renewable Energy segments are within our Infrastructure Finance line of business through the provision in our Charter that authorizes the purchase of, and guarantee of securities backed by, loans for electric (including renewable electric energy) or telecommunications facilities by lenders organized as cooperatives to borrowers that have received or are eligible to receive loans under the Rural Electrification Act of 1936 ("REA").

The Power & Utilities segment includes "Power & Utilities loans," which are loans to rural electric generation and transmission cooperatives and distribution cooperatives, as well as AgVantage securities secured by those types of loans. The Broadband Infrastructure segment includes "Broadband Infrastructure loans," which are Eligible Loans to telecommunications facilities included in the Broadband Infrastructure segment (e.g., for rural fiber, cable/broadband, tower, wireless, local exchange carrier, and data center projects). The Renewable Energy segment includes "Renewable Energy loans," which are Eligible Loans to rural electric solar and wind energy projects and renewable gas projects.

The Broadband Infrastructure and Renewable Energy segments represent newer markets for Farmer Mac and offer opportunities for higher yielding assets. The higher yields for products in these segments reflect the increased credit risk inherent in these sectors. For more detail on the underwriting and collateral policies we use to mitigate this credit exposure, see MD&A—Risk Management—Credit Risk—Loans and Guarantees.

Other Products

AgVantage Securities

Our portfolio of AgVantage securities in the Infrastructure Finance line of business includes securities issued by cooperative lenders that are secured by pools of Power & Utilities loans. For more details on counterparty credit risk related to our AgVantage Securities, see MD&A—Risk Management—Credit Risk—Counterparty Risk.

COMPETITION

Farmer Mac is the only federally-chartered corporation established to provide a secondary market for agricultural mortgage loans, infrastructure loans, and USDA Securities, but faces competition from other entities that purchase, retain, securitize, or provide financing for the types of assets eligible for our secondary market activities. These entities include commercial and investment banks, insurance companies, other FCS institutions, financial funds, and certain government programs. We also compete indirectly with originators of Eligible Loans that would prefer to retain the loans they originate rather than sell them into the secondary market. We are able to compete to acquire Eligible Loans due to the variety of products we offer and our ability to offer competitive funding structures and pricing to our customers. This enables us to provide flexible financing options and products designed to meet the varied needs of lending institutions related to capital requirements, liquidity, credit risk, and management of sector and geographic concentrations and borrower exposure limits. The relative competitiveness of our loan rates and our ability to develop business with lending institutions are affected by many factors, including:

•the overall supply of capital available to agricultural and infrastructure borrowers;
•the types and variety of products offered by our competitors to meet the needs of our customer base;
•changes in the levels of available capital and liquidity of lending institutions;
•the existence of alternative sources of funding and credit enhancement for lending institutions;
•the rate of growth in the market for Eligible Loans; and
•demand for our products.

Because our Charter limits our business to secondary-market activities, our competitive position is affected by the willingness of originators to offer Eligible Loans for sale in the secondary market or to use us for funding syndicated or participated loans. The Charter's limits on loan size for some Agricultural Finance mortgage loans, as well as the types of loans that are eligible for our lines of business, also affect our competitive position. For more information on government regulations applicable to us, see "Business—Government Regulation of Farmer Mac."

Our ability to obtain competitive funding in the debt markets is essential to our ability to maintain our market share and competitive position with our customers. As a result, competition for debt investors with other debt-issuing institutions, such as the FCS, Federal Home Loan Banks, Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"), and highly-rated financial institutions, can affect the price and volume at which we issue debt and therefore our ability to offer competitive products to customers.

CAPITAL AND CORPORATE GOVERNANCE

Our Charter prescribes the company's basic capital and corporate governance structure, as described below. The Charter authorizes us to issue two classes of voting common stock, each of which elects one-third of our 15-member board of directors. The Charter also authorizes us to issue non-voting common stock.

•Presidential appointments. Five members of our board of directors are individuals who meet the qualifications specified in the Charter and are appointed by the President of the United States with the advice and consent of the United States Senate (one of whom is designated as the chair of the board of directors). These appointed directors serve at the pleasure of the President of the United States with no set term.

•Class A voting common stock. The Charter restricts ownership of our Class A voting common stock to banks, insurance companies, and other financial institutions or similar entities that are not institutions of the FCS. The Charter also provides that five members of our board of directors are elected by a plurality of the votes of the Class A stockholders each year. The Charter limits the amount of Class A voting common stock that any one holder may own to no more than 33% of the outstanding shares of Class A voting common stock. We are not aware of any regulation applicable to non-FCS financial institutions that requires a minimum investment in our Class A voting common stock or that prescribes a maximum investment amount lower than the 33% limit set forth in the Charter. Our Class A voting common stock is listed on the New York Stock Exchange under the symbol AGM.A.

•Class B voting common stock. The Charter restricts ownership of our Class B voting common stock to FCS institutions and also provides that five members of our board of directors are elected by a plurality of the votes of the Class B stockholders each year. The Charter contains no restrictions on the maximum number or percentage of outstanding shares of Class B voting common stock that any one holder may own, and we are not aware of any regulation applicable to FCS institutions that requires a minimum investment in our Class B voting common stock or that prescribes a maximum amount. Our Class B voting common stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other quotation system, and we are not aware of any publicly available quotations or prices for this class of common stock.

•Class C non-voting common stock. The Charter does not impose any ownership restrictions on our Class C non-voting common stock, so shares of this class are freely transferable. We use Class C non-voting common stock for awards of equity-based compensation to officers, directors, and employees as part of our compensation programs. Holders of the Class C non-voting common stock do not vote on the election of directors or any other matter. Our Class C non-voting common stock is listed on the New York Stock Exchange under the symbol AGM.

The dividend and liquidation rights of all three classes of our common stock are the same. Dividends may be paid on our common stock only when, as, and if declared by our board of directors in its sole discretion, subject to compliance with applicable capital requirements and the payment of dividends on any outstanding preferred stock issued by us. Upon liquidation, dissolution, or winding up of our business, after payment and provision for payment of our outstanding debt, the holders of shares of our currently outstanding 5.700% Non-Cumulative Preferred Stock, Series D ("Series D Preferred Stock"), 5.750% Non-Cumulative Preferred Stock, Series E ("Series E Preferred Stock"), 5.250% Non-Cumulative

Preferred Stock, Series F ("Series F Preferred Stock"), 4.875% Non-Cumulative Preferred Stock, Series G ("Series G Preferred Stock"), 6.500% Non-Cumulative Preferred Stock, Series H ("Series H Preferred Stock"), and any other preferred stock then outstanding, would be paid at par value out of assets available for distribution, plus all declared and unpaid dividends, before the holders of shares of common stock received any payment. See also Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for more information about our common stock, and Business—Financing—Equity Issuance for more information about our common stock and preferred stock.

Unlike other GSEs such as other FCS institutions and the Federal Home Loan Banks, we are not structured as a cooperative owned exclusively by member institutions and established to provide services exclusively to its members. Rather, as a publicly-traded corporation, we have a broader base of stockholders, including those who do not directly participate in our secondary market. We therefore seek to fulfill our mission of serving the financing needs of rural America in a way that is consistent with providing a return on the investment of our stockholders.

We generally require financial institutions to own a requisite amount of our common stock, based on the size and type of institution, in order to sell Agricultural Finance mortgage loans to us. As a result of this requirement, coupled with the ability of holders of Class A and Class B voting common stock to elect two-thirds of our board of directors, we regularly conduct business with "related parties," including institutions that own large amounts of our voting common stock. We have adopted a Code of Business Conduct and Ethics and related corporate policies that govern any conflicts of interest that may arise in these transactions. We also require that any transactions with related parties be conducted in the ordinary course of business, with terms and conditions comparable to those available to any other unrelated counterparty. For more information, see MD&A—Results of Operations—Related Party Transactions and Note 3—Related Party Transactions to the consolidated financial statements.

HUMAN CAPITAL

As of December 31, 2025, we employed 212 people, with 28 new employees hired during the year resulting in a net increase of 21 employees (11%) compared to year-end 2024. We primarily employ full-time employees to meet our business needs as we grow and evolve while supplementing human capital needs with part-time employees (including interns), independent contractors, and consultants as needed.

We have experienced a geographic evolution in our workforce since 2020 and now employ personnel in 29 states and the District of Columbia. As of December 31, 2025, 103 full-time employees were located in the Washington, D.C. area, 33 full-time employees were located in the Johnston, Iowa area, and 76 full-time employees worked on a fully remote basis in other parts of the United States.

Workplace Culture

We remain committed to optimizing how and where people work. Our flexible office space and "Presence With Purpose" hybrid model have enhanced employee engagement. Our innovative office and hybrid work approach, which are grounded in the three core principles of community, collaboration, and communication, empowers managers and leaders to consider their unique team circumstances and determine an appropriate cadence for purposeful in-person presence. We view this as an advantage in attracting and retaining top talent. Our weekly "Collaboration Tuesday" serves as a foundation for fostering meaningful connections within the workplace. This has allowed leadership to leverage the collaborative benefits that cannot be fully replicated remotely while still being flexible with the unique needs of each team and employee. To ensure continuity in regular communication, we have continued to reinforce employees' access to secure digital meeting platforms, and our senior executive team has continued to lead regular meetings of all employees to share pertinent information on our business and operations and to provide a forum for discussing issues. In 2025, we were awarded the USA Today Top Workplaces national award and Top Workplaces industry award in financial services. We also received eight Top Workplaces Cultural Excellence awards in 2025 in categories of Employee Appreciation, Employee Wellbeing, Professional Development, Leadership, Innovation, Compensation & Benefits, Work Life Flexibility, and Purpose & Values.

Compensation & Benefits

As a financial services organization, we must attract and retain a highly skilled workforce in a competitive employment environment. We use traditional methods to attract and retain talent, such as competitive salaries and benefits that include:

•a robust paid time off program;
•an "equity for all" program in which all employees are eligible to receive annual grants of equity-based compensation;
•a group health plan with all premiums paid by Farmer Mac;
•a 401(k) plan that provides for both voluntary employee contributions and employer contributions;
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

Talent Acquisition and Development

We are committed to the professional and career development of all employees. "Farmer Mac LEARN" is our strategic learning and development program that is designed to provide a comprehensive suite of learning and development services to maximize the learning effectiveness in the business. Farmer Mac LEARN is deployed in a blended learning fashion and is structured around six strategic LEARN Academies to enable effective learning and career development. The LEARN Academies include:

•New Hire Academy
•Skills Academy
•Leadership Academy
•Business Academy
•Ethics & Compliance Academy
•IT and Cybersecurity Academy

Each Academy is structured around learning paths aligned to each employee’s professional level, role, and career trajectory. We continue to invest in digital learning platforms to support the learning needs of the employees and business, while also leveraging internal subject matter expertise to elevate learning offerings. We also continue to offer an education assistance plan for employees with at least one year of full-time employment.

As part of our workforce strategy, we have deployed an early career strategy to further establish a talent pipeline for the future. The early career strategy includes a robust internship program and the Farmer Mac Associate program. These early career talent pipelines are developed through partnership with academic institutions, community organizations, and business partners. We also place strategic focus on succession planning. Detailed succession plans are crafted in partnership with key leaders in the business to identify and develop high potential leaders to promote career readiness for expanded responsibilities and roles in Farmer Mac.

We experienced a 3.9% turnover rate in 2025 compared to 6.8% in 2024.

Code of Business Conduct and Ethics

Our onboarding program includes a mandatory compliance session for every new hire and contract consultant within their first week. All employees also take annual training on and recertification of Farmer Mac's Code of Business Conduct and Ethics, which encompasses the following core principles: (1) promoting a safe workplace and a respectful and inclusive culture, (2) conducting business lawfully, fairly, and objectively, (3) communicating responsibly and protecting information, (4) conducting business diligently and being a good corporate citizen, and (5) how to report actual or suspected misconduct. Our Code of Business Conduct and Ethics is available at www.farmermac.com and is not incorporated by reference into this report.

AVAILABLE INFORMATION

We make available free of charge, through the "Investors" section of our internet website at www.farmermac.com, copies of materials it files with, or furnishes to, the SEC, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any amendments to those filings, as soon as reasonably practicable after electronically filing those materials with, or furnishing those materials to, the SEC. All references to www.farmermac.com in this report are inactive textual references only. The information contained on our website is not incorporated by reference into this report.

FINANCING

Debt Issuance

Our Charter authorizes us to issue debt obligations to purchase Eligible Loans and securities, USDA Securities, and to maintain reasonable amounts of liquid investments to maintain an adequate supply of liquidity. We fund our purchases of eligible program assets and liquidity investment assets primarily by issuing debt obligations of various maturities in the public capital markets. We also issue debt obligations to finance our obligations under guarantees and LTSPCs. Our debt obligations include discount notes and medium-term notes, including callable medium-term notes, all of which are unsecured general obligations. Discount notes have original maturities of 1 year or less. Medium-term notes generally have maturities of 0.5 years to 25.0 years.

The interest and principal on our debt obligations are not guaranteed by, and do not constitute debts or obligations of, FCA, the United States, or any agency or instrumentality of the United States other than Farmer Mac. We are an institution of the FCS but is not liable for any debt or obligation of any other institution of the FCS. Likewise, neither the FCS nor any other individual institution of the FCS is liable for any of our debt or obligations, or that of our subsidiaries. Income to the purchaser of our discount notes or medium-term notes is not exempt from federal, state, or local taxation. Our discount notes and medium-term notes are not currently rated by a nationally-recognized statistical rating organization ("NRSRO").

We invest the proceeds of our debt issuances in eligible program asset purchases that include Eligible Loans, USDA guaranteed securities, and Farmer Mac Guaranteed Securities. We also invest the proceeds of our debt issuances in liquidity investment assets in accordance with policies established by our board of directors that comply with with our Liquidity and Investment Regulations. Our regular debt issuance supports our access to the capital markets, and our liquidity investment assets provide an alternative source of funds should market conditions be unfavorable.

For more information about the Liquidity and Investment Regulations, see MD&A—Liquidity and Capital Resources. For more information about our outstanding investments and indebtedness, see Note 4—Investment Securities and Note 6—Notes Payable to the consolidated financial statements.

Equity Issuance

Our Charter authorizes us to issue voting common stock, non-voting common stock, and non-voting preferred stock. We may obtain additional capital from future issuances of common stock and preferred stock.

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

As of December 31, 2025, the following shares of common stock were outstanding:

•1,030,780 shares of Class A voting common stock;
•500,301 shares of Class B voting common stock; and
•9,325,556 shares of Class C non-voting common stock.

The following table presents the dividends declared on our common stock during and after 2025:

Date Dividend Declared	Per Share Amount	For Holders Of Record As Of	Date Paid
February 20, 2025	$1.50	March 14, 2025	March 31, 2025
May 14, 2025	$1.50	June 16, 2025	June 30, 2025
August 14, 2025	$1.50	September 15, 2025	September 30, 2025
November 5, 2025	$1.50	December 15, 2025	December 31, 2025
February 18, 2026	$1.60	March 16, 2026	*
*  The dividend declared on February 18, 2026 is scheduled to be paid on March 31, 2026.

Our ability to declare and pay common stock dividends could be restricted if we fail to comply with applicable capital requirements. See Note 8—Equity to the consolidated financial statements and Business—Government Regulation of Farmer Mac—Capital Standards.

Except for the period from March 16, 2020 to March 10, 2021, we have had a common stock repurchase program in place since third quarter 2015. On August 5, 2025, our board of directors revised the terms of the program to increase the total authorized amount of repurchases from the then-remaining $9.8 million to $50.0 million, and to extend the expiration date of the program to August 5, 2027.

During 2025, we repurchased 78,481 shares of Class C non-voting common stock at a cost of approximately $12.9 million under the amended repurchase program. As of December 31, 2025, we had repurchased approximately 751,000 shares of Class C non-voting common stock at a cost of approximately $32.7 million under the share repurchase program since its inception in 2015. As of December 31, 2025, $37.1 million remains available for repurchase under the program.

Preferred Stock

No ownership restrictions apply to any of our preferred stock, and those securities are freely transferable.
As of December 31, 2025, the following shares of Farmer Mac preferred stock were outstanding (collectively, the "Outstanding Preferred Stock") :

•4,000,000 shares of Series D Preferred Stock, all of which were issued in May 2019;
•3,180,000 shares of Series E Preferred Stock, all of which were issued in May 2020;
•4,800,000 shares of Series F Preferred Stock, all of which were issued in August 2020;
•5,000,000 shares of Series G Preferred Stock, all of which were issued in May 2021; and
•4,000,000 shares of Series H Preferred Stock, all of which were issued in August 2025.

The Outstanding Preferred Stock is considered Tier 1 capital for Farmer Mac.

See Note 8—Equity to the consolidated financial statements for more information about Outstanding Preferred Stock. For more information on our capital requirements, see "Business—Government Regulation of Farmer Mac—Capital Standards."

FARMER MAC'S AUTHORITY TO BORROW FROM THE U.S. TREASURY

We are authorized to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill our guarantee obligations. Our Charter provides that the U.S. Treasury is required to purchase debt obligations up to the authorized limit if we certify that:

•a portion of the guarantee fees we assess have been set aside as a reserve against losses arising out of our guarantee activities in an amount determined by our board of directors to be necessary and such reserve has been exhausted (that amount was $145.9 million as of December 31, 2025); and
•the proceeds of the purchase of such obligations are needed to fulfill our guarantee obligations.

We calculate the statutorily required reserve amount against losses arising from our guarantee activities based on the credit risk component of guarantee fees received on all securities we guarantee, including AgVantage securities. This amount does not represent expected credit losses and does not directly relate to either the allowance for loan losses or the reserve for losses in our consolidated balance sheets.

Any debt obligations we issue under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. We would be required to repurchase any of our debt obligations held by the U.S. Treasury within a "reasonable time." As of December 31, 2025, we have not used this borrowing authority and do not expect to use this borrowing authority in the future.

The United States government does not guarantee payments due on securities we guarantee, funds invested in our equity or debt securities, any dividend payments on shares of our stock, or our profitability.

GOVERNMENT REGULATION OF FARMER MAC

General

We were created by federal statute in 1988 in the aftermath of the collapse of the agricultural credit delivery system. Our primary committees of jurisdiction in Congress—the Committee on Agriculture of the U.S. House of Representatives and the U.S. Senate Committee on Agriculture, Nutrition and Forestry—added requirements that had not been included in any of the other statutes establishing other GSEs. Unlike the other existing GSEs at the time, we are required to be regulated by an independent regulator, FCA, which has the authority to regulate our safety and soundness. The statute creating Farmer Mac expressly required that eligible Farm & Ranch loans meet minimum credit and appraisal standards that represent sound loans to profitable businesses.

Our Charter does not contain a specific federal securities law exemption, which has the effect of requiring us to comply with the periodic reporting requirements of the SEC applicable to publicly-traded corporations, including filing annual and quarterly reports on our financial status and current reports about significant developments. Our Charter also requires offerings of guaranteed securities backed by Eligible Loans to be registered under the Securities Act of 1933 and related regulations (collectively, "Securities Act"), unless an exemption for an offering is available that is not based on our status as an instrumentality of the United States.

Since our creation, Congress has amended our Charter five times:

•in 1990 to authorize us to purchase, and guarantee securities backed by, USDA Securities;
•in 1991 to clarify our authority to purchase our own guaranteed securities, establish the Office of Secondary Market Oversight ("OSMO") as our financial regulator, and set our minimum regulatory capital requirements;
•in 1996 to remove certain barriers to and restrictions on our operations to be more competitive (e.g., allowing us to buy loans directly from lenders and issue guaranteed securities representing 100% of the principal of the purchased loans and modifying capital requirements);
•in 2008 to authorize us to purchase, and guarantee securities backed by, loans or interests in loans by lenders organized as cooperatives to borrowers to finance electrification and telecommunications systems in rural areas; and
•in 2018 to expand the acreage exception to agricultural mortgage loan amount limitation from 1,000 acres to 2,000 acres, subject to FCA's feasibility assessment (which was completed in June 2019), and to repeal obsolete provisions and make technical corrections.

Office of Secondary Market Oversight (OSMO)

As an institution of the FCS, we (including our subsidiaries) are subject to the regulatory authority of FCA. Our Charter assigns to FCA, acting through OSMO within FCA, the responsibility for our examination and the general supervision of the safe and sound performance of the powers, functions, and duties vested in us by the Charter. The Charter also authorizes FCA, acting through OSMO, to apply its general enforcement powers to us. We (including our subsidiaries) are the only entity regulated by OSMO, which was created as a separate office in recognition of the different role that we play in providing a secondary market, as compared to the roles of other FCS institutions as primary lenders. The Director of OSMO is selected by and reports to the FCA board.

Our Charter requires an annual examination of our financial transactions and authorizes FCA to assess us for the cost of FCA's regulatory activities, including the cost of any examination. Each year, OSMO conducts an examination to evaluate our safety and soundness, compliance with applicable laws and regulations, and mission achievement. The examination includes a review of our capital adequacy, asset quality, management performance, earnings, liquidity, and sensitivity to interest rate risk. OSMO may also conduct additional oversight and examination activities unrelated to its annual examination at any other time it determines necessary. We are also required to file quarterly reports of condition with FCA.

Capital Standards

General Requirements. Our Charter establishes three capital standards:

•Statutory minimum capital requirement. Our minimum capital level is an amount of core capital (stockholders' equity less accumulated other comprehensive income) equal to the sum of 2.75% of our aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75% of our aggregate off-balance sheet obligations, specifically including:

◦the unpaid principal balance of outstanding loan-backed securities guaranteed by us;
◦instruments issued or guaranteed by us that are substantially equivalent to our guaranteed securities, including LTSPCs; and
◦our other off-balance sheet obligations.

•Statutory critical capital requirement. Our critical capital level is an amount of core capital equal to 50% of the total minimum capital requirement at that time.

•Risk-based capital. The Charter directs FCA to establish a risk-based capital stress test for us, using specified stress-test parameters.

We must comply with the higher of the minimum capital requirement and the risk-based capital requirement.

The risk-based capital stress test promulgated by FCA is intended to determine the amount of regulatory capital (core capital plus the allowance for losses) that we would need to maintain positive capital during a ten-year period in which:

•annual losses occur at a rate of default and severity "reasonably related" to the rates of the highest sequential two years in a limited U.S. geographic area; and
•interest rates are shocked by the lesser of 600 basis points or 50% of the ten-year U.S. Treasury rate, and interest rates remain at such level for the remainder of the period.

The risk-based capital stress test then adds an additional 30% to the resulting capital requirement for management and operational risk. Our risk-based capital requirement as of December 31, 2025 was $201.3 million, and our regulatory capital of $1.7 billion exceeded that amount by approximately $1.5 billion. See MD&A—Liquidity and Capital Resources—Capital Requirements for our current regulatory capital position.

Enforcement Levels. Our Charter directs FCA to classify us within one of four enforcement levels to determine compliance with the capital standards established by our Charter. As of December 31, 2025, we were classified as within level I – the highest compliance level.

Failure to comply with the applicable required capital level in the Charter would result in a classification within level II (below the applicable risk-based capital level, but above the minimum capital level), level III (below the minimum capital level, but above the critical capital level) or level IV (below the critical capital level). If we were classified as within level II, III or IV, our Charter requires the Director of OSMO to take specified mandatory supervisory measures and provides the Director with discretionary authority to take various optional supervisory measures depending on the level in which we are classified. The mandatory measures applicable to level II and level III include:

•requiring us to submit and comply with a capital restoration plan;
•prohibiting the payment of dividends if the payment would result in reclassification to a lower level and requiring the pre-approval of any dividend payment even if the payment would not result in reclassification to level IV; and
•reclassifying us as within one level lower if we do not submit a capital restoration plan that is approved by the Director, or the Director determines that we have failed to make, in good faith, reasonable efforts to comply with such a plan and fulfill the schedule for the plan approved by the Director.

If we were classified within level III, then, in addition to the mandatory supervisory measures described above, the Director of OSMO could take any of the following discretionary supervisory measures:

•imposing limits on any increase in, or ordering the reduction of, any of our obligations, including off-balance sheet obligations;
•limiting or prohibiting asset growth or requiring the reduction of assets;
•requiring the acquisition of new capital in an amount sufficient to provide for reclassification as within a higher level;
•terminating, reducing, or modifying any activity the Director determines creates excessive risk; or
•appointing a conservator or a receiver for us.

Our Charter does not specify any supervisory measures, either mandatory or discretionary, to be taken by the Director if we were classified as within level IV.

The Director of OSMO has the discretionary authority to reclassify us to a level that is one level below its then current level (for example, from level I to level II) if the Director determines that we are engaging in any action not approved by the Director that could result in a rapid depletion of core capital or if the value of property subject to mortgages backing our guaranteed securities has decreased significantly.

Capital Adequacy Requirements. Under FCA's rule on capital planning, we must develop and submit to OSMO for approval annually a plan for capital that considers the sources and uses of our capital, addresses capital projections under stress scenarios, assesses our overall capital adequacy, and incorporates a board-approved policy on capital adequacy. In accordance with this regulation, our board of directors oversees a policy that requires us to maintain an adequate level of"Tier 1" capital, consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to "non-program" investments that are not included in the Agricultural Finance and Infrastructure Finance lines of business. Under this policy, we must maintain at all times a

Tier 1 capital ratio of at least 7.0% of risk-weighted assets, calculated using an advanced internal ratings based asset risk weighting regime that is consistent with current Basel-based principles.

The policy also requires that we maintain a "capital conservation buffer" of additional Tier 1 capital of more than 2.5% of risk-weighted assets. If the capital conservation buffer drops to various levels at or below 2.5%, as shown in the table below, the policy requires us to restrict distributions of current quarter Tier 1-eligible dividends and any discretionary bonus payments to an amount not to exceed the corresponding payout percentage specified in the table below, which represents the percentage of the cumulative core earnings for the four quarters immediately preceding the distribution date:

Capital Conservation Buffer	Payout Percentage
(percentage of risk-weighted assets)	(percentage of four quarters' accumulated core earnings)
greater than 2.5%	No limitation
greater than 1.875% to and including 2.5%	60%
greater than 1.25% to and including 1.875%	40%
greater than 0.625% to and including 1.25%	20%
equal to or less than 0.625%	0% (no payout permitted)

Distribution restrictions would apply as long as the Tier 1 capital conservation buffer remains at or below 2.5%, and our board of directors may consider other factors, such as earnings presented in accordance with generally accepted accounting principles in the United States ("GAAP") and other regulatory requirements, in determining whether to restrict capital distributions, including dividends and bonus payments.

As of December 31, 2025, our Tier 1 capital ratio was 13.3%. The calculation of our Tier 1 capital ratio does not include certain interest rate risk components of the risk weighting of assets, which reflects the fact that we pursue an approach to funding our assets with liabilities of similar duration and convexity characteristics and therefore does not bear material interest rate risk in our portfolio. See MD&A—Liquidity and Capital Resources—Capital Requirements for more information on our Tier 1 capital ratio.

Liquidity Requirements

Liquidity Reserve Requirement and Supplemental Liquidity. Farmer Mac's Liquidity and Investment Regulations require that we maintain at all times a liquidity reserve sufficient to fund at least 90 days of the principal portion of maturing obligations and other borrowings. We may also maintain supplemental liquidity to fund obligations and borrowings maturing after 90 days. The investments we hold as liquidity reserve and as supplemental liquidity must consist of unencumbered and readily marketable assets that are diversified in accordance with categories prescribed by FCA, including limitations on asset class, dollar amount, issuer concentration, and credit quality. We must report, in writing, to OSMO no later than the next business day following the discovery of any breach of our minimum liquidity reserve requirement.

Liquidity Management. Under the Liquidity and Investment Regulations, we must develop and approve annually a liquidity policy that outlines our purpose and objectives for liquidity reserves, diversification requirements for liquidity reserves, target liquidity levels, maximum investment amounts as a percentage of our program assets, exception parameters (and approval requirements), delegations of investment authority, and reporting requirements to our board of directors and to OSMO. The regulations also require development of a liability maturity management plan and a contingency funding plan, each of which must be reviewed and approved annually by our board of directors.

See MD&A—Liquidity and Capital Resources for more information about our liquidity and MD&A—Risk Management—Credit Risk—Other Investments for more information about our eligible investments.

Item 1A.Risk Factors

Our business activities, financial performance, and results of operations are, by their nature, subject to risks and uncertainties, including those related to the agricultural industry, infrastructure industries, access to the capital markets, the political and regulatory environment, the level of prevailing interest rates, and overall market conditions. The following risk factors should be considered along with MD&A in Item 7 of this report, including the risks and uncertainties described in the "Forward-Looking Statements" section. Because new risk factors likely will emerge from time to time, management can neither predict all potential risk factors nor assess the effects of those factors on our business, operating results, and financial condition or how much any factor, or combination of factors, may affect our actual results and financial condition. If any of the following risks materialize, our business, financial condition, or results of operations could be materially and adversely affected. We undertake no obligation to update or revise this risk factor discussion, unless required by applicable law.

Credit and Counterparty Risk

Economic stress caused by disruptive global events, such as geopolitical instability, and natural or human-caused disasters, may materially and adversely affect our business, operations, operating results, financial condition, liquidity, or capital levels and may heighten other risk factors in this report.

In a tightly-linked global economy, recent or continuing disruptive global events have contributed and may continue to contribute to economic stress on America’s agricultural producers and infrastructure by disrupting or transforming markets, systems, or resources that America’s farmers, ranchers, and rural service providers rely on to remain profitable. This includes supply chain disruptions that prevent producers from accessing critical resources or that inhibit exports, inflationary effects that put downward pressure on demand for agricultural products or that may increase production expenses, and higher interest rates that may increase the risk that our borrowers may default on their loans. Depending on the severity and frequency of these types of disruptive events, as well as the capability of governments and global markets to effectively mitigate the resulting negative effects, a prolonged period of economic stress, including a broader economic downturn or recession, could ensue from these events, which could increase stress on our borrowers and their ability to remain profitable and make payments on their loans.

Unless we have transferred the credit risk to a third party, we assume the ultimate credit risk of borrower defaults on our agricultural mortgage and infrastructure loan assets, and our earnings, which come from net interest income, guarantee fees, and commitment fees on those assets, depend significantly on their performance. Widespread and sustained repayment shortfalls on loans in our portfolio could result in losses, particularly if the value of the available collateral does not cover our exposure, and could materially and adversely affect our business, operations, operating results, financial condition, liquidity, or capital levels. The occurrence of these disruptive events and resulting negative economic effects may also heighten other risk factors described in this report.

Weather-related events or other natural or environmental disasters could have a material adverse effect on our business, operating results, or financial condition.

In addition to the general risks posed by adverse weather conditions, our exposure to credit risk and the market value of loan collateral is potentially subject to risks associated with farmers and ranchers facing increasing, (in both frequency and severity), weather incidents. The U.S. experienced 23 separate billion-

dollar weather disasters in 2025, surpassed only by the 27 billion-dollar weather disasters in 2024 and the 28 billion-dollar weather disasters in 2023, both of which significantly exceeded the previous high set in 2020 (which had 22 billion-dollar weather disasters) as the highest level in the more than 40 years tracked by the National Oceanic and Atmospheric Administration. Many climatologists predict increases in average temperatures, more extreme temperatures, and increases in volatile weather over time. These physical changes may prompt changes in regulations or consumer preferences, which in turn could have negative consequences for the business models of borrowers, such as increasing costs, reducing the value of assets, and increasing operating expenses. The effects of severe weather events could make some agricultural properties less suitable for farming or for other alternative uses. Extended periods of drought and dryness can reduce agricultural productivity, cause lasting damage to permanent crops like fruit and tree nuts, and result in producers leaving some fields fallow due to lack of water. These and other effects of severe weather could have an adverse impact on farming operations and the value of loan collateral, which could have a material adverse effect on our business, operating results, or financial condition.

Political and other external factors outside of our or borrowers' control may impair borrowers' profitability and ability to repay their loans in our portfolio, which could have a material adverse effect on our financial condition, results of operations, liquidity, or capital levels.

Changes in U.S. trade policies (including tariffs and trade restrictions), tax policies, environmental regulations, and immigration laws could result in significant impacts on agricultural producers and the broader agricultural sector, as well as the infrastructure sector. These changes could lead to both favorable and unfavorable conditions, influencing trade dynamics, the strength of the U.S. dollar, labor costs and availability, and regulatory frameworks. Infrastructure borrowers (particularly those involved in renewable energy projects) may experience delays in completing current projects or future investments in renewable energy and battery storage projects as well as deployment of fiber and broadband infrastructure in rural areas. The agricultural and infrastructure sectors may experience varying degrees of disruption and adaptation in response to political developments and these evolving policies, and these changes could increase the uncertainty and volatility of profitability in the agriculture and infrastructure sectors in the near-term.

Other external factors beyond our or borrowers' control could impair borrowers' profitability, such as volatility in demand for agricultural products or electricity in rural areas; variability in borrowers' input costs; increased competition among producers due to oversupply or available alternatives; and adverse changes in interest rates and land values. Any of these factors could put downward pressure on the value and profitability of a farming, agribusiness, or rural infrastructure operation, which could then inhibit the related borrower's repayment capacity on one or more loans from that borrower in our portfolio. A significant number of defaults, or a single default from a large borrower exposure, stemming from one or more of these factors could have a material adverse effect on our financial condition, results of operations, liquidity, or capital levels.

A decline in the value of collateral securing loans in our portfolio or a decline in the value of our borrowers could increase the probability of loss in the event of default, which could have a material adverse effect on our financial condition, results of operations, liquidity, or capital levels.

Our credit risk may increase due to a decline in the collateral values securing the loans in our portfolio. Specialized or highly improved collateral, such as storage and processing facilities, permanent plantings, rural utilities, broadband, and renewable energy facilities, increase the risk of undercollateralization in a default scenario because producers requiring specialized or highly improved collateral are generally less able to adapt their operations or switch functional production when faced with adverse conditions. Highly improved properties also face higher risk of loss in a default scenario, as the pool of potential purchasers in a sale or foreclosure action may be smaller for a highly improved property than for a property that is adaptable to multiple uses. If a borrower defaults and we foreclose on a loan secured by property that is specialized or highly improved, we have experienced, and may in the future experience, losses if the value of the property has dropped significantly since origination or if there is a limited pool of potential purchasers willing to purchase the property at the price necessary for us to recoup our investment. Our credit risk may also increase due to a decline in the enterprise value of borrowers whose loans have been underwritten based on the estimated value of the borrower as a going concern. External market factors outside of the borrower's control may cause stress in the related industry, such as decrease in market demand, disruptions in supply chain, geopolitical or regulatory action, or increased market competition. A borrower's management decisions, such as poorly executed acquisitions or growth strategies or inability to adapt to changing market conditions, may also adversely affect that borrower's ability to repay its loan. In these scenarios, the borrower may experience downward pressure on cash flows and liquidity, which not only may contribute to an increased risk of default, but also could decrease the borrower's enterprise value. We have incurred, and may in the future incur, losses if the value of the collateral securing a loan or the enterprise value of a borrower is less than the outstanding principal balance of the loan at the time of foreclosure or sale, liquidation, or other disposition of the business. If losses caused by declines in collateral value or borrower enterprise value occur across a large number of loans, or across loans with large principal balances in the aggregate, this could have a material adverse effect on our financial condition, results of operations, liquidity, or capital levels.

Concentrations in our loan or investment portfolios, or to one or more borrowers or counterparties, may increase our exposure to credit risk, which could materially and adversely affect our business, operating results, and financial condition.

Our exposure to credit risk may increase due to concentrations in our loan portfolio, which can include concentrated exposure to particular commodities, geographic regions, or collateral types, as well as concentrations in processing and manufacturing segments of agricultural supply chains or in rural utilities or renewable energy industries. Widespread weakening in the financial condition of borrowers within a particular geographic region that produce particular commodities or rely on particular collateral, that engage in processes or production that depend on a fluid supply chain, or that produce or provide a specialized infrastructure service or product could negatively affect our financial condition if sufficient diversity in these areas does not successfully mitigate concentration risk.

Our exposure to credit risk may also increase due to concentrated exposure to a particular borrower or counterparty. Our portfolio consists of loans varying in size and by borrower, including large exposures ($25 million or more) to individual borrowers. The default of any one of these borrowers could negatively affect our financial condition. We also have concentrated exposures to individual business counterparties on AgVantage securities, which are general obligations of institutional counterparties secured by Eligible Loans held by the issuing institution. Although AgVantage securities are collateralized by Eligible Loans in a principal amount equal to or greater than the principal amount of the securities outstanding, we could suffer losses if the market value of the loan collateral declines and the counterparty defaults. Taking possession of the loan collateral upon a default by the AgVantage counterparty could also result in higher current expected credit losses for our loans held on balance sheet, as well as increased capital requirements. As of December 31, 2025, $7.6 billion of the $8.4 billion of AgVantage securities outstanding had been issued by three counterparties. A default by any of these counterparties could have a significant adverse effect on Farmer Mac's business, operating results, and financial condition.

Our exposure to credit risk may also increase due to concentrated exposure to one or more investment types or counterparties in the investment portfolio we maintain for liquidity. This investment portfolio consists primarily of cash and cash equivalents, U.S. Treasury securities, investment securities guaranteed by U.S. Government agencies and GSEs, and asset-backed securities backed primarily by U.S. Government-guaranteed loans. We regularly review concentration limits to ensure that our investments are appropriately diversified and comply with policies approved by our board of directors and with applicable FCA regulations, but we are still exposed to credit risk from issuers of the investment securities we hold, particularly to issuers to whom we may have a higher concentration of exposure relative to the rest of our investment portfolio. For example, as of December 31, 2025, we held at fair value $4.9 billion of investment securities guaranteed by GSEs. A default by multiple issuers of investment securities we hold or by a single issuer of investment securities in which we are more heavily concentrated could have an adverse effect on our business, operating results, and financial condition.

Our Guaranteed Securities and LTSPCs expose us to significant contingent liabilities, and our ability to fulfill our obligations under our guarantees and LTSPCs may be limited.

Our guarantee and purchase commitment obligations to third parties, including LTSPCs and securities that we guarantee, are solely our obligations and are not backed by the full faith and credit of the United States, FCA, or any other agency or instrumentality of the United States other than Farmer Mac. As of December 31, 2025, we had $5.4 billion of contingent liabilities related to LTSPCs and securities issued to third parties that we guarantee, which represents our exposure if all loans underlying these LTSPCs and guarantees defaulted and we recovered no value from the related collateral. If this were to occur, the funds available for payment on these guarantees and LTSPCs could be substantially less than the aggregate amount of the corresponding liabilities. As of December 31, 2025, we held cash, cash equivalents, and other investment securities with a fair value of $7.8 billion that could be used as a source of funds for payment on our obligations, including our guarantee and LTSPC obligations. Although we believe that we remain well-collateralized on the assets underlying our guarantee and LTSPC obligations to third parties and that the estimated probable losses for these obligations remain low relative to the amount available for payment of claims on these obligations, our total contingent liabilities for these obligations could exceed the amount we may have available for payment of our obligations, including claims on contingent obligations. See MD&A—Risk Management—Credit Risk – Loans and Guarantees for more information on our management of credit risk.

We are exposed to counterparty risk on both our cleared and non-cleared swaps transactions that could materially and adversely affect our business, operating results, and financial condition.

We use interest rate swap contracts and hedging arrangements to manage our interest rate risk. We clear a significant portion of our interest rate swaps through a swap clearinghouse and use the services of a futures commission merchant to post and receive mark-to-market margin amounts. We also transact non-cleared (bilateral) derivative contracts directly with swap counterparties and post and receive collateral to secure the market value of those contracts. A failure of any of these counterparties could cause intra-day disruption for our swap operations if the failure were to prompt a termination of all or part of our swap positions or if we were unable to quickly access margin or collateral amounts. These conditions could be exacerbated in volatile market conditions, in which the market could move against our position before we have time to reposition our swaps. These events could have a negative effect on our operations and liquidity and could expose us to more interest rate risk, which could materially and adversely affect our business, operating results, and financial condition. As of December 31, 2025, the aggregate notional balance of our cleared swaps was $19.4 billion, and the aggregate notional balance of our non-cleared swaps was $6.0 billion.

Strategic and Business Risk

Our business, operating results, financial condition, and capital levels may be materially and adversely affected by external factors that may affect the demand for our secondary market, the price or marketability of our products, or our ability to offer our products and services.

Our business, operating results, financial condition, and capital levels may be materially and adversely affected by external factors that may affect the price or marketability of our products and services or our ability to offer our products and services, including, but not limited to:

•disruptions in the debt or equity capital markets;
•competitive pressures in our loan purchase and guarantee activities or in the issuance of our debt securities;
•changes in interest rates that may increase our funding costs;
•market or customer perception of our reputation;
•legislative or regulatory developments adversely affecting our ability to offer new products, the ability or motivation of lenders to participate in our lines of business, or the cost of related corporate activities;
•reduced demand for agricultural real estate loans or infrastructure loans due to regional, domestic, or global economic conditions; and
•expanded funding alternatives available to agricultural and infrastructure borrowers.

An inability to access the equity and debt capital markets could have a material adverse effect on our business, operating results, financial condition, liquidity, and capital levels.

Our ability to operate our business, meet our obligations, generate asset volume growth, and fulfill our statutory mission depends on our continued access to the U.S. financial markets at favorable rates and terms to remain adequately capitalized through the issuance of equity and with adequate access to liquidity through the issuance of debt securities. The issuance of debt securities is our primary source for repaying or refinancing existing debt and to fund contingent liabilities, as needed. Our ability to access the debt and equity markets to raise capital, fund our assets, repay debt, and earn net interest income depends on market perception of Farmer Mac. If we are unable to access the U.S. financial markets to issue equity or debt securities at favorable rates and terms, our business, operating results, liquidity, or financial condition could be adversely affected.

The loss of business from key business counterparties or customers, including AgVantage counterparties, could weaken our business and decrease our revenues and profits.

Our business and ability to generate revenues and profits largely depends on our ability to purchase Eligible Loans or place Eligible Loans under guarantees or LTSPCs and to purchase or guarantee AgVantage securities. We conduct a significant portion of our business with a few business counterparties. This concentration of business could potentially result in increased variability in our business as existing assets pay down or mature and the status and needs of our customers evolve. In 2025, ten institutions generated approximately 55% of loan purchase volume in the Agricultural Finance line of business. Between December 31, 2024 and December 31, 2025, the outstanding balance of our AgVantage securities decreased by approximately $0.1 billion. As of December 31, 2025, approximately 90.6% of the $8.4 billion outstanding principal amount of AgVantage securities (of which $1.2 billion and $0.9 billion will be maturing in 2026 and 2027, respectively) were issued by three institutions. As of December 31, 2025, transactions with two institutions represented nearly all of the business volume under our Infrastructure Finance line of business. Our ability to maintain the current relationships with our business counterparties or customers and the business generated by those business counterparties or customers is significant to our business. As a result, the loss of business from any one of our key business counterparties could decrease our revenues and profitability. We may be unable to replace the loss of business of a key business counterparty or customer with alternate sources of business due to limitations on the types of assets eligible for our secondary market, which could adversely affect our business and decrease our revenues and profits.

Our efforts to expand product offerings and services to our customers expose us to business, operational and other risks that could materially and adversely affect our business, operating results, or financial condition.

As the needs of our customer base and rural America evolve, we seek to respond by offering new products and services to meet these needs. We invest significant time and resources in developing and marketing new products and services. Initial timetables for the introduction and development of new products or services may not be achieved, and profitability targets may not prove feasible. External factors, such as compliance with laws and regulations, competitive alternatives, and shifting consumer preferences, may also impact the successful implementation of a new product or service. Further, as we expand our product offerings and services, we are exposed to operational risk in implementing these new products and services. New products and services may require new operational processes, which often require new internal controls to manage new risks that these new processes present. If these controls are insufficient or ineffective to manage the risks inherent in these new processes, or if there is human error in executing these new controls either due to their novelty or otherwise, we could face financial loss, reputational damage, or regulatory enforcement, which could materially and adversely affect our business, operating results, or financial condition.

Operational Risk

The inadequacy or failure of our operational systems, cybersecurity program, internal controls or processes, or infrastructure, or those of third parties, could have a material adverse effect on our business, operating results, or financial condition.

We are exposed to operational risk due to the complex nature of our business operations and the processes and systems used to undertake our business activities and comply with regulatory requirements. Operational risk includes the risk of loss resulting from:

•inadequate or failed internal processes, systems, cybersecurity program, or infrastructure;
•inability to successfully implement enhancements to any of these or migrate to new systems or infrastructure;
•any cybersecurity incident or compromise of our information systems or security measures (including of our third parties), or the unauthorized access and/or acquisition of data;
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

We rely on business processes that largely depend on people, technology, and the use of complex systems and models to manage our business, process a high volume of daily transactions, and generate the records on which our financial statements are based. Inadequacies or failures in our internal processes, personnel, systems, cybersecurity program, or infrastructure could lead to a significant disruption to business operations; unauthorized access to, or acquisition, destruction, alteration, release, theft, or loss of, confidential, proprietary, or personal data; fraud on our business and customers; extortion; financial and economic loss or costs; errors in our financial statements; impairment of our liquidity; harm to our employees, customers, or vendors; liability or service interruptions to our customers; loss of customers or vendors; violation of data protection laws and other litigation and legal risk; increased regulatory or legislative scrutiny; or reputational damage.

The potential for operational risk exposure also exists as a result of our interactions with, and reliance on, third parties and we are aware of cybersecurity incidents involving third parties in the past. Our business relies on our ability to process, evaluate, and interpret significant amounts of information, much of which third parties provide or process. Yet our ability to implement safeguards preventing disruption or unauthorized access to third-party systems or infrastructure is more limited than for our own systems or infrastructure. Although we have not experienced a material loss due to a breach of third party systems, unauthorized access to a third party service provider's information technology assets or data may significantly impact our operations in the same manner as incidents on our own systems. If the financial, accounting, data processing, backup, information technology, or other operating systems and infrastructure of third parties with whom we interact or upon whom we rely fail to operate properly, are subject to unauthorized access or improper use, or are disrupted, then we may be impacted in the same manner as we would be due to inadequacies or failures in our own internal processes, personnel, systems, cybersecurity program, or infrastructure.

Our internal loan servicing function and reliance on third-party servicers exposes us to operational risks that could adversely affect our business, operating results, or financial condition.

Effective and reliable loan servicing is essential for us to successfully operate our business. We service a sizable portion of our Agricultural Finance mortgage loan and USDA Securities portfolios, as well as eligible agricultural mortgage loans that are held by an unrelated third party. We also continue to rely on experienced third-party servicers to service the portion of our Agricultural Finance mortgage loan portfolio that we do not service directly. Although we have established servicing standards and requirements to which these third-party servicers are required by contract to adhere and on which they must report to us, we do not manage the processes and controls of these third-party servicers. The ineffective implementation, operation, or oversight of one or more of the servicing processes or controls we employ or any of our third-party servicers could expose us to operational risk that could adversely affect our business, operating results, or financial condition.

A deficiency, failure, interruption, or breach in our or our service providers' technology and information systems, infrastructure, or cybersecurity program, including the occurrence of a cybersecurity incident, could adversely affect our business, operating results, or financial condition.

To conduct and manage our business operations, we rely heavily on technology and information systems, including from third parties, for the secure collection, processing, transmission, and storage of confidential, proprietary, and personal information in our information systems (and those of third parties). These technology and information systems encompass an integrated set of hardware, software, infrastructure, and personnel organized to facilitate our planning, control, coordination, operations, and decision-making processes. Risks to our information systems and data as a result of cybersecurity attacks has increased as the importance and complexity of our technology and information systems has increased, and as new technologies are developed that are used by us, our customers, and our service providers to support our business and operations. Like many other financial institutions, we and our third-party service providers, vendors, and suppliers face regular attacks by threat actors attempting to gain unauthorized access to, or disrupt, information systems and access or acquire data, including from organized criminal groups, hackers, nation states, activists, insiders, and others. These threats come from a variety of different sources, including cyber-attacks, computer viruses, malware, exploits of system and network vulnerabilities, human error, phishing, ransomware, and distributed denial of service attacks. The threats we and our third-party service providers face and the methods used to gain unauthorized access to or disrupt information systems and data are evolving. We are not always able to prevent or recognize attacks, our existing cybersecurity defenses may not be sufficient to detect attacks in a timely manner or to fully investigate an attack, and we may be unable to implement effective preventive measures or proactively address these threats until after a cybersecurity incident has been discovered. We require third parties who collect, process, or store confidential, proprietary, or personal data to adhere to security policies, processes, and controls. We also may have limited or no control over our service providers' handling of cybersecurity incidents, including their recognition and prevention practices. Any of our employees or agents (or our third-party customers or vendors) who have authorized access to confidential, proprietary, or personal information could also intentionally, inadvertently, or erroneously disseminate the information to unauthorized third parties.

Our current information security program with cybersecurity procedures, policies, training, practices, and controls, may not be sufficient to prevent unauthorized access to our information technology assets or data, which could lead to a significant disruption to business operations; unauthorized access to or acquisition, destruction, alteration, release, theft, or loss of confidential, proprietary, or personal data; fraud (on us and/or our customers); extortion; financial and economic loss or costs; errors in our financial statements; impairment of liquidity; harm to employees, customers, or vendors; liability or service interruptions to our customers; loss of customers or vendors; violation of data protection laws and other litigation and legal risk; increased regulatory or legislative scrutiny; or reputational damage. Even when an attempted cybersecurity attack or other security breach is successfully avoided or thwarted, we may need to expend substantial resources in doing so, may be required to take actions that could adversely affect customer satisfaction or behavior, or may be exposed to reputational damage. We also could be subject to litigation and government enforcement actions as a result of any failure in our procedures, policies, practices, and controls. Any such claim or proceeding could cause us to incur significant unplanned expenses in excess of our insurance coverage, which could adversely affect our financial condition and results of operations. The amount and scope of insurance we maintain may not cover all expenses related to those claims. Also, the risk of unauthorized access to confidential, proprietary, or personal information through information system breaches or inadvertent dissemination may be heightened in a remote-working environment, which is currently more prevalent at Farmer Mac.

Failure by our third-party loan servicers, third-party applications, information systems providers (including artificial intelligence systems), and other service providers to protect confidential information from unauthorized access and dissemination could have a negative effect on our business, operating results, or financial condition.

We rely on third parties, including loan servicers, information systems providers, software-as-a-service (SaaS) providers, cloud computing service providers, law firms, and other service providers, to perform various functions that support our business and operations. We depend on these third parties to collect, process, transmit, and store a variety of confidential, proprietary, or personal information, including sensitive financial information and customer information. Just as we are subject to numerous cyber-attacks from a variety of actors, so too are these third parties. We require third parties who collect, process, or store confidential, proprietary, or personal data to adhere to security policies, processes, and controls. However, the control systems, cybersecurity program, infrastructure, and personnel associated with third parties with which we do business or obtain services are beyond our control. We also may have limited or no control over third parties handling of cybersecurity incidents, including their recognition and prevention practices. We are aware of cybersecurity incidents involving our third party service providers in the past. Although we have not experienced a material loss of data or disruption of our operations due to a breach of third party systems, unauthorized access to a third party service provider's information technology assets or data may significantly impact our operations in the same manner as incidents on our own systems.

We rely upon a variety of third-party applications, services, and tools that we do not develop, including artificial intelligence systems and cloud-based platforms and related data centers, to host data and support and operate certain aspects of our services and business operations. The effective adoption, integration, and leveraging of existing and emerging technologies, including artificial intelligence and machine learning systems into our operations, presents operational and business risks, including system failures, inaccuracies with artificial intelligence outputs, and the investment of time and resources to develop and implement successful artificial intelligence solutions in a rapidly changing competitive market.

The unauthorized access to, acquisition, misuse, mishandling, unavailability, or destruction of our data or confidential information stored by these third parties or on their applications and systems, including artificial intelligence systems, or unauthorized access to or disruption of these third party applications, services, or tools could result in: unauthorized access to our own systems; significant disruption to our business operations; fraud (on us and/or our customers); extortion; financial and economic losses or costs; errors in financial statements; impairment of liquidity; harm to employees, customers, or vendors; liability or service interruptions to customers; loss of customers or vendors; violation of data protection laws and other litigation and legal risk; increased regulatory or legislative scrutiny; reputational damage; or litigation and government enforcement actions.

If our management of risk based on model assumptions and output is not effective, our business, operating results, financial condition, or capital levels could be materially adversely affected.

We continually develop and adapt profitability and risk management models to adequately address a wide range of possible market developments. Some of our qualitative tools and metrics for managing risk are based on use of observed historical market behavior. We apply statistical and other tools to these observations to quantify our risks. These tools and metrics may fail to predict future or unanticipated risks or may not be effective in mitigating our risk exposure in all economic market environments or against all types of risk, which could expose us to material unanticipated losses. Our inability to effectively identify and manage the risks inherent in our business could have a material adverse effect on our business, operating results, financial condition, or capital levels.

Market Risk

We are exposed to interest rate risk that could materially and adversely affect our operating results or financial condition.

We are subject to interest rate risk due to the timing differences in the cash flows of the assets we hold and the liabilities issued to fund those assets. Our primary strategy for managing interest rate risk is to fund asset purchases with debt together with financial derivatives that have similar duration and convexity characteristics to help mitigate impacts from interest rate changes across the yield curve. However, the ability of borrowers to prepay their loans before the scheduled maturities increases the likelihood of asset and liability cash flow mismatches. In a changing interest rate environment, these cash flow mismatches affect our earnings if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments, particularly if our related funding costs cannot be correspondingly repaid. Conversely, if assets repay more slowly than anticipated and the associated debt issued to fund the assets must be reissued at a higher interest rate, our earnings could be adversely affected. In addition, rapid changes in interest rates could have a negative effect on our net interest income across quarters. A future period of rapid increase or decline in interest rates may create or exacerbate periods of market volatility that could adversely affect our ability to manage interest rate risk, which could have a material adverse effect on our operating results or financial condition. See MD&A—Risk Management—Interest Rate Risk for more information on our management of interest rate risk.

We are also subject to repricing risk, which is the risk that our funding cost relative to a benchmark index (for example, the Secured Overnight Financing Rate known as "SOFR") will increase from the time the initial funding was issued and the time the liabilities are re-funded. This repricing risk arises from a funding strategy whereby we issue floating rate debt across a variety of maturities to fund floating or synthetically floating rate assets that on average may have longer maturities. A significant increase in the difference between our funding cost relative to the benchmark index, including SOFR, may compress spread income on the assets we hold and seek to re-fund with the higher cost funding. Widespread compression within a short timeframe could adversely affect our operating results or financial condition.

Changes in interest rates relative to our management of interest rate risk through derivatives may cause volatility in financial results and capital levels and may adversely affect our net income, liquidity position, or operating results.

We enter into financial derivatives transactions to hedge interest rate risks inherent in our business and we carry our financial derivatives at fair value in our consolidated financial statements. Although our financial derivatives provide economic hedges of interest rate risk, changes in the fair value of financial derivatives can cause volatility in net income and in capital, particularly if those financial derivatives are not designated in hedge accounting relationships or if there is any ineffectiveness in a hedge accounting relationship. As interest rates increase or decrease, the fair values of our derivatives change based on the position we hold relative to the specific characteristics of the derivative. Our core capital available to meet our statutory minimum capital requirement can be affected by changes in the fair value of financial derivatives, as noted above. Adverse changes in the fair value of our financial derivatives that are not designated in hedge accounting relationships and any hedge ineffectiveness that results in a loss would reduce the amount of core capital available to meet this requirement. In 2025 and 2024, we recorded losses of $1.9 million and gains of $3.3 million, respectively, from changes in the fair value of our financial derivatives as a result of movements in interest rates during those years. We recorded gains of

$6.8 million and $11.5 million in 2025 and 2024, respectively, related to ineffectiveness in hedge accounting relationships.

Changes in interest rates have required, and in the future may require, that we post cash or investment securities to collateralize our derivative exposures due to corresponding changes in the fair market values of these derivatives. If changes in interest rates were to result in a significant decrease in the fair value of our derivatives, we would be required to post cash, cash equivalents, or investment securities, possibly within a short period of time, to satisfy our obligations under our derivatives contracts. As of December 31, 2025, we posted $2.1 million of cash and $250.6 million of investment securities as collateral for our derivatives in net liability positions. If we are required to fully collateralize a significant portion of our derivatives in an adverse interest rate environment, it could have a material adverse effect on our liquidity position or operating results.

Financial Risk

Incorrect estimates and assumptions by management in preparing financial statements could adversely affect our business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies and methods require management to make estimates and assumptions in preparing our consolidated financial statements. Incorrect estimates and assumptions by management in connection with preparing our consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. For example, as of December 31, 2025, our assets and liabilities recorded at fair value included financial instruments valued at $6.7 billion whose fair value management estimated in the absence of readily observable fair value (in other words, level 3). These financial instruments measured with significant unobservable inputs represented 19.1% of total assets and 49.4% of financial instruments measured at fair value as of December 31, 2025. See MD&A—Critical Accounting Estimates for more information about fair value measurement. If we make incorrect assumptions or estimates that result in understating or overstating reported financial results, it could materially and adversely affect our business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

Changes in the value or composition of our investment securities could adversely affect our business, operating results, financial condition, liquidity or capital levels.

Deterioration in financial or credit market conditions could reduce the fair value of our investment securities, particularly those securities that are less liquid and more subject to market variability. Certain securities we own do not have well-established secondary trading markets, making it more difficult to estimate current fair values for those securities. This requires us to rely on market observations and internal models to estimate the fair values of our investment securities and to determine whether credit losses exist. However, available market data may not reflect the actual sale conditions we may face when selling our investment securities, particularly in adverse financial market conditions. Internal models require us to exercise judgment about estimates and assumptions used in the models. If we use unreliable market data or incorrect estimates or assumptions in our internal models to estimate the fair value of our investment securities, those estimates could adversely affect results of operations during the reporting period. If we decide to sell securities in our investment portfolio, the price ultimately realized will depend on the demand and liquidity in the market at the time of sale, which could be significantly less than our fair value estimates. Failure to estimate the fair value of our investment securities reasonably accurately could adversely affect our business, operating results, financial condition, liquidity or capital levels.

The trading price for our Class C non-voting common stock may be volatile due to market influences, trading volume, the effects of equity awards for our officers, directors, and employees, or sales of significant amounts of the stock by large holders.

The trading price of our Class C non-voting common stock has at times experienced substantial price volatility and may remain volatile. For example, the trading price of the Class C non-voting common stock ranged from $155.25 per share to $209.73 per share during 2025. The trading price may fluctuate in response to various factors, including short sales, hedging, the presence or absence of a share repurchase program, stock market influences in general that are unrelated to our operating performance, or sales of significant amounts of the stock by large holders. We typically grant equity awards each year that are based on the Class C non-voting common stock, including grants that vest over time or upon the achievement of specified performance goals. Sales of stock acquired upon vesting or the exercise of equity awards by our officers, directors, or employees, whether under an established trading plan or otherwise, could adversely affect the trading price of the Class C non-voting common stock. All of these factors may be exacerbated during periods of low trading volume for our Class C non-voting common stock, which averaged 75,460 shares daily during 2025 and may have a prolonged negative effect on the stock's trading price or increase price volatility.

Regulatory and Compliance Risk

We are a GSE that may be materially and adversely affected by legislative or political developments.

We are a GSE with a statutory Charter that may be amended by Congress at any time, and we are also regulated by government agencies, including the FCA and the SEC. Although we are not aware of any pending legislative or regulatory proposals that would materially impact our business or operations, our ability to effectively conduct our business is subject to risks and uncertainties related to political developments that could affect us or GSEs generally. For example, five members of our board of directors serve at the pleasure of the President of the United States. Also, the organization and operation of the FCA could be affected by efforts to consolidate or otherwise reorganize federal financial regulatory agencies. We cannot predict whether or when legislative or regulatory initiatives may commence that, if successful, could negatively affect our status as a GSE or how we operate, and which could have a material and adverse effect on our business, operating results, financial condition, or capital levels. See Business—Government Regulation of Farmer Mac for more information about the rules and regulations governing our activities.

We and many of our business counterparties are subject to comprehensive government regulation, and changes to those laws and regulations could adversely affect our business, operating results, reputation, or financial condition.

We were established under a statutory Charter that the U.S. Congress may amend at any time and we are regulated by various government agencies, including the FCA and the SEC. Future legislative or regulatory actions affecting our statutory Charter or our business activities, including increased regulatory supervision, and any required changes to our business or operations resulting from such actions, could result in financial loss or otherwise reduce our profitability, subject us to more compliance and other costs, limit our product offerings or our ability to pursue business opportunities in which we might otherwise consider engaging, curtail our current business activities, affect the value of assets that we hold, or otherwise adversely affect our business, results of operations, reputation, or financial condition.

The financial services industry, in which most of our business counterparties and customers operate, is subject to significant legislation and regulations. To the extent that current or future legislation, regulations, or supervisory activities affect the activities of banks, insurance companies, other rural lenders, derivatives counterparties, clearinghouses, securities dealers, or other regulated entities that constitute a large portion of our business counterparties or customers, we could experience loss of business or business opportunities, increased compliance costs, disadvantageous business terms in our dealings with counterparties, and unfavorable changes to our business practices or activities. As a result, our business, operating results, reputation, or financial condition could be adversely affected.

The legal and regulatory environment related to data privacy and cybersecurity is constantly changing. Privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules, and standards being frequently adopted and potentially subject to divergent interpretation or application in different jurisdictions in a manner that may create inconsistent or conflicting requirements for businesses. The uncertainty and compliance risks created by these legislative and regulatory developments are compounded by the rapid pace of technology development, such as artificial intelligence and advances in data science, that affect the use or security of data, including personal information. Privacy and cybersecurity laws and regulations often impose strict requirements on the collection, storage, handling, use, disclosure, transfer, security, and other processing of personal information. These laws and regulations may increase our compliance costs and require changes to our business and operations. An actual or perceived failure by us, lenders, servicers, vendors, service providers, counterparties, or other third parties to comply with privacy, data protection, and information security laws, regulations, standards, policies, and contractual obligations could result in legal liabilities, fines, regulatory action, and reputational harm that have a material adverse impact on our business, financial results, and financial condition.

Our capital requirements may change, and failure to meet those requirements could result in supervisory measures or our inability to declare dividends, or otherwise materially and adversely affect our business, operating results, or financial condition.

We are required by statute and regulation to maintain certain capital levels. Any inability to meet these capital requirements could result in supervisory measures by FCA, adversely affect our ability to declare dividends on our common and preferred stock, or otherwise materially and adversely affect our business, operating results, or financial condition. As required by an FCA regulation on capital planning, we have adopted a policy to maintain a sufficient level of Tier 1 capital and to restrict paying Tier 1-eligible dividends if Tier 1 capital falls below specified thresholds. For more information about our capital requirements, including the Tier 1 capital requirement, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards." Factors that could adversely affect the adequacy of our capital levels in the future, and which may be beyond our control, include:

•credit losses;
•adverse changes in interest rates or credit spreads;
•legislative or regulatory actions that increase our capital requirements; and
•changes in GAAP or regulatory capital framework as set forth by our principal regulatory agency, FCA.

Other Risks

Our ability to attract and retain motivated and qualified employees is critical to the success of our business, and significant or sustained disruption in the continuity of our employees or executive leaders may materially adversely affect our business performance, operations, financial condition, or reputation.

We rely on our employees' breadth and depth of knowledge of our company and related industries to run our business operations successfully. If we cannot retain and attract motivated and qualified employees or do not have adequate human capital to achieve our business objectives, our business performance, operations, financial condition, or reputation could be materially adversely affected. A significant disruption in the continuity of our employees or any significant executive leadership change could also result in a loss of productivity and affect our ability to successfully execute business strategies by creating uncertainty or instability or requiring us to divert or expend more resources to replace personnel. Loss of key leadership personnel could damage the public or market perception of our company or result in the departure of other executives or key employees. Any of these factors could materially adversely affect our business performance, operations, financial condition, or reputation.

Any of the risks described in this section could materially and adversely affect our business, operating results, financial condition, reputation, capital levels, and future earnings. For more information about Farmer Mac's risk management, see "MD&A—Risk Management" in Item 7 of this report.

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats. Our process to identify and assess material risks from cybersecurity threats operates alongside our broader overall risk assessment process that contemplates all company risks. As part of this process, appropriate personnel collaborate with subject matter specialists, as necessary, to gather information to identify and assess material cybersecurity threat risks, their severity, and potential mitigations.

We have implemented a variety of processes, technologies, and controls to aid in our efforts to identify, assess, and manage cybersecurity risks. Our approach includes:

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

•a vulnerability management program designed to identify vulnerabilities in our systems and software;
•regular cybersecurity testing, including third-party penetration testing on a periodic basis to allow security researchers to help identify vulnerabilities in our systems before they mature into real-world cybersecurity threats;
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
•patch management controls aimed at reducing system vulnerabilities; and
•a generative artificial intelligence policy that describes how users may utilize generative artificial intelligence tools in alignment with our values, ethical standards, and legal requirements, while also safeguarding sensitive information.

These processes vary in maturity across the business and we work continually to improve them.

We also maintain a privacy and security incident response program to prepare for, detect, respond to, and recover from cybersecurity incidents. That program includes processes to triage, assess severity for, escalate, contain, investigate, and remediate any cybersecurity incident, as well as to comply with any applicable legal obligations (including to preserve evidence) and to mitigate brand and reputational damage. We also conduct regular tabletop exercises to test and fortify the controls of our cybersecurity incident response program. Our security operations center and incident response team assesses the severity and priority of incidents on a rolling basis, with escalations of cybersecurity incidents provided to our management team and board as appropriate. If a cybersecurity incident is determined to be material, our incident response plan defines the process for any required regulatory disclosures.

Our risk management approach is supplemented by external and internal enterprise risk management audits, which are designed to test the effectiveness of our security controls. Prior cybersecurity incidents have not materially affected our business strategy, results of operations, or financial condition. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect our business strategy, results of operations, or financial condition, although the occurrence of both intentional and unintentional incidents could cause a variety of adverse business impacts in the future. For more information on our cybersecurity risks see "Operational Risks" in "Risk Factors" in Part I, Item 1A of this report. Those disclosures are incorporated by reference in this section.

Governance

Our board of directors is actively involved in overseeing our cybersecurity risk management. At least once a year, the full board of directors meets with our Chief Information Security Officer (“CISO”) to discuss and approve our programs and policies related to cybersecurity and risk initiatives and considers them closely both from a risk management perspective and as part of our business strategy.

The board has created a dedicated cybersecurity subcommittee of the board's enterprise risk committee to oversee our cybersecurity programs and practices, including the identification and mitigation of security and privacy risks. The cybersecurity subcommittee consists of three members of the enterprise risk committee. The cybersecurity subcommittee typically meets on a monthly basis with the CISO and other members of our management team to discuss the performance and effectiveness of our cyber program and to receive updates on cybersecurity risks, any cybersecurity incidents, and major cybersecurity initiatives. The materials provided to the cybersecurity subcommittee and discussed in the meetings may include updates about cybersecurity risks, controls, and assessments, including those from third parties. At each regular quarterly meeting of the board enterprise risk committee, the cybersecurity subcommittee reviews a summary of the information discussed in the most recent cybersecurity subcommittee meetings.

The CISO manages our cybersecurity program, which aligns to industry standards and is reviewed by the cybersecurity subcommittee and approved by the board enterprise risk committee annually, and which includes the identification, evaluation, and prioritization of security risks, as well as our response to security incidents. The CISO has more than 20 years of experience in cybersecurity and information technology and holds a Master’s degree in Business Administration with a focus on Information Technology. The CISO also holds a Certified Information Security Manager ("CISM") certification, which is an advanced certification indicating that an individual possesses the knowledge and experience required to develop and manage an enterprise information security program. The CISO reports to our Executive Vice President – Chief Risk Officer, who in turn reports to the Chief Executive Officer.

Members of senior management have regular meetings with the CISO and other members of our information technology team to discuss and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents. The participants in these meetings also discuss their management of, and participation in, the cybersecurity risk management and strategy processes described in this report, including the operation of our incident response plan.

Item 2.Properties

We maintain our principal office at 2100 Pennsylvania Avenue, N.W., Washington, D.C. 20037, under a lease that began on September 1, 2024 and ends on April 30, 2036. We also maintain another office location at 9169 Northpark Drive, Johnston, Iowa 50131, under an amended lease that began on October 1, 2017 and ends on August 31, 2027. We believe that our offices are suitable and adequate for our current and anticipated needs for the near future.

Item 3.Legal Proceedings
None.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer
Purchases of Equity Securities

(a)We have three classes of common stock outstanding – Class A voting common stock, Class B voting common stock, and Class C non-voting common stock. Ownership of Class A voting common stock is restricted to banks, insurance companies, and other financial institutions or similar entities that are not institutions of the FCS. Ownership of Class B voting common stock is restricted to institutions of the FCS. There are no ownership restrictions on the Class C non-voting common stock. In the original public offering of the Class A and Class B voting common stock, we reserved the right to redeem at book value any shares of either class held by an ineligible holder.

Our Class A voting common stock and Class C non-voting common stock are listed on the New York Stock Exchange under the symbols AGM.A and AGM, respectively. The Class B voting common stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other quotation system, and we are not aware of any publicly available quotations or prices for that class of common stock.

As of February 5, 2026, we had 806 registered owners of the Class A voting common stock, 70 registered owners of the Class B voting common stock, and 763 registered owners of the Class C non-voting common stock.

The dividend rights of all three classes of our common stock are the same, and dividends may be paid on common stock only when, as, and if declared by our board of directors in its sole discretion, subject to compliance with applicable capital requirements and payment of dividends on any outstanding preferred stock. On February 21, 2024, our board of directors declared a dividend of $1.40 per share on Farmer Mac's common stock payable for first quarter 2024. That dividend was paid quarterly through fourth quarter 2024. On February 20, 2025, our board of directors declared a dividend of $1.50 per share on Farmer Mac's common stock payable for first quarter 2025. That dividend was paid quarterly through fourth quarter 2025. On February 18, 2026, our board of directors declared a dividend of $1.60 per share on Farmer Mac's common stock payable for first quarter 2026. See "Business—Financing—Equity Issuance" for more information on Farmer Mac's common stock.

The quarterly dividend of $1.60 per share on all three classes of common stock for first quarter 2026 represents an increase of $0.10 per common share, or 7%, over the quarterly dividend payout in 2025. In deciding to increase the common stock dividend payout, the board of directors considered our strong capital position and the consistency of and outlook for earnings, balanced against the need for capital to fund the significant growth objectives identified in our strategic plan and to meet regulatory requirements and metrics established by the board of directors. These actions are also consistent with our goal of providing a competitive return on our common stockholders' investments through the payment of cash dividends.

The declaration and payment of future dividends to holders of our common stock are, however, at the discretion of the board of directors and depend on many factors, including our financial condition, actual results of operations and earnings, the capital needs of out business, regulatory requirements, and other factors that the board deems relevant. Our ability to pay dividends on our common stock is also subject to the payment of dividends on our outstanding preferred stock. Applicable FCA regulations also require that we provide FCA with 15 days' advance notice of certain capital distributions. Our ability to declare and pay dividends could be restricted if we were to fail to comply with applicable capital requirements. See Note 8—Equity to the consolidated financial statements for more information about our capital position and see Business—Government Regulation of Farmer Mac—Regulation—Capital Standards and MD&A—Liquidity and Capital Resources—Capital Requirements for more information on our capital requirements.

Information about securities authorized for issuance under our equity compensation plans appears under "Equity Compensation Plans" in Farmer Mac's definitive proxy statement to be filed on or about April 15, 2026. That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

We are a federally chartered instrumentality of the United States, and our common stock is exempt from registration under Section 3(a)(2) of the Securities Act. One type of transaction related to our common stock occurred during fourth quarter 2025 that was not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K:

•In October 2025, consistent with our policy that permits directors to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, we issued an aggregate of 383 shares of Class C non-voting common stock to the eight directors who elected to receive such stock in lieu of a portion of their cash retainers. The number of shares issued to the directors was calculated based on a price of $167.98 per share, which was the closing price of the Class C non-voting common stock on September 30, 2025, the last business day of the previous quarter, as reported by the New York Stock Exchange.

Performance Graph. The following graph compares the performance of our Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index ("NYSE Comp") and the Standard & Poor's 500 Financial Services Index ("S&P 500 Financial Services Index") over the period from December 31, 2020 to December 31, 2025. The S&P 500 Financial Services Index was renamed in 2023 and was formerly known as the Standard & Poor's 500 Diversified Financials Index. The graph assumes that $100 was invested on December 31, 2020 in each of: Farmer Mac's Class A voting common stock; Farmer Mac's Class C non-voting common stock; the NYSE Composite Index; and the S&P 500 Financial Services Index. The graph also assumes that all dividends were reinvested into the same securities throughout the past five years. We obtained the information in the performance graph from S&P Global Market Intelligence.

Total Return Performance
350
300
250
200
150
100
50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Farmer Mac Class C (AGM)
Farmer Mac Class A (AGM.A)
S&P 500 Financial Services
NYSE Comp

This performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC, and this performance graph shall not be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act of 1934 and related regulations, or any other document, whether made before or after the date of this report and despite any general incorporation language contained in a filing or document (except to the extent that we specifically incorporate this section by reference into a filing or document).

(b)Not applicable.

(c)The table below sets forth information regarding our purchases of shares of our outstanding Class C non-voting common stock during the quarter ended December 31, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Maximum Dollar Value That May Yet Be Purchased Under the Plan
	(dollars in thousands, except per share information)
Period:
October 1, 2025 - October 31, 2025	30,395	$164.49	30,395	$45,000
November 1, 2025 - November 30, 2025	48,086	164.42	48,086	37,106
December 1, 2025 - December 31, 2025	—	—	—	37,106
Total	78,481	$164.30	78,481
(1)On August 5, 2025, our board of directors revised the terms of our share repurchase program to increase the total authorized amount of repurchases from the then remaining $9.8 million to $50.0 million, and to extend the expiration date of the program to August 5, 2027. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements, and other factors. During 2025, we repurchased 78,481 shares of Class C non-voting common stock at a cost of approximately $12.9 million under the amended repurchase program. As of December 31, 2025, $37.1 million remains available for repurchase under the program.

Item 6.[Reserved].

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

This section of the report provides discussion and analysis, from management’s perspective, of the material information necessary to assess our financial condition and results of operations for the year ended December 31, 2025. Financial information included in this report is consolidated to include the accounts of Farmer Mac and our two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and the related notes to the consolidated financial statements for each fiscal year ended December 31, 2025, 2024, and 2023. We have omitted a discussion of the earliest of the three fiscal years presented because that information was previously included in our Form 10‑K for the year ended December 31, 2024 and is not necessary for an understanding of our financial condition, changes in financial condition, or results of operations for 2025. The prior discussion is available in Item 7 of that filing.

Overview

We are driven by our mission to increase the accessibility of financing to provide vital liquidity for American agriculture and rural infrastructure. Our secondary market provides liquidity to the nation's agricultural and rural infrastructure businesses, supporting a vibrant and strong rural America. We offer a wide range of solutions to help meet financial institutions’ growth, liquidity, risk management, and capital relief needs across diverse markets, including agriculture, agribusiness, broadband infrastructure, power and utilities, and renewable energy. We are uniquely positioned to facilitate competitive access to financing that fuels growth, innovation, and prosperity in America's rural and agricultural communities. We also provide investment opportunities to entities, such as states, counties, municipalities, pension funds, banks, public trust funds, and credit unions, that may diversify their investment portfolios and provide possibilities to earn a competitive return on their investment dollars.

During 2025, we:

•exceeded $30 billion in outstanding business volume;
•provided $10.5 billion in liquidity and lending capacity to lenders serving rural America;
•added $100.0 million in equity through the issuance of 4.0 million shares of 6.500% non-cumulative perpetual Series H preferred stock;
•maintained strong liquidity in our investment portfolio, with a monthly average of 301 days of liquidity during 2025, well above the regulatory requirement of a minimum of 90 days of liquidity; and
•maintained our strong capital position, with capital of $0.7 billion in excess of the minimum regulatory capital requirement, and maintained uninterrupted access to the debt capital markets.

The discussion below of our financial information includes "non-GAAP measures," which are measures of financial performance not presented in accordance with generally accepted accounting principles in the United States ("GAAP"). For more information about the non-GAAP measures we use, see MD&A—Use of Non-GAAP Measures.

Net Income and Core Earnings

The following table shows our net income attributable to common stockholders and core earnings for the periods presented. Core earnings is a non-GAAP measure that differs from net income attributable to common stockholders by excluding the effects of fair value fluctuations and specified infrequent or unusual transactions.

Table 1

	For the Years Ended December 31,
	2025	2024
	(in thousands)
Net income attributable to common stockholders	$182,493	$180,428
Core earnings	182,949	171,630

The year-over-year increase of $2.1 million in net income attributable to common stockholders for 2025 was primarily attributable to a $36.9 million increase in net interest income ("NII"), partially offset by a $21.3 million increase in the provision for credit losses and a $14.4 million increase in operating expenses.

The $11.3 million year-over-year increase in core earnings for 2025 was primarily attributable to a $43.5 million increase in net effective spread ("NES") and a $3.5 million increase in guarantee and commitment fees. These impacts were partially offset by a $21.3 million increase in the provision for credit losses and a $14.4 million increase in operating expenses.

For more information about net income attributable to common stockholders, the composition of core earnings, and a reconciliation of net income attributable to common stockholders to core earnings, see MD&A—Results of Operations. For more information about our non-GAAP measures, see MD&A—Use of Non-GAAP Measures.

Net Interest Income and Net Effective Spread

The following table shows our NII and NES in both dollars and percentage yield or spread for the periods presented. We use NES, a non-GAAP measure, as an alternative to NII because management believes it is a useful metric that reflects the economics of the net spread between all the assets we own and all related funding, including any associated derivatives, some of which may not be included in NII.

Table 2

	For the Years Ended December 31,
	2025	2024
	(in thousands)
Net interest income	$390,734	$353,867
Net interest yield %	1.19%	1.16%
Net effective spread	$383,041	$339,564
Net effective spread %	1.20%	1.15%

The year-over-year increase of $36.9 million in NII and $43.5 million in NES for 2025 were primarily attributable to the same drivers, which include a $34.3 million increase related to net new business volume and a $7.0 million increase due to an increase in our use of non-interest-bearing funding to support our volume growth. The year-over-year increase in NII was further offset by a $4.8 million decrease in the fair value of designated financial derivatives, the impact of which is excluded from NES.

See MD&A—Use of Non-GAAP Measures for more information about our use of NES as a financial measure and Table 9 in MD&A—Results of Operations—Net Interest Income for a reconciliation of NII to NES.

Business Volume

Our outstanding business volume was $33.4 billion as of December 31, 2025, a net increase of $3.8 billion from December 31, 2024 after taking into account all new business, maturities, sales, and paydowns on existing assets. The net increase was primarily attributable to a net increase of $2.8 billion in the Infrastructure Finance line of business. For more information about our business volume, see MD&A—Results of Operations—Business Volume.

Throughout this MD&A, references to “Agricultural Finance Mortgage Loans” include on‑balance sheet agricultural mortgage loans as well as off‑balance sheet exposures, consisting of LTSPCs, unfunded commitments, and Farmer Mac Guaranteed Securities and references to "Infrastructure Finance Loans" include on-balance sheet infrastructure finance loans as well as off-balance sheet LTSPCs and unfunded commitments.

Credit Quality

Our allowance for losses increased $14.3 million from December 31, 2024 to December 31, 2025, primarily due to $32.9 million in net provision expense offset by $20.9 million in charge-offs. The $32.9 million in net provision expense is primarily comprised of $19.6 million attributable to certain individually significant credit deteriorations in our Corporate AgFinance and Broadband Infrastructure segments and $9.6 million attributable to new loan volume, particularly in the Infrastructure Finance line of business. The individually significant credit deteriorations that contributed to the provision expense are concentrated in segments that also generate higher yields, which are designed to compensate for the increased credit risk inherent in these segments. These higher-yielding segments have contributed to the growth that we have seen in both NII and NES. During the fourth quarter, we determined that portions of these individually significant exposures in Corporate AgFinance and Broadband Infrastructure were uncollectible and charged off those portions. Those charge-offs comprised the majority of the total charge-offs during the year. The remaining net provision expense recorded during 2025 was primarily related to volume growth. For more information about our provision, see MD&A—Results of Operations. For more details on credit risk management and credit quality indicators, see MD&A—Risk Management—Credit Risk—Loans and Guarantees.

The following table presents Agricultural Finance mortgage loans and Infrastructure Finance loans classified as substandard, in dollars and as a percentage of the respective portfolio as of December 31, 2025 and 2024:

Table 3

	As of December 31, 2025		As of December 31, 2024
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
Agricultural Finance	$494,217	3.52%	$398,252	3.22%
Infrastructure Finance	75,546	0.96%	42,488	0.77%
Total	569,763		440,740

Although total substandard assets increased year-over-year by $129.0 million during 2025, the amount of substandard assets as a percentage of the portfolio increased by a proportionately smaller amount across the two lines of business given growth in outstanding business volume.

The following table presents 90-day delinquency rates for our Agricultural Finance mortgage loans and Infrastructure Finance loans, in dollars and as a percentage of total outstanding business volume as of December 31, 2025 and 2024:

Table 4

	As of December 31, 2025		As of December 31, 2024
	90-Day Delinquencies	% of Total Outstanding Volume	90-Day Delinquencies	% of Total Outstanding Volume
	(dollars in thousands)
Agricultural Finance	$132,550	0.40%	$108,944	0.37%
Infrastructure Finance	—	—%	—	—%
Total	$132,550	0.40%	$108,944	0.37%

Across all of our lines of business, 90-day delinquency rates remained relatively flat as a percentage of total outstanding business volume.

For more information about our credit metrics, see MD&A—Risk Management—Credit Risk—Loans and Guarantees.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We consider an accounting estimate made in accordance with GAAP to be critical when it involves a significant level of estimation uncertainty and it has had or is likely to have a material impact on our financial condition or results of operations.

We consider the estimation of the fair value of AgVantage securities ("AgVantage") to be a critical accounting estimate in the preparation of our consolidated financial statements.We consider the fair value of AgVantage securities that are classified as available-for-sale ("AFS") to be a critical estimate due to the significance of the periodic measurement of mark-to-market adjustments relative to our total assets, comprehensive income, and equity. We consider the fair value of AgVantage securities that are classified as held-to-maturity ("HTM") to be a critical estimate because of their impact on our fair value disclosures in Note 4—Investment Securities and Note 11—Fair Value Disclosures to the consolidated financial statements. We also consider the fair value of AgVantage to be a critical accounting estimate because we apply a discount rate in calculating the net present value of future expected cash flows that is both significant to the estimate of their fair value and unobservable in the market. We rely upon this significant unobservable input to estimate the fair value of AgVantage because there are no observable transactions in these securities in the market.

Our AgVantage AFS fair value was $6.7 billion and $5.5 billion as of December 31, 2025 and 2024, respectively. The fair value of AgVantage AFS had accumulated net unrealized losses in the amount of $186.2 million and $321.2 million as of December 31, 2025 and 2024, respectively. See Note 4—Investment Securities to the consolidated financial statements for more information.

Our AgVantage HTM amortized cost was $1.5 billion and $2.7 billion as of December 31, 2025 and 2024, respectively. The fair value of AgVantage HTM had net unrealized gain in the amount of $12.7 million and a net unrealized loss of $15.6 million as of December 31, 2025 and 2024, respectively. See Note 4—Investment Securities to the consolidated financial statements for more information.

We apply discount rates that are commensurate with the risks involved to estimate the fair value measurement of both AgVantage AFS and HTM. As of December 31, 2025, we applied discount rates that ranged from 4.3% to 4.9% (with a weighted average of 4.5%) for AgVantage AFS and 4.3% to 5.4% (with a weighted average of 4.7%) for AgVantage HTM. As of December 31, 2024, we applied discount rates that ranged from 5.0% to 5.5% (with a weighted average of 5.1%) for AgVantage AFS and 5.0% to 6.8% (with a weighted average of 5.3%) for AgVantage HTM.
Use of different discount rates than those we select may result in materially different estimates of fair value for AgVantage AFS and HTM. We select the discount rate for each AgVantage AFS and HTM security by analyzing credit default swap levels and the long-term credit outlook of our major counterparties and estimating an appropriate credit spread relative to U.S. Treasury yields. The periodic measurement of fair value and underlying discount rate methodology is subject to our internal controls and review by management. As of December 31, 2025, a 0.50% increase in the discount rates used to determine the fair value of AgVantage AFS and HTM would decrease the reported carrying value by approximately 1.8% and 1.9%, respectively. See Note 11—Fair Value Disclosures to the consolidated financial statements for more information.

For a description of our accounting policy for fair value measurements, see Note 2(m)—Summary of Significant Accounting Policies—Fair Value Measurements to the consolidated financial statements.

Use of Non-GAAP Measures

We use "non-GAAP measures" in our analysis of financial information. Non-GAAP measures represent measures of financial performance that are not presented in accordance with GAAP. Specifically, we use the following non-GAAP measures: 1) "core earnings," 2) "core earnings per common share," and 3) "net effective spread," in both dollars and percentage yield. In our view, these non-GAAP measures are useful alternative measures in understanding our economic performance, transaction economics, and business trends.

Our non-GAAP financial measures may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Our disclosure of non-GAAP measures is intended to be supplemental in nature and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP.

Core Earnings and Core Earnings Per Common Share

The main difference between core earnings and core earnings per common share ("Core EPS"), which are non-GAAP measures, and net income attributable to common stockholders and earnings per common share ("EPS"), which are GAAP measures, is that those non-GAAP measures exclude the effects of fair value fluctuations. These fluctuations are not expected to have a cumulative net impact on our financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is expected. Additionally, these two non-GAAP measures exclude specified infrequent or unusual transactions that we believe are not indicative of future operating results and that may not reflect the trends and economic financial performance of our core business. For example, in third quarter 2024, we excluded the loss on the retirement of the Series C Preferred Stock from core earnings and Core EPS, which is consistent with our historical treatment of any losses on the retirement of preferred stock. For a reconciliation of our net income attributable to common stockholders to core earnings and of EPS to Core EPS, see MD&A—Results of Operations.

Net Effective Spread

We use NES to measure the net spread earned between interest-earning assets and the related net funding costs, including any associated derivatives, whether or not they are designated in a hedge accounting relationship.

NES excludes the following:
•Interest income and interest expense associated with single-class consolidated trusts with beneficial interests owned by third parties and for which we guarantees all classes of securities issued ("single-class consolidated trusts") and reclassifies that activity to guarantee and commitment fees in determining our core earnings. This reclassification reflects our view that the net interest income earned on single-class consolidated trusts is effectively a guarantee fee.
•Fair value changes of financial derivatives and corresponding financial assets or liabilities designated in fair value hedge accounting relationships because they are not expected to have an economic effect on our financial performance, as we expect to hold the financial derivatives and corresponding hedged items to maturity.
•The amortization of premiums and discounts on assets consolidated at fair value.

NES includes the following:
•Income and expense related to the contractual amounts due on financial derivatives that are not designated in hedge accounting relationships ("undesignated financial derivatives"). For undesignated financial derivatives, we record the income or expense related to the accrual of the contractual amounts due in "(Losses)/gains on financial derivatives" on the Consolidated Statements of Operations.
•The net effects of terminations or net settlements on undesignated financial derivatives, which consist of: (1) the net effects of cash settlements on agency forward contracts on the debt of other GSEs and U.S. Treasury security futures that we use as short-term economic hedges on the issuance of debt; and (2) the net effects of initial cash payments that we receive upon the inception of certain swaps. For GAAP purposes, realized gains or losses on settlements of these contracts are reported in the Consolidated Statements of Operations in the period in which they occur. For NES, these realized gains or losses are deferred and amortized as net yield adjustments over the term of the related debt, which generally ranges from 3 to 15 years.

For a reconciliation of NII to NES, see Table 9 in MD&A—Results of Operations—Net Interest Income.

Results of Operations

Reconciliations of net income attributable to common stockholders and EPS to core earnings and Core EPS are presented in the following tables along with information about the composition of core earnings:

Table 5

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Years Ended December 31,
	2025	2024
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$182,493	$180,428
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 11)	(1,883)	3,344
Gains on hedging activities due to fair value changes	6,778	11,548
Unrealized losses on trading securities	(126)	(85)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value(1)	103	45
Net effects of terminations or net settlements on financial derivatives	(5,448)	(1,666)
Issuance costs on the retirement of preferred stock	—	(1,619)
Income tax effect related to reconciling items	120	(2,769)
Sub-total	(456)	8,798
Core earnings	$182,949	$171,630

Composition of Core Earnings:
Revenues:
Net effective spread(2)	$383,041	$339,564
Guarantee and commitment fees(3)	23,792	20,321
Other(4)	3,466	2,105
Total revenues	410,299	361,990

Credit related expense (GAAP):
Provision for losses	32,860	11,579
Other credit related expense	1,350	107
Total credit related expense	34,210	11,686

Operating expenses (GAAP):
Compensation and employee benefits	71,325	63,975
General and administrative	44,613	38,236
Regulatory fees	3,863	3,175
Total operating expenses	119,801	105,386

Net earnings	256,288	244,918
Income tax expense(5)	48,417	48,142
Preferred stock dividends (GAAP)	24,922	25,146
Core earnings	$182,949	$171,630

Core EPS:
Basic	$16.77	$15.78
Diluted	$16.66	$15.64
Weighted-average shares:
Basic	10,911	10,874
Diluted	10,983	10,975
(1)Reflects the amortization recorded during the reporting period on those assets for which the premium, discount, or deferred gain was a result of consolidation accounting rather than a cash transaction.
(2)NES is a non-GAAP measure. See MD&A—Use of Non-GAAP Measures—Net Effective Spread for more information and Table 9 for a reconciliation of NII to NES.
(3)Includes NII of $4.1 million and $4.5 million for the years ended December 31, 2025 and 2024, respectively, related to consolidated trusts owned by third parties reclassified from net interest income to guarantee and commitment fees.

(4)Reflects reconciling adjustments for the reclassification to exclude expenses related to undesignated financial derivatives and terminations or net settlements on financial derivatives, and reconciling adjustments to exclude fair value adjustments on financial derivatives and trading assets and the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.
(5)Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings.

Table 6

Reconciliation of GAAP Basic EPS to Core Earnings - Basic EPS
	For the Years Ended December 31,
	2025	2024
	(in thousands, except per share amounts)
GAAP - Basic EPS	$16.73	$16.59
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 11)	(0.17)	0.31
Gains on hedging activities due to fair value changes	0.62	1.06
Unrealized losses on trading securities	(0.01)	(0.01)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	0.01	—
Net effects of terminations or net settlements on financial derivatives	(0.50)	(0.15)
Issuance costs on the retirement of preferred stock	—	(0.15)
Income tax effect related to reconciling items	0.01	(0.25)
Sub-total	(0.04)	0.81
Core Earnings - Basic EPS	$16.77	$15.78

Shares used in per share calculation (GAAP and Core Earnings)	10,911	10,874

Reconciliation of GAAP Diluted EPS to Core Earnings - Diluted EPS
	For the Years Ended December 31,
	2025	2024
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$16.62	$16.44
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 11)	(0.17)	0.30
Gains on hedging activities due to fair value changes	0.62	1.05
Unrealized losses on trading securities	(0.01)	(0.01)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	0.01	—
Net effects of terminations or net settlements on financial derivatives	(0.50)	(0.14)
Issuance costs on the retirement of preferred stock	—	(0.15)
Income tax effect related to reconciling items	0.01	(0.25)
Sub-total	(0.04)	0.80
Core Earnings - Diluted EPS	$16.66	$15.64

Shares used in per share calculation (GAAP and Core Earnings)	10,983	10,975

The following sections provide more detail about specific components of our results of operations.

Net Interest Income. The following tables provide information about interest-earning assets and funding, composition of changes in NII due to rate and volume, and a reconciliation of NII to NES for the years ended December 31, 2025 and 2024. See MD&A—Use of Non-GAAP Measures—Net Effective Spread for more information about the differences between NII and NES. Our interest-earning assets include:

•"Liquidity investments", which are defined as cash, cash equivalents (including U.S. Treasury securities, operational deposits, and other short-term money market instruments), and other investment securities (including securities guaranteed by the U.S. Government and its agencies or by GSEs and asset backed securities) that can be drawn upon for liquidity needs. For additional details regarding our liquidity investments, see MD&A—Liquidity and Capital Resources.

•"Program Assets" are those assets that fulfill our mission to increase the accessibility of financing to provide vital liquidity for American agriculture and rural infrastructure, and include Eligible Loans, Farmer Mac Guaranteed Securities and USDA Securities.

Table 7

	For the Year Ended
	December 31, 2025			December 31, 2024
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Liquidity investments	$7,616,130	$352,817	4.63%	$6,453,407	$345,501	5.35%
Program Assets	25,269,273	1,259,430	4.98%	23,936,777	1,258,015	5.26%
Total interest-earning assets	32,885,403	1,612,247	4.90%	30,390,184	1,603,516	5.28%
Funding:
Total interest-bearing liabilities	30,749,705	1,221,513	3.97%	28,436,769	1,249,649	4.39%
Net non-interest-bearing funding	2,135,698	—		1,953,415	—
Total funding	32,885,403	1,221,513	3.71%	30,390,184	1,249,649	4.11%
Net interest income/yield	$32,885,403	$390,734	1.19%	$30,390,184	$353,867	1.16%

Table 8

	2025 vs. 2024
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Liquidity Investments	$(50,135)	$57,451	$7,316
Program Assets	(66,739)	68,154	1,415
Total	(116,874)	125,605	8,731
Expense from other interest-bearing liabilities	(125,301)	97,165	(28,136)
Change in net interest income	$8,427	$28,440	$36,867

Table 9

	For the Years Ended December 31,
	2025		2024
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income	$390,734	1.19%	$353,867	1.16%
Net effects of single-class consolidated trusts	(4,072)	0.02%	(4,477)	0.02%
Expense related to undesignated financial derivatives	(441)	—%	(1,377)	—%
Amortization of premiums/discounts on assets consolidated at fair value	(92)	—%	(29)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	3,690	0.01%	3,128	0.01%
Fair value changes on fair value hedge relationships	(6,778)	(0.02)%	(11,548)	(0.04)%
Net effective spread	$383,041	1.20%	$339,564	1.15%

The year-over-year increase of $36.9 million in NII and $43.5 million in NES for 2025 were primarily attributable to the same drivers, which include a $34.3 million increase related to net new business volume and a $7.0 million increase due to a net increase of $182.3 million in non-interest-bearing funding primarily attributable to strong growth in retained earnings during 2025. The year-over-year increase in NII was further offset by a $4.8 million decrease in the fair value of designated financial derivatives, the impact of which is excluded from NES. The increase in yield attributable to net new business volume was comprised of $23.9 million due to growth in the Infrastructure Finance loans and $16.8 million due to growth in the Agricultural Finance loans, partially offset by a decrease of $6.4 million due to a net decrease in AgVantage securities.

See Note 12—Business Segment Reporting to the consolidated financial statements for more information about NII and NES from our business segments. See MD&A—Supplemental Information for quarterly NES by line of business.

Provision for and Release of Allowance for Losses. The following table summarizes the components of our total allowance for losses for the two-year period ended December 31, 2025:

Table 10

Allowance for Losses
(in thousands)
Balance as of December 31, 2023	$16,589
Provision for losses	11,579
Charge-offs	(4,498)
Balance as of December 31, 2024	$23,670
Provision for losses	32,860
Recovery	2,352
Charge-offs	(20,883)
Balance as of December 31, 2025	$37,999

Our allowance for loan loss increased $14.3 million from December 31, 2024 to December 31, 2025, primarily due to $32.9 million in provision expense offset by $20.9 million in charge-offs. The provision expense is attributable to some individually significant credit deteriorations in our Corporate AgFinance and Broadband Infrastructure portfolios and year-over-year volume growth.

For additional information, see Note 7—Loans to the consolidated financial statements and MD&A—Risk Management—Credit Risk—Loans and Guarantees.

(Losses)/gains on financial derivatives. The components of gains and losses on financial derivatives for the years ended December 31, 2025 and 2024 are summarized in the following table:

Table 11

	For the Years Ended December 31,
	2025	2024
	(dollars in thousands)
(Losses)/gains on undesignated financial derivatives due to fair value changes	$(1,883)	$3,344
Accrual of contractual payments	(441)	(1,377)
(Losses)/gains due to terminations or net settlements	(2,796)	669
(Losses)/gains on financial derivatives	$(5,120)	$2,636

These changes in fair value are primarily the result of fluctuations in interest rates. Payments or receipts to terminate undesignated derivative positions or net cash settled forward sales contracts on the debt of other GSEs and undesignated U.S. Treasury security futures and initial cash payments received upon the inception of certain undesignated swaps are included in "(Losses)/gains due to terminations or net settlements" in the table above. See Note 5—Financial Derivatives to the consolidated financial statements for more information about our financial derivatives.

Operating Expenses. The following table summarizes components of operating expenses for the years ended December 31, 2025 and 2024:

Table 12

	For the Years Ended December 31,
	2025	2024
	(dollars in thousands)
Compensation and employee benefits	$71,325	$63,975
General and administrative	44,613	38,236
Regulatory fees	3,863	3,175
Total Operating Expenses	$119,801	$105,386

The year-over-year increase in compensation and employee benefits expenses for the year ended December 31, 2025 was largely due to increased headcount and increased bonus accruals associated with strong financial performance compared to targets in 2025.

The year-over-year increase in general and administrative expenses for the year ended December 31, 2025 was primarily attributable to an increase in information technology infrastructure costs, transactional legal fees, and hiring expenses.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the years ended December 31, 2025 and 2024:

Table 13

	For the Years Ended December 31,
	2025	2024
	(dollars in thousands)
Income tax expense	$48,296	$50,910
Effective tax rate	18.9%	19.7%

The year-over-year decrease in income tax expense and the effective tax rate for the year ended December 31, 2025 is primarily attributable to increased purchases of renewable energy investment tax credits, which totaled $61.5 million during 2025 compared to $29.2 million in 2024. The purchases of the 2025 tax credits were at prices that range from approximately $0.91 to $0.94 per $1.00 of credit, resulting in a benefit of $4.8 million, whereas the 2024 purchases, were priced at $0.91 per $1.00 of credit, resulting in a $2.6 million benefit.

Business Volume. The following table presents our outstanding volume in each line of business as of the dates indicated:

Table 14

Outstanding Business Volume
	On or Off Balance Sheet	As of December 31,
		2025	2024
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$6,002,738	$5,414,732
Loans held in consolidated trusts:
Single-class consolidated trusts(1)	On-balance sheet	829,391	885,295
Structured consolidated trusts(1)	On-balance sheet	1,652,619	1,152,988
IO-FMGS(2)	On-balance sheet	8,040	8,710
USDA Securities	On-balance sheet	2,443,432	2,402,423
AgVantage Securities(2)	On-balance sheet	4,270,000	4,720,000
LTSPCs and unfunded loan commitments	Off-balance sheet	3,591,079	3,070,554
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	386,057	426,310
Loans serviced for others	Off-balance sheet	381,560	525,956
Total Farm & Ranch		$19,564,916	$18,606,968
Corporate AgFinance:
Loans	On-balance sheet	$1,460,691	$1,381,674
AgVantage Securities(2)	On-balance sheet	190,977	280,297
Unfunded loan commitments	Off-balance sheet	298,868	225,734
Total Corporate AgFinance		$1,950,536	$1,887,705
Total Agricultural Finance		$21,515,452	$20,494,673
Infrastructure Finance:
Power & Utilities:
Loans	On-balance sheet	$3,548,523	$2,886,576
AgVantage Securities(2)	On-balance sheet	3,967,154	3,521,143
LTSPCs and unfunded loan commitments	Off-balance sheet	344,945	401,647
Total Power & Utilities		$7,860,622	$6,809,366
Broadband Infrastructure:
Loans	On-balance sheet	$1,009,890	$622,207
Unfunded loan commitments	Off-balance sheet	522,316	180,259
Total Broadband Infrastructure		$1,532,206	$802,466
Renewable Energy:
Loans	On-balance sheet	$2,202,668	$1,265,700
Unfunded loan commitments	Off-balance sheet	240,621	150,825
Total Renewable Energy		$2,443,289	$1,416,525
Total Infrastructure Finance		$11,836,117	$9,028,357
Total		$33,351,569	$29,523,030
(1)The securities issued by these trusts are referred to as Farmer Mac Guaranteed Securities.
(2)These categories are referred to as Farmer Mac Guaranteed Securities.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by us to third parties.

The following table presents the net growth or decrease in our lines of business for the years ended December 31, 2025 and 2024:

Table 15

Net New Business Volume
		For the Year Ended
	On or Off Balance Sheet	December 31, 2025	December 31, 2024
		Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$588,006	$281,282
Loans held in consolidated trusts:
Single-class consolidated trusts(1)	On-balance sheet	(55,904)	14,383
Structured consolidated trusts(1)	On-balance sheet	499,631	591,639
IO-FMGS(2)	On-balance sheet	(670)	(699)
USDA Securities	On-balance sheet	41,009	33,551
AgVantage Securities(2)	On-balance sheet	(450,000)	(1,115,000)
LTSPCs and unfunded loan commitments	Off-balance sheet	520,525	70,611
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(40,253)	(26,292)
Loans serviced for others	Off-balance sheet	(144,396)	(51,308)
Total Farm & Ranch		$957,948	$(201,833)
Corporate AgFinance:
Loans	On-balance sheet	$79,017	$121,951
AgVantage Securities(2)	On-balance sheet	(89,320)	(8,582)
Unfunded loan commitments	Off-balance sheet	73,134	80,357
Total Corporate AgFinance		$62,831	$193,726
Total Agricultural Finance		$1,020,779	$(8,107)
Infrastructure Finance:
Power & Utilities:
Loans	On-balance sheet	$661,947	$270,217
AgVantage Securities(2)	On-balance sheet	446,011	(377,325)
LTSPCs and unfunded loan commitments	Off-balance sheet	(56,702)	(63,096)
Total Power & Utilities		$1,051,256	$(170,204)
Broadband Infrastructure:
Loans	On-balance sheet	$387,683	$144,089
Unfunded loan commitments	Off-balance sheet	342,057	157,224
Total Broadband Infrastructure		$729,740	$301,313
Renewable Energy:
Loans	On-balance sheet	$936,968	$825,414
Unfunded loan commitments	Off-balance sheet	89,796	103,590
Total Renewable Energy		$1,026,764	$929,004
Total Infrastructure Finance		$2,807,760	$1,060,113
Total		$3,828,539	$1,052,006
(1)The securities issued by these trusts are referred to as Farmer Mac Guaranteed Securities.
(2)These categories are referred to as Farmer Mac Guaranteed Securities.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by us to third parties.

Our outstanding business volume was $33.4 billion as of December 31, 2025, a net increase of $3.8 billion from December 31, 2024 which was primarily attributable to increases in the Infrastructure Finance portfolio after taking into account all new business, maturities, sales, and paydowns on existing assets.

The increase in outstanding business volume during 2025 was attributable to a $2.8 billion increase in outstanding business volume in the Infrastructure Finance portfolio and a $1.0 billion increase in the Agricultural Finance portfolio.

The increase in the Infrastructure Finance portfolio consisted of a $1.1 billion increase in Power & Utilities, a $0.7 billion increase in Broadband Infrastructure, and a $1.0 billion increase in Renewable Energy. These increases in volume were primarily driven by $4.7 billion in new purchases, partially offset by $1.9 billion in scheduled maturities and repayments during the year.

The increase in the Agricultural Finance portfolio during 2025 primarily consisted of a $1.0 billion increase in Farm & Ranch, resulting from net growth of $1.6 billion in loans, loans held in consolidated trusts and LTSPCs and unfunded loan commitments, which was partially offset by a net decrease in Farm & Ranch AgVantage Securities of $0.5 billion. Total Corporate AgFinance volume remained relatively flat when comparing December 31, 2025 to December 31, 2024, as net growth in loans was substantially offset by maturities of AgVantage securities that counterparties did not re-issue.

The level and composition of our outstanding business volume is based on the relationship between new business, loan sales, scheduled maturities, and repayments on existing assets from period to period. This relationship in turn depends on a variety of external and internal factors. The external factors include general market forces, competition, and our counterparties’ liquidity needs, access to alternative funding, desired products, and assessment of strategic factors. The internal factors include our assessment of profitability, mission fulfillment, credit risk, and customer relationships. For more information about potential growth opportunities in our lines of business, see MD&A—Outlook in this report.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of December 31, 2025:

Table 16

Schedule of Principal Amortization as of December 31, 2025
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2026	$1,186,078	$557,042	$120,724	$1,863,844
2027	993,840	550,475	118,294	1,662,609
2028	1,214,809	447,233	118,205	1,780,247
2029	1,228,003	486,874	119,389	1,834,266
2030	1,386,541	410,566	124,343	1,921,450
Thereafter	10,697,249	2,755,309	2,018,864	15,471,422
Total	$16,706,520	$5,207,499	$2,619,819	$24,533,838

Of the $33.4 billion outstanding business volume as of December 31, 2025, $8.4 billion were AgVantage securities included in the Agricultural Finance and Infrastructure Finance lines of business. Unlike business volume from our other products, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. Changes in periodic AgVantage securities volume are primarily driven by the larger transaction size typical for that product, scheduled maturity amounts for a particular period, the liquidity needs of our AgVantage counterparties, and changes in the pricing and availability of wholesale funding from other sources. Based on these factors, we expect business volumes in AgVantage securities to continue to fluctuate. The following table summarizes by maturity date the outstanding principal amount of AgVantage securities as of December 31, 2025:

Table 17

AgVantage Balances by Year of Maturity
As of
December 31, 2025
(in thousands)
2026	$1,324,700
2027	1,188,193
2028	1,010,064
2029	1,044,679
2030	1,351,708
Thereafter(1)	2,508,787
Total	$8,428,131
(1)Includes various maturities ranging from 2031 to 2055.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 5.7 years as of December 31, 2025.

Related Party Transactions. As provided by our statutory Charter, only banks, insurance companies, and other financial institutions or similar entities may hold our Class A voting common stock, and only institutions of the FCS may hold our Class B voting common stock. Our Charter also provides that holders of Class A voting common stock elect five members of our 15-member board of directors and that holders of Class B voting common stock elect five members of the board of directors. The ownership of our two classes of voting common stock is currently concentrated in a small number of institutions. Approximately 48% of the Class A voting common stock is held by three financial institutions, with 31% held by one institution. Approximately 97% of the Class B voting common stock is held by five FCS institutions (two of which are related to each other through a parent-subsidiary relationship).

Unlike some other GSEs, specifically other FCS institutions and the Federal Home Loan Banks, we are not structured as a cooperative owned exclusively by member institutions and established to provide services exclusively to its members. As a stockholder-owned, publicly-traded corporation, we seek to fulfill our mission of serving the financing needs of rural America in a way that is consistent with providing a return on the investment of our stockholders, including those who do not directly participate in our secondary market activities. We generally require most financial institutions that participate in our Agricultural Finance line of business to own a requisite amount of common stock, based on the size and type of institution. As a result of this requirement, coupled with the ability of holders of Class A and Class B voting common stock to elect two-thirds of our board of directors, we regularly conduct business with institutions affiliated with members of Farmer Mac's board of directors and institutions that own large amounts of our voting common stock. We have adopted a Code of Business Conduct and Ethics and other related corporate policies that govern any conflicts of interest that may arise in these transactions, and our policy is to require that any transactions with related parties be conducted in the ordinary course of business, with terms and conditions comparable to those available to any other unrelated counterparty.

The following table summarizes our material relationships with related parties. These related parties consist of all holders of more than ten percent of our total voting common stock outstanding as of December 31, 2025.

Table 18

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgriBank, FCB	201,621 shares of Class B voting common stock (40.30% of outstanding Class B stock and 13.17% of total voting common stock outstanding)	We did not conduct any business with AgriBank during 2025 or 2024.
CoBank, ACB	163,253 shares of Class B voting common stock (32.63% of outstanding Class B stock and 10.66% of total voting common stock outstanding)	We purchased $529.2 million and $442.7 million in loans from CoBank in 2025 and 2024, respectively.
In 2025 and 2024, CoBank retained $4.1 million and $4.0 million of servicing fees related to the loan participations sold to Farmer Mac, respectively.
Zions Bancorporation, National Association (Zions)	322,100 shares of Class A voting common stock (31.25% of outstanding Class A stock and 21.04% of total voting common stock outstanding)
In 2025 and 2024, we purchased $148.1 million and $173.9 million of Agricultural Finance mortgage loans from Zions, respectively. In 2025 and 2024, we purchased none and $0.4 million, of USDA Securities from Zions, respectively.

As of December 31, 2025, we had entered into mandatory purchase commitments with Zions of $4.6 million.
In 2025 and 2024, Zions retained approximately $11.6 million and $11.2 million in servicing fees for its work as a Farmer Mac servicer, respectively.

For more information about related party transactions, see Note 3—Related Party Transactions to the consolidated financial statements.

Outlook

Business Outlook

Products and Portfolio

We play a vital role in serving rural America by offering liquidity, capital, and risk management tools as a secondary market to help increase the accessibility of financing to provide vital liquidity for American agriculture and rural infrastructure. Our growth trajectory is closely tied to the capital and liquidity needs of the lending institutions that serve agriculture and infrastructure businesses and the overall financial health of borrowers in these sectors.

Several factors continue to influence our business volume growth dynamics. Because the Farm & Ranch portfolio contains a significant share of legacy low‑rate loans, refinance incentives remain muted, keeping prepayment rates below historical norms. Also, a tightening agricultural economy is creating the need for more liquidity and working capital for borrowers managing through this agricultural cycle. The net effect of these forces contributed to strong Farm & Ranch loan purchase portfolio growth throughout 2025, and industry conditions look to maintain these trends into 2026. We experienced an increase in wholesale finance volume during fourth quarter 2025, driven by financings drawn from an AgVantage facility put in place earlier in the year. Future wholesale finance growth will likely be influenced by market interest rates and credit spreads, overall economic conditions and loan growth opportunities, and the relative value of our product versus the broader market. Continued strong interest in data centers, broadband expansion, and constructing and completing renewable energy projects before the sunset of tax credits, along with the overall need for energy generation and transmission capacity for rural America, provided significant opportunities for Infrastructure Finance throughout 2025. We expect these opportunities to persist into future years.

Opportunities for profitable future business volume growth include our potential role in alleviating liquidity, capital, and return-on-equity challenges faced by agricultural and infrastructure lenders. Our suite of offerings includes loan and loan portfolio purchases, participations, guarantees, LTSPCs, wholesale funding, and risk-transfer financial securities. Ongoing business and product development efforts continue to attract private lenders, institutional investors, and non-traditional originators, resulting in the diversification of our customer base and product set, which could potentially generate increased product demand from new sources. Our expanded loan servicing capabilities enhance our loan portfolio purchase value proposition, adding new product offerings to an increasingly diverse customer base.

Growing relationships with larger agriculture lenders, industry consolidation, interest rates, and market volatility, as well as financial institutions' focus on capital efficiency and liquidity, are expected to continue to provide increased opportunities for our loan purchase, risk management, and wholesale funding solutions. The financing needs arising from mergers, acquisitions, consolidation, and vertical integration in the agricultural and infrastructure industries present further opportunities for our loan purchase products and other financing solutions. Investments supporting consumer and food supply demand may increase financing needs in the food and agriculture supply chain, potentially requiring incremental capital support through the secondary market. Deepening relationships with eligible infrastructure counterparties are expected to continue to create opportunities to support fiber and broadband-related transactions, including significant market activity and investments in wholesale data centers and renewable energy projects.

Operations

We anticipate ongoing increases in operating expenses over the next several years, aligned with our planned expansion of investments in technology, business infrastructure, and human capital. These investments are designed to enhance capacity and efficiency in support of market growth opportunities and long-term strategic objectives. By investing in infrastructure and business platforms, we aim to scale more efficiently in tandem with future portfolio and earnings growth. These initiatives are expected to improve product delivery, business operations, and scalability to better position us to capitalize on future market growth opportunities.

Another focus of our planned infrastructure investments is a continued effort to expand our servicing capabilities and to enhance the efficiency of processes associated with loan onboarding and servicing. We expect to continue to leverage technology enhancements and servicing standardization efforts to drive scalability and consistency. We plan to implement technology enhancements and process re-engineering over the next several years to continue to incorporate all of our loan portfolios onto our servicing platform and to provide flexibility in accessing loan portfolio information, increase standardization of data and processing, and streamline operational workflows.

Agricultural Finance Industry Outlook

Farm Incomes

The farm profitability outlook remains varied for 2026. Total net cash farm income rebounded slightly in 2025, rising 8% relative to 2024 according to the USDA. In 2026, the USDA’s initial forecast shows farm incomes rising another 3% relative to 2025. However, that expected overall improvement obscures a bifurcation across agricultural sectors. Namely, crop producers face headwinds from tepid commodity prices and elevated input costs that have compressed margins, while livestock producers are expected to benefit again in 2026 from robust consumer and export demand and falling feed costs. Shifts in the outlook for trade could have a meaningful impact on commodity prices and farm incomes. The current USDA forecast shows U.S. agricultural exports dropping modestly in 2026.

Lower prices for several agricultural commodities could have multiple competing effects on loan performance and agricultural credit demand. Constraints on cash flow and additional market volatility could cause loan delinquencies to rise above historical averages, most likely in commodities experiencing negative market conditions such as some grains and permanent crops. Cash flow constraints and heightened uncertainty can also increase demand for debt capital to reorganize balance sheets and replace lost incomes. We believe that our portfolio and market strategy is sufficiently diversified by borrower, industry, and region to maintain robust portfolio performance through the current cycle to be positioned to support any expansion of the farm mortgage market that may arise in the coming quarters.

Land Values

Farmland value growth rates continued to moderate in 2025 following successive years of strong appreciation. Land value survey data from the USDA shows a 4.3% increase in average farm real estate values from June 2024 to June 2025. Annual farm real estate value gains were highest in the Southern Plains (5.9%) and the Lake states (5.7%) and still strong but slowing in the Northern Plains (4.9%), the Southeast (4.7%), and the Corn Belt (4.0%).

Farmland transaction data, like the USDA survey results, show weaker farmland sales prices in 2025. The Farmer Mac Farmland Price Index Powered by AcreValue® decreased 6% in third quarter 2025 relative to the same period in 2024. Basing this index on actual farmland transactions can lead to greater volatility, as many economic factors affecting land markets are highly localized and some markets may experience greater volatility in farmland values than state or national averages indicate. Based on our robust collateral underwriting standards, we believe that our loan collateral is well-positioned to endure reasonably foreseeable volatility in farmland values that could result from external factors.

Markets and Weather

Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. Some of the external market conditions that have affected, and could continue to adversely affect, the farm and food sectors in 2026 include foreign trade and trade policy, supply chain disruptions, and weather and environmental conditions. Water availability is a perennial concern for many agricultural producers. Drought conditions increased modestly in intensity and prevalence in fourth quarter 2025, largely across several southern and southeastern states. At the same time, drought conditions improved across several western states, including California.

The ongoing implementation of groundwater management regulation, especially in California, continues to influence land values in many regions of the state. We work closely with water consultants and collateral valuation professionals to identify properties influenced by changing water availability. For loans in areas that commonly experience exceptional drought (primarily in California), our underwriting standards include an assessment of anticipated long-term water availability for the related property and how water availability impacts the collateral value and the borrower's liquidity position to mitigate that risk.

Agricultural Processing and Food Supply Chain

The production of food, feed, fiber, and biofuels has generally been economically viable during the past few years, but economic factors continue to evolve into 2026. Biofuels have gained demand due to low-carbon regulations in several states and incremental tax benefits for the production of renewable diesel and sustainable aviation fuel. A large number of planned biofuel projects and new facilities for 2026 and 2027 could provide support for raw materials such as corn and soybeans, but markets for these fuels are nascent and could evolve or erode rapidly in the coming quarters. Trade policy uncertainty, labor availability, changes to consumer demand due to health policy and pharmaceuticals, and a high risk of global economic stress could pose challenges for these sectors into 2026. Still, consumer spending held steady throughout 2024 and 2025, providing stable conditions for value-added food, feed, fiber, and biofuel consumption. Consumer demand, particularly for animal protein products, are expected to provide a good tailwind for many food processors and agribusinesses in 2026. Credit demand in these sectors could grow in the next few quarters if interest rate policy maintains course or loosens, inflation rises again, mergers and acquisitions activity increases, or economic and trade policy uncertainty clears up.

Infrastructure Finance Industry Outlook

Power & Utilities

Economic conditions affecting rural power and electricity markets typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers advanced in 2025, with an annual increase in sales of 2.2% and an increase in revenue of 7.6%, respectively, in the last 12 months through November 2025 compared to November 2024. This increase was the result of higher residential and commercial electricity sales combined with a sizable increase in average prices paid for electricity relative to 2024. Electricity demand was consistently strong in 2025, and power producers are continuing to invest in more capacity to meet the rising demand from consumers and data centers. Continued geopolitical uncertainty in the Middle East and Eastern Europe could increase energy price volatility, but power producers are generally able to pass higher input costs through to retail electricity prices, as evidenced by higher retail electricity prices in 2022, 2023, and 2025. Credit demand for electric cooperatives will likely be tied to ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure. These growth opportunities may be affected by the demand for electric power in rural areas, increased power demand from regional data centers, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Generally, these investments are expected to continue at or above historical levels based on the replacement and modernization of existing and new infrastructure, as well as increasing demand for electricity across the spectrum of residential, commercial, and industrial customers.

Renewable Energy

Investment in renewable energy generation and deployment of energy storage technologies in the last five years deepened our relationships with existing customers through new business opportunities. According to data from the U.S. Energy Information Administration, renewable energy net generation grew by 38% in the last five years, compared to a non-renewable electricity net generation increase of 4%. The volatile cost of fossil fuel-based inputs, combined with policy initiatives and the falling costs of renewable power generation, influenced this change in generation capacity. In response to this expansion, we have hired industry-specialized staff and deployed new financing products tailored to the renewable energy sector, which represents a rapidly developing market opportunity for Farmer Mac.

Recent changes to tax policy may alter the trajectory and velocity of investments in U.S. renewable energy. H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" signed into law on July 4, 2025, phases out tax credits that have been routinely used to support renewable power project investments. As these tax credits phase out, new power projects are still likely to be financed, but the marginal costs of electricity generation may be higher without subsidies. Increased political and policy uncertainty and higher cost structures could decrease the overall renewable power investment market growth velocity over the next five years. However, due to the substantial increase in demand for electricity and need for new power generation, we expect to continue to participate in renewable energy power project finance transactions for both new projects and refinancing opportunities of existing projects.

As of December 31, 2025, we have calculated approximately $80 million of remaining capacity to use renewable energy tax credits to apply against our 2025 federal corporate income tax liability and to carry back to the prior three years. Through December 31, 2025, we have purchased approximately $91.0 million in renewable energy investment tax credits at prices that range from approximately $0.91 to $0.94 per $1.00 of credit. All of the tax credits we have purchased are on projects that have been placed in service. We are focused on purchasing renewable energy tax credits for projects in rural areas or associated with agriculture, such as renewable gas generation from dairy waste. Under H.R. 1's phase-outs of future renewable energy investment tax credits, projects eligible for renewable energy investment tax credits generally must be placed in service by December 31, 2027 unless construction begins by July 4, 2026.

Broadband Infrastructure

Rural telecommunication and data connectivity has proven to be of vital economic importance in the last decade, as more households and agricultural enterprises require more data and connectivity to thrive. The expected continued rapid growth in digital technologies, including the ongoing interest and investment in artificial intelligence, advancements in cloud computing, and wireless network densification, will require significantly more computing and storage capabilities and investment in more fiber network capacity. In addition to capital projects spurred by government-backed support programs, we could see an increase in financing opportunities for other telecommunications providers in rural areas. For example, fiber line expansion, wireless broadband deployment, industry consolidation and efficiency through mergers and acquisitions, and data processing center buildouts are all increasingly important to rural economic opportunity, and the food and agriculture industries require constant connectivity. However, some types of "leapfrog" technology advances in the broadband infrastructure sector, such as low orbit satellite communication systems, could put pressure on the profitability of the providers of older digital technologies.

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

Balance Sheet Review

The following table summarizes our balance sheet as of the periods indicated:

Table 19

	As of		Change
	December 31, 2025	December 31, 2024	$	%
	(in thousands)
Assets
Cash and cash equivalents	$931,067	$1,024,007	$(92,940)	(9)%
Investment securities	17,550,379	16,576,887	973,492	6%
Loans, net of allowance	13,840,378	11,166,984	2,673,394	24%
Loans held in trusts	2,480,898	2,037,654	443,244	22%
Other	567,435	519,210	48,225	9%
Total assets	$35,370,157	$31,324,742	$4,045,415	13%
Liabilities
Notes Payable	$30,822,570	$27,371,174	$3,451,396	13%
Debt securities of consolidated trusts held by third parties	2,365,435	1,929,628	435,807	23%
Other	463,203	534,914	(71,711)	(13)%
Total liabilities	$33,651,208	$29,835,716	$3,815,492	13%
Total equity	1,718,949	1,489,026	229,923	15%
Total liabilities and equity	$35,370,157	$31,324,742	$4,045,415	13%

Assets. The increase in total assets was primarily attributable to new loan volume and a larger investment portfolio.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to fund the acquisition of loan volume. During 2025, we executed two structured securitization transactions backed by Farm & Ranch loans for which $613.6 million of Farmer Mac Guaranteed Securities were issued. During 2025 and 2024, there were no realized gains or losses from the issuance of Farmer Mac Guaranteed Securities. We consolidate trusts and present the assets of the trust in "Loans held for investment in consolidated trusts, at amortized cost" and the liabilities of the trust in "Debt securities of consolidated trusts held by third parties" on the Consolidated Balance Sheets.

Equity. The increase in total equity was primarily due to an increase of $96.8 million related to the issuance of 4.0 million shares of 6.500% non-cumulative perpetual Series H preferred stock in addition to an increase in retained earnings.

Risk Management

Credit Risk – Loans and Guarantees.

We are exposed to both direct and indirect credit risk. We have direct credit exposure to our Agricultural Finance mortgage loans, Infrastructure Finance loans, and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs. We have indirect credit exposure to the Agricultural Finance mortgage loans and Infrastructure Finance loans that secure AgVantage securities because, in the event of a default on an AgVantage security, we have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest.
Agricultural Finance - Direct Credit Exposure

Our direct credit exposure to Agricultural Finance mortgage loans as of December 31, 2025 was $14.0 billion across 48 states. We apply credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. We rely on the combined expertise of experienced internal agricultural credit underwriters and loan servicers, along with external agricultural loan servicing and collateral valuation contractors, to perform the necessary underwriting, servicing, and collateral valuation functions on Agricultural Finance mortgage loans. For Corporate AgFinance loans, which are often larger loan exposures (generally loan sizes more than $10 million) to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, we have implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity.

Product Type	Underwriting	Collateral
Farm & Ranch	Typically required to meet specific underwriting criteria or demonstrate compensating strengths in one or more other underwriting criteria.	First lien mortgage
Corporate AgFinance
Typically relies upon the value of the borrower as a going concern, which is estimated using one or more valuation techniques (e.g., discounted cash flow, cash flow multiples, asset liquidation, or other valuation techniques), and therefore depends on the ability of the borrower entity to generate recurring positive cash flow ("enterprise value").
Generally secured by all business assets, including first lien mortgages and common stock of the borrower.

Corporate AgFinance loans often have a different credit risk profile than Farm & Ranch loans, therefore, we have implemented methodologies and parameters to help assess credit risk and have established specific underwriting criteria for these portfolio loans based on the sector, borrower construct, and transaction complexity. We thoroughly analyze each prospective Corporate AgFinance loan, including assessing the borrower's leverage, cash flows, liquidity, revenue and margin trends, as well as evaluating the borrower's suppliers, customers, market share, and competition. Any underlying weaknesses are assessed and analyzed in conjunction with any compensating strengths. Corporate AgFinance loans typically require ongoing monitoring of reporting requirements and financial and non-financial covenants. We rely on internal underwriters with the expertise to analyze large, complex farming operations and agribusiness loans, along with collateral valuation contractors, and legal counsel to perform the necessary diligence to assess the overall credit risk and loan structures of these transactions. We have developed business operating processes and skill sets to source, underwrite, close, and service Corporate AgFinance loans. Those processes and skill sets are different than those required for Farm & Ranch loans and, accordingly, have a higher operating expense profile than for Farm & Ranch loans.

When analyzing the credit quality of our Agricultural Finance mortgage loans, we also consider the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

The following table disaggregates the Agricultural Finance mortgage loans by portfolio segment and by internally assigned risk ratings.

Table 20

	As of December 31, 2025
	Agricultural Finance mortgage loans by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Farm & Ranch	11,285,147	583,040	417,310	12,285,497
Corporate AgFinance	1,595,158	87,494	76,907	1,759,559
Agricultural Finance Total	$12,880,305	$670,534	$494,217	14,045,056

Agricultural Finance mortgage loans classified as substandard increased $95.9 million to $494.2 million, or 3.5% of the portfolio, as of December 31, 2025 from $398.3 million, or 3.2% of the portfolio, as of December 31, 2024. Substandard assets are primarily concentrated within permanent planting commodity types. Credit performance within the crops and livestock commodities remains near historical averages with a divergence in sector economics causing an improvement in livestock sector performance and a slight degradation in grain and oilseed sector performance. Strong government support program payments have helped to mitigate degradation in the grain and oilseed loan portfolio performance.

The percentage of Agricultural Finance mortgage loans substandard assets within the portfolio of 3.5% as of December 31, 2025 is in line with the 15-year historical average of approximately 3.3% and is less than the highest observed substandard asset rate during that period of approximately 5.3%. If the rate of substandard assets increases from current levels on a sustained basis, our provision to the allowance for loan losses and the reserve for losses would also likely increase.

Our 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of December 31, 2025, 90-day delinquencies on Agricultural Finance mortgage loans with direct credit exposure were $132.6 million, 0.94% of the portfolio, up slightly from $108.9 million, or 0.88% of the portfolio as of December 31, 2024. The top ten borrower exposures over 90 days delinquent represent approximately half of the 90-day delinquencies as of December 31, 2025. We believe that we remain adequately collateralized on our delinquent loans.

Our 90-day delinquency rate of 0.94% as of December 31, 2025 was above our historical average of approximately 0.72%, which is based on the average 90-day delinquency rate as a percentage of the Agricultural Finance mortgage loan portfolio over the last 15 years. We continue to monitor delinquency rates for trends that may result from more than expected cyclical trends such as changes in the general economy or unforeseen events like adverse weather or regulatory changes in water management.

The following table presents historical information about our contractural 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which we have direct credit exposure:

Table 21

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2025	$14,045,056	$132,550	0.94%
September 30, 2025	13,122,678	177,759	1.35%
June 30, 2025	12,836,478	125,868	0.98%
March 31, 2025	12,389,478	159,977	1.29%
December 31, 2024	12,369,477	108,944	0.88%
September 30, 2024	11,466,670	144,407	1.26%
June 30, 2024	11,409,396	62,063	0.54%
March 31, 2024	11,184,817	76,825	0.69%
December 31, 2023	11,223,276	34,677	0.31%

For Farm & Ranch loans, we consider a loan's original LTV ratio as one of many factors in evaluating loss severity. LTV depends on the market value of a property, as determined in accordance with our collateral valuation standards. As of December 31, 2025 and 2024, the average unpaid principal balances for Farm & Ranch loans outstanding and to which we have direct credit exposure was $836,000 and $817,000, respectively. We calculate the "original LTV" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original LTV ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original LTV ratio for Farm & Ranch mortgage loans purchased during 2025 was 51%, compared to 49% for loans purchased during 2024. The weighted-average original LTV ratio for exposure related to on- and off-balance sheet Farm & Ranch mortgage loans was 52% as of both December 31, 2025 and 2024. The weighted-average original LTV ratio for 90-day delinquencies for Farm & Ranch loans was 54% and 53% as of December 31, 2025 and 2024, respectively.

Analysis of portfolio performance indicates that commodity type is the primary determinant of our exposure to loss on a given loan. Although some credit losses are inherent to the business of agricultural lending, we believe that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of our Agricultural Finance portfolio, which we believe is adequately collateralized. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 22

	As of December 31, 2025
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$772,916	$234,947	$376,459	$124,232	$43,363	$607	$1,552,524
	5.5%	1.7%	2.7%	0.9%	0.3%	—%	11.1%
Southwest	848,164	1,843,067	679,388	120,280	238,863	2,330	3,732,092
	6.0%	13.1%	4.9%	0.9%	1.7%	—%	26.6%
Mid-North	2,948,463	12,126	322,694	74,868	334,195	382	3,692,728
	21.0%	0.1%	2.3%	0.5%	2.4%	—%	26.3%
Mid-South	1,538,355	102,952	1,056,751	71,714	65,162	2,994	2,837,928
	11.0%	0.7%	7.5%	0.5%	0.5%	—%	20.2%
Northeast	241,881	52,832	86,906	47,327	148,761	—	577,707
	1.8%	0.4%	0.6%	0.2%	1.1%	—%	4.1%
Southeast	616,290	372,444	382,056	64,686	216,601	—	1,652,077
	4.4%	2.7%	2.7%	0.4%	1.5%	—%	11.7%
Total	$6,966,069	$2,618,368	$2,904,254	$503,107	$1,046,945	$6,313	$14,045,056
	49.7%	18.7%	20.7%	3.4%	7.5%	—%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 23

	As of December 31, 2025
	Agricultural Finance Mortgage Loans Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2015 and prior	$2,886	$9,784	$3,836	$1,090	$15,674	$33,270
2016	971	660	—	—	—	1,631
2017	—	—	—	—	4,310	4,310
2018	—	—	—	—	—	—
2019	1,687	—	—	—	—	1,687
2020	(65)	—	(22)	—	—	(87)
2021	—	2,330	—	—	14,819	17,149
2022	1,321	—	—	—	455	1,776
2023	—	3,265	—	—	—	3,265
2024	—	—	—	—	—	—
2025	—	—	—	—	—	—
Total	$6,800	$16,039	$3,814	$1,090	$35,258	$63,001

For more information about the credit quality of our Agricultural Finance mortgage loans and the associated allowance for losses please refer to Note 7—Loans to the consolidated financial statements. Activity affecting the allowance for loan losses is discussed in MD&A—Results of Operations—Provision for and Release of Allowance for Loan Losses.

Infrastructure Finance - Direct Credit Exposure

Our direct credit exposure to Infrastructure Finance loans held and loans underlying LTSPCs as of December 31, 2025 was $7.9 billion across 45 states. Our Charter does not specify minimum underwriting criteria for eligible Infrastructure Finance loans. To manage our credit risk, to mitigate the risk of loss from borrower defaults, and to provide guidance for the management, administration, and conduct of underwriting to participants in the Infrastructure Finance line of business, we have adopted credit underwriting standards that vary by loan product and by loan type. These standards are based on industry practices for similar Power & Utilities, Broadband Infrastructure, or Renewable Energy loans and are designed to assess the risk we assume on the loan and creditworthiness of the borrower. Underwriting standards for loans within each segment of the Infrastructure Finance line of business are detailed below:

Product Type	Underwriting	Collateral
Power & Utilities	Review of lenders' credit submissions and analysis of borrowers' audited financial statements and financial and operating reports to confirm that loans meet our underwriting standards.
Customary for lender or lender group to take security interest in all of the borrower's assets for which we verify that lien accommodation will result in shared first lien or first lien in our favor. When debt indentures are used, we determine if available collateral is adequate to support the loan program and our investment. We may also purchase unsecured loans that meet our underwriting standards for unsecured loans (primarily electric generation and transmission loans)

Broadband Infrastructure
Typically relies upon enterprise value. We have implemented methodologies and parameters to help assess credit risk and established specific underwriting criteria for Broadband Infrastructure loans based on the sector, borrower construct, and transaction complexity.
Generally secured by all business assets, including first lien mortgages and common stock of the borrower. On occasion, we purchased unsecured debt of the highest quality borrowers.
Renewable Energy
Typically financed on a non-recourse or limited recourse basis and underwritten on a projection basis with significant reliance placed on assumptions used in each project’s analysis. Credit risk is assessed based on specified methodologies and parameters and specific underwriting criteria based on the project and transaction construct and complexity. Each prospective loan is thoroughly analyzed and quantitative assessments are performed that typically focus on projected debt service requirements, term and amortization review, interest rate sensitivity, and collateral analysis. We also perform qualitative assessments typically focused on the project sponsor's credentials and experience, off-take (cash flow) considerations, and concentration and other market considerations. We typically review the project contracts and agreements for each loan.

Typically secured by a first lien on the borrower's project assets, an assignment of the project contracts and agreements, a land or leasehold interest, and in certain cases, a pledge of the equity interests in the borrower entity. Our enforcement rights in any collateral may be subject to tax equity interests in the borrower's renewable energy project.

Broadband Infrastructure loans tend to be larger operations focused on providing communication and data services to rural areas, including fiber, cable/broadband, tower, wireless, local exchange carrier, and data centers. Due to the larger loan sizes and different credit risk profiles, we thoroughly analyze each prospective Broadband Infrastructure loan, including assessing the borrower's leverage, cash flows, liquidity, revenue, and margin trends, as well as evaluating the borrower's capital expenditures, customer/subscriber growth, market share, and competition. Any underlying weaknesses are assessed and analyzed in conjunction with any compensating strengths. These loans also typically require ongoing monitoring of reporting requirements and financial and non-financial covenants. We rely on the experience of internal underwriters with the expertise to analyze the loans and engage legal counsel to perform the necessary diligence to assess the overall credit risk and loan structures of these transactions.

We have developed business operating processes and skill sets to source, underwrite and close Broadband Infrastructure and Renewable Energy loans. Those processes and skill sets are different than those required for Power & Utility loans and, accordingly, have a higher operating expense profile than for Power & Utility loans.

We do not directly service loans held in our portfolio for the Infrastructure Finance line of business. Typically, these loans are serviced by the lender or other organization which has experience in servicing loans to borrowers in these segments.

As of December 31, 2025, there were no delinquencies in our Infrastructure Finance line of business. Substandard assets within the Infrastructure Finance portfolio increased to $75.5 million as of December 31, 2025 compared to $42.5 million as of December 31, 2024, however, the amount of substandard assets as a percentage of the total outstanding balance has remained relatively flat.

The following table disaggregates the Infrastructure Finance loans by portfolio segment and by internally assigned risk ratings.

Table 24

	As of December 31, 2025
	Infrastructure Finance loans by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Power & Utilities	3,893,468	—	—	3,893,468
Renewable Energy	2,362,292	49,893	31,104	2,443,289
Broadband Infrastructure	1,481,550	6,214	44,442	1,532,206
Infrastructure Finance Total	$7,737,310	$56,107	$75,546	$7,868,963

For more information about the credit quality of our Infrastructure Finance line of business and the associated allowance for losses please refer to Notes 7—Loans to the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, we believe there is little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business. As of December 31, 2025, we had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and do not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, we do not provide an allowance for losses on the USDA portfolio. The lender on each USDA-guaranteed loan is required by regulation to retain the unguaranteed portion of the loan, to service the entire underlying guaranteed loan, and to remain mortgagee and/or secured party of record, as applicable. The USDA-guaranteed portion and the unguaranteed portion of the loan are to be secured by the same collateral with equal lien priority. The USDA-guaranteed portion of a loan cannot be paid later than, or in any way be subordinated to, the related unguaranteed portion.

We require many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to our standards, the accuracy of provided loan data, and other requirements related to the loans. Sellers who make these representations and warranties are responsible for breaches of those representations and warranties. In the event of a breach of a representation or warranty material to our decision to purchase a loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred to us by the seller, we can require a seller to cure, replace, or repurchase the loan. During the previous three years ended December 31, 2025, there have been no breaches of representations and warranties by sellers requiring a seller to cure, replace, or repurchase a loan. For more information about Farmer Mac's loan eligibility requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility."

We service a sizable portion of our Agricultural Finance mortgage loan and USDA Securities portfolios, as well as a smaller portfolio of eligible agricultural mortgage loans that are held by an unrelated third party. We also continue to contract with other institutions to undertake most of the servicing responsibilities for the remaining portion of our Agricultural Finance mortgage loans in accordance with our specified servicing requirements or accepted servicing standards established by the servicing institution. When the originating lender does not retain servicing for Farm & Ranch loans, they often retain "field servicing" in which they maintain certain responsibilities related to direct borrower contact. Field servicers may enter into contracts with our servicers that specify their field servicing responsibilities. We do not directly service loans held in our portfolio for the Infrastructure Finance line of business. Typically, these loans are serviced by the lender or other approved servicers in accordance with contractual requirements and in consideration for servicing fees.

In the event of a breach of the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without our consent, or insolvency or bankruptcy, the servicer is responsible for any corresponding damages. In most cases, we have the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. We may also proceed against the servicer in arbitration or exercise any remedies available to us under law. In September 2024, we notified a field servicer of a breach of its servicing duties and the termination of the servicing relationship for two large borrower relationships effective October 1, 2024. In April 2025, we terminated the entire seller/servicer relationship with that field servicer and assumed field servicing duties on all loans we acquired from that entity. We did not incur any credit losses as a result of this breach and these actions against this single field servicer were the only formal remedies taken against any servicers during the previous three years ended December 31, 2025.

Credit Risk – Counterparty Risk. We are exposed to credit risk arising from our business relationships with other institutions, which include:

•issuers of AgVantage securities;
•approved lenders and servicers; and
•interest rate swap counterparties.

We approve AgVantage counterparties and manage institutional credit risk related to those AgVantage counterparties by requiring them to meet our standards for creditworthiness for the particular counterparty type and transaction. All AgVantage securities must be secured by Eligible Loans or eligible securities in an amount at least equal to the outstanding principal amount of the issuer's AgVantage securities. The required collateralization level is established when the AgVantage facility is entered into with the counterparty and does not change during the life of the AgVantage securities issued under the facility without our consent. Loans pledged under AgVantage securities are serviced by the issuers of the securities (or their affiliated servicing institutions) in accordance with these institutions' servicing procedures. We review these servicing procedures before purchasing AgVantage securities from the issuer. In AgVantage transactions, the issuer is typically required to remove from the pool of pledged collateral loans that become and remain (within specified parameters) delinquent in the payment of principal or interest and to substitute Eligible Loans that are current in payment or pay down the AgVantage securities to maintain the minimum required collateralization level.

For AgVantage securities secured by loans eligible for our Agricultural Finance line of business, we require the general obligation to be over-collateralized, either by Eligible Loans or any of the following: cash; securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States, other highly-rated securities; or other approved instruments. We require collateralized loans to meet the minimum standards set forth in the Charter for Agricultural Finance mortgage loans with a maximum limit of $75.0 million in cumulative loan exposure to any one borrower or related borrowers on pledged collateral.

AgVantage securities in our Infrastructure Finance line of business are issued by lenders organized as cooperatives and secured by pools of Power & Utilities loans. We require the issuing counterparty to have an investment grade credit rating from a NRSRO or to demonstrate comparable creditworthiness. Although we have only indirect credit exposure on the Power & Utilities loans pledged to secure AgVantage securities, we apply the same underwriting standards as those used for direct credit exposure to Power & Utilities borrowers. Our Charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Power & Utilities loan, but our current limit for AgVantage transactions is $75.0 million for cumulative loan exposure to any one borrower or related borrowers.

In the event of a default on an AgVantage security, we have recourse to the pledged collateral and rights to the ongoing borrower payments of principal and interest. As a result, we have indirect credit exposure to the Agricultural Finance mortgage loans and Infrastructure loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, we also typically require that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower LTV ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of December 31, 2025, we have had no credit losses on AgVantage securities over the life of the program.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of December 31, 2025 and 2024:

Table 25

	As of December 31, 2025		As of December 31, 2024
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,967,154	100%	$3,521,143	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	1,620,000	105%	2,020,000	105%
Other(1)	790,977	100% to 125%	930,297	100% to 125%
Total outstanding	$8,428,131		$8,521,440
(1)Consists of AgVantage securities issued by 9 different issuers as of both December 31, 2025 and December 31, 2024.

We manage institutional credit risk related to lenders and servicers by requiring those institutions to meet our standards for creditworthiness. We monitor the financial condition of those institutions by evaluating financial statements and credit rating agency reports. For more information about lender eligibility requirements, see Business—Farmer Mac's Lines of Business—Agricultural Finance—Lenders.

We manage institutional credit risk related to interest rate swap counterparties through collateralization provisions contained in each of our swap agreements that vary based on the market value of our swap portfolio with each counterparty. For cleared swap transactions and non-cleared swap transactions entered into after March 1, 2017, we and our interest rate swap counterparties are required to fully collateralize their derivatives positions without any minimum threshold. We enter into interest rate swaps with multiple counterparties to reduce counterparty credit exposure concentration. Our use of cleared derivatives has increased over time which reduces our exposure to individual counterparties with the central clearinghouse acting to settle the change in value of contracts on a daily basis. Credit risk related to interest rate swap contracts is discussed in MD&A—Risk Management—Interest Rate Risk and Note 5—Financial Derivatives to the consolidated financial statements.

Credit Risk – Other Investments. The management of the credit risk inherent in these investments is governed by our internal policies as well as the Liquidity and Investment Regulations. In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of our investment policies are designed to minimize exposure to financial market volatility, preserve capital, and support access to the debt markets.

The Liquidity and Investment Regulations and our internal policies require that investments held in our investment portfolio meet the following creditworthiness standards: (1) at a minimum, at least one obligor of the investment must have a very strong capacity to meet financial commitments for the life of the investment, even under severely adverse or stressful conditions, and generally present a very low risk of default; (2) if the obligor whose capacity to meet financial commitments is being relied upon to meet the standard set forth in subparagraph (1) is located outside of the United States, the investment must also be fully guaranteed by a U.S. government agency; and (3) the investment must exhibit low credit risk and other risk characteristics consistent with the purpose or purposes for which it is held.

The Liquidity and Investment Regulations and our internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. While the Liquidity and Investment Regulations limit our total credit exposure to any single entity, issuer, or obligor of securities to 10% of our regulatory capital ($174.5 million as of December 31, 2025), our current policy limit is 5% of our regulatory capital ($87.3 million as of December 31, 2025). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although our current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

Although the Liquidity and Investments Regulations do not establish limits on the maximum amount, expressed as a percentage of our investment portfolio, that can be invested in each eligible asset class, our internal policies set forth asset class limits as part of our overall risk management framework.

Interest Rate Risk. We are subject to interest rate risk on all interest-earning assets on our balance sheet due to timing differences in the cash flows related to maturity, paydown, or repricing of the assets and debt together with financial derivatives. Cash flow mismatches due to changing interest rates can reduce our earnings if assets prepay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when our funding costs cannot be correspondingly reduced. Alternatively, we could realize a decline in income if assets repay more slowly than originally forecasted and the associated maturing debt must be replaced by debt issuances at higher interest rates. Changes in interest rates may also affect the returns generated on assets funded with equity capital, as equity proceeds are deployed alongside debt funding to support interest-earning assets and liquidity.

Interest Rate Risk Management

The goal of our interest rate risk management is to manage the balance sheet in a manner that generates stable earnings and value across a variety of interest rate environments. Recognizing that interest rate sensitivities may change with the passage of time and as interest rates change, we regularly assess this exposure and, if necessary, adjust our portfolio of interest-earning assets, debt, and financial derivatives.

We seek to maintain exposure to interest rate risk within appropriate limits, as approved by our board of directors. Our management-level Asset and Liability Committee ("ALCO") provides oversight, establishes guidelines, and approves strategies to maintain interest rate risk within the board-established limits.

Equity capital is positioned to support asset growth, regulatory capital requirements, and liquidity and is allocated in a manner that complements our overall funding and interest rate risk management strategy. We consider the deployment of equity proceeds when assessing balance sheet duration, earnings sensitivity, and value across interest rate environment.

Our primary strategy for managing interest rate risk is to fund asset purchases with debt that together with financial derivatives have similar duration and convexity characteristics and help mitigate impacts from interest rate changes across the yield curve. As part of this strategy, we seek to issue debt securities across a variety of maturities that, together with financial derivatives, closely align the forecasted debt and financial derivative cash flows with forecasted asset cash flows.

We issue discount notes and both callable and non-callable medium-term notes across a spectrum of maturities to execute our debt issuance strategy. A portion of our callable debt is issued to mitigate prepayment risk associated with certain interest-earning assets held on balance sheet. In general, as interest rates decline, asset prepayments typically increase, and we may be able to economically extinguish certain callable debt issuances. We also enter into financial derivatives, primarily interest rate swaps, to better match the durations of our assets and liabilities, thereby reducing overall sensitivity to changing interest rates.

We incorporate behavioral models when projecting and valuing cash flows related to our interest-earning assets, taking into consideration the associated prepayment provisions and the default probabilities. We periodically evaluate the effectiveness of these models compared to actual prepayment experience because borrowers' behavior may change over time depending on the interest rate environment. We adjust and refine our models as necessary to improve the precision of future prepayment forecasts.

Interest rate changes may affect the timing of prepayments which may, in turn, impact duration and asset value. Declining interest rates generally result in increased prepayments, which shortens asset duration while rising interest rates generally result in lower prepayments, thereby extending asset duration.

We are subject to interest rate risk on loans and securities we have committed to acquire but not yet purchased (other than delinquent loans purchased through LTSPCs or loans designated for securitization under a forward purchase agreement). When we commit to purchase these assets, we are exposed to interest rate risk between the time we commit to purchase the loan and the time we issue debt to fund the loan purchase. We manage interest rate risk exposure related to these loans by entering into exchange-traded futures contracts involving U.S. Treasury securities and other financial derivatives. Similarly, when we commit to sell certain assets, the associated interest rate exposure is primarily managed with exchange-traded futures contracts involving U.S. Treasury securities and other financial derivatives.

Interest Rate Risk Metrics

We regularly evaluate and conduct interest rate shock simulations on our portfolio of financial assets, debt, and financial derivatives and examine a variety of metrics to quantify and manage our exposure to interest rate risk. These metrics include sensitivity to interest rate movements on the market value of equity ("MVE") and forecasted NES as well as a duration gap analysis.

MVE represents our estimate of the present value of all future cash flows from our current portfolio of on- and off-balance sheet assets, liabilities, and financial derivatives, discounted at current interest rates and appropriate spreads. However, MVE is not indicative of our market value as a going concern as these market values are theoretical and do not reflect future business activities. The MVE sensitivity analysis measures the degree to which the market values of our assets, liabilities, and financial derivatives are estimated to change for a given change in interest rates.

Our NES simulation represents the difference between projected income over the next twelve months from the current portfolio of interest-earning assets and interest expense produced by the related funding, including associated financial derivatives. The NES simulation may be impacted by changes in market interest rates resulting from timing differences between maturities and re-pricing characteristics of funded assets and debt together with the associated financial derivatives. The direction and magnitude of any such effect depends on the direction and magnitude of the change in interest rates across the yield curve as well as the composition of our portfolio. The NES simulation represents an estimate of NES that our current portfolio is expected to produce over a twelve-month horizon. As a result, the NES simulation sensitivity statistics provide a short-term view of our NES sensitivity to interest rate shocks.

Duration is a measure of a financial instrument's fair value sensitivity to changes in interest rates. Duration gap is calculated using the net estimated durations of our interest-earning assets, debt, and financial derivatives. Duration gap quantifies the extent to which estimated fair value sensitivities are matched for interest-earning assets, debt and financial derivatives. Duration gap provides a relatively concise measure of the interest rate risk inherent in our outstanding portfolio.

A positive duration gap denotes that the duration of our interest-earning assets is greater than the duration of our debt and financial derivatives. A positive duration gap indicates that with small changes in interest rate movements the fair value change of our interest-earning assets is more sensitive than the fair value change of our debt and financial derivatives. Conversely, a negative duration gap indicates that with small changes in interest rate movements the fair value change of our interest-earning assets are less sensitive than the fair value change of our debt and financial derivatives. A duration gap of zero indicates that with small changes in interest rate movements the fair value change of our interest-earning assets is effectively offset by the fair value change of our debt and financial derivatives.

Each of the interest rate risk metrics is quantified using asset/liability models and derived based on our best estimates of factors such as implied forward interest rates across the yield curve, interest rate volatility, and timing of asset prepayments and callable debt redemptions. Accordingly, these metrics are estimates rather than precise measurements. Actual results may differ to the extent there are material changes to our financial asset portfolio or changes in funding or hedging strategies undertaken to mitigate unfavorable sensitivities to interest rate changes.

The following schedule summarizes our MVE and NES sensitivity analysis as of December 31, 2025 and 2024 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 26

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of December 31, 2025	As of December 31, 2024
+100 basis points	(2.9)%	(4.0)%
-100 basis points	3.3%	3.6%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of December 31, 2025	As of December 31, 2024
+100 basis points	(1.3)%	(0.8)%
-100 basis points	2.4%	1.6%

As of December 31, 2025, we reported a positive effective duration gap of 3.7 months, reflecting no material change from the effective duration gap reported as of December 31, 2024. Since the end of 2024, the yield curve has steepened, with the yields on the 2‑year and 10‑year U.S. Treasury Notes falling by approximately 77 and 40 basis points, respectively. The change in interest rates resulted in correspondingly similar changes in the duration profiles of our funded assets, liabilities, and financial derivatives.

Financial Derivatives Transactions

The economic effects of financial derivatives are included in our MVE, NES, and duration gap analyses. We typically enter into the following types of financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of interest-earning assets, future cash flows, and debt issuance, and not for trading or speculative purposes:

•"pay-fixed" interest rate swaps, in which we pay fixed rates of interest to, and receive floating rates of interest from, counterparties;
•"receive-fixed" interest rate swaps, in which we receive fixed rates of interest from, and pay floating rates of interest to, counterparties;
•"basis swaps," in which we pay floating rates of interest based on one index to, and receive floating rates of interest based on a different index from, counterparties; and
•exchange-traded futures contracts involving U.S. Treasury securities.

As of December 31, 2025, we had $25.5 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to approximately thirty years, of which $11.3 billion were pay-fixed interest rate swaps, $13.8 billion were receive-fixed interest rate swaps, and $0.4 billion were basis swaps.

We enter into interest rate swaps to more closely match the cash flow and duration characteristics of our interest-earning assets with those of our debt. For example, we enter into pay-fixed interest rate swaps and issue floating rate debt to effectively create fixed rate funding that approximately matches the duration of the corresponding fixed rate assets being funded. We evaluate the overall cost of using interest rate swaps in conjunction with debt issuance as a funding alternative to duration-matched debt and enters into interest rate swaps to manage interest rate risks across the balance sheet.

Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as AFS or liabilities to protect against fair value changes in the assets or liabilities related to a benchmark interest rate (e.g. SOFR). Also, certain financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt. All of our interest rate swap transactions are conducted under standard collateralized agreements that limit our potential credit exposure to any counterparty. As of both December 31, 2025 and 2024, we had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

Re-funding and repricing risk

We are subject to re-funding and repricing risk on any floating rate assets that are not funded to contractual maturity. Re-funding and repricing risk arises from potential changes in funding costs resulting from a funding strategy whereby we issue floating rate debt across a variety of maturities to fund floating rate or synthetically floating rate assets that, on average, may have longer maturities. Changes in our funding costs relative to the asset's benchmark market index rate can cause changes to NII when debt matures and is reissued at then-current interest rates to continue funding those assets.

We are subject to re-funding and repricing risk on certain fixed rate assets due to pay-fixed, receive-floating interest rate swaps, effectively converting these assets to floating rate which then require floating rate funding.

We can meet floating rate funding needs in several ways, including:

•issuing fixed rate discount notes with maturities that match the reset period of the assets;
•issuing floating rate medium-term notes with maturities and reset frequencies that match the assets being funded;
•issuing non-maturity matched, floating rate medium-term notes with reset frequencies that match the assets being funded; or
•issuing non-maturity matched, fixed rate discount notes or medium-term notes swapped to floating rate to match the interest rate reset dates of the assets.

To meet certain floating rate funding needs, we frequently issue shorter-term floating-rate medium-term notes or fixed rate medium-term notes paired with a received-fixed interest rate swap because these funding alternatives generally provide a lower cost of funding while generating an effective interest rate match. As funding for these floating rate assets matures, we seek to refinance the debt associated with these assets in a similar fashion to achieve an appropriate interest rate match in the context of our overall debt issuance and liquidity management strategies. However, if the funding cost of our discount notes or medium-term notes increased relative to the benchmark market index of the associated assets during the time between when these floating rate assets were first funded and when we refinanced the associated debt, we would be exposed to a commensurate reduction of NES. Conversely, if the funding cost on our discount notes or medium-term notes decreased relative to the benchmark market index during that time, we would benefit from a commensurate increase to NES.

Our debt issuance strategy targets balancing liquidity risk and re-funding and repricing risk while maintaining an appropriate liability management profile that is consistent with our risk tolerance. We regularly adjust our funding strategies to mitigate the effects of interest rate variability and seek to maintain an effective mixture of funding structures in the context of our overall liability and liquidity management strategies.

As of December 31, 2025, we held $8.5 billion of floating rate assets in our lines of business and our investment portfolio that reset based on floating rate market indices, such as SOFR. As of December 31, 2025, we had $11.3 billion of pay-fixed interest rate swaps outstanding.

Liquidity and Capital Resources

We primarily use the proceeds of our debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and repayments of AgVantage and investment securities to meet our liquidity and funding needs. We regularly access the debt capital markets for funding, and we maintained steady access to the debt capital markets throughout 2025. We fund our purchases of Eligible Loan assets, USDA Securities, Farmer Mac Guaranteed Securities and investment assets and finance our operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of December 31, 2025, we had outstanding discount notes of $2.6 billion, medium-term notes that mature within one year of $8.7 billion, and medium-term notes that mature after one year of $19.5 billion.

Assuming continued access to the debt capital markets, we believe we have sufficient liquidity and capital resources to support our operations for the next 12 months and for the foreseeable future. We have a contingency funding plan to manage unanticipated disruptions in our access to the debt capital markets, which requires us to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, we maintained a monthly average of 301 days of liquidity throughout 2025 and had 277 days of liquidity as of December 31, 2025.

We maintain cash, cash equivalents (including U.S. Treasury securities, operational deposits, and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs. Our liquidity investments must comply with policies adopted by our board of directors and with FCA's Liquidity and Investment Regulations, which establish limitations on asset class, dollar amount, issuer concentration, and credit quality. The following table presents these assets as of December 31, 2025 and 2024:

Table 27

	As of December 31, 2025	As of December 31, 2024
	(in thousands)
Cash and cash equivalents	$931,067	$1,024,007
Investment securities:
Guaranteed by U.S. Government and its agencies	1,940,624	1,634,951
Guaranteed by GSEs	4,909,198	4,307,857
Asset-backed securities	—	19,476
Total	$7,780,889	$6,986,291

The objectives of the investment portfolio as of December 31, 2025 and 2024 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity and to support program asset growth.

Capital Requirements. We are subject to the following statutory capital requirements – minimum, critical, and risk-based. We must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of December 31, 2025, we were in compliance with our statutory capital requirements and were classified within "level 1" (the highest compliance level).

Capital

Table 28

	As of
	December 31, 2025	December 31, 2024
	(in thousands)
Core capital	$1,705,567	$1,501,173
Capital in excess of minimum capital level required	677,695	583,527

The capital in excess of the minimum capital level required increased from December 31, 2024 to December 31, 2025 primarily as a result of the issuance of the Series H preferred stock noted above and an increase in retained earnings, partially offset by the capital impact due to growth in total assets.

In accordance with the FCA's rule on capital planning, our board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of December 31, 2025 and 2024, our Tier 1 capital ratio was 13.3% and 14.2%, respectively. As of December 31, 2025, we were in compliance with the capital adequacy policy. We do not expect ongoing compliance with FCA's rule on capital planning, including our policy on Tier 1 capital, to materially affect our operations or financial condition.

For more information about our capital requirements, our capital adequacy policy, and the FCA's rule on capital planning, see Business—Government Regulation of Farmer Mac—Capital Standards. See Note 8—Equity to the consolidated financial statements for more information about our capital position.

Discount and Medium-term Notes. The following table presents the amount and timing of our known, fixed, and determinable discount and medium-term note obligations by payment date as of December 31, 2025. Payment amounts represent amounts due to investors (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

Table 29

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Discount notes(1)	$2,636,996	$—	$—	$—	$2,636,996
Medium-term notes(1)	8,657,972	10,386,690	6,733,589	2,440,225	28,218,476
Interest payments on fixed rate medium-term notes(2)	694,064	922,259	399,751	216,710	2,232,784
Interest payments on floating rate medium-term notes(3)	173,624	98,207	26,565	8,532	306,928
(1)Future events, including additional issuance and refinancing of notes, could cause actual payments to differ significantly from these amounts. For more information about discount notes and medium-term notes, see Note 6—Notes Payable to the consolidated financial statements.
(2)Interest payments on callable medium-term notes are calculated based on maturity. Future calls could cause actual interest payments to differ significantly from the amounts presented.
(3)Calculated using the effective interest rates as of December 31, 2025. As a result, these amounts do not reflect the effects of changes in the interest rates effective on future interest rate reset dates.

We enter into financial derivatives contracts under which we receive cash from or we are required to pay cash to counterparties, depending on changes in interest rates. Financial derivatives are carried on the consolidated balance sheets at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date adjusted for our credit risk and that of our counterparties. The fair values of the contracts change daily as market interest rates change. Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2025 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table presented above. See Note 2(f)—Summary of Significant Accounting Policies—Financial Derivatives and Note 5—Financial Derivatives to the consolidated financial statements for more information.

Contingent Liabilities and Off-Balance Sheet Arrangements. In conducting our loan purchase activities, we enter into mandatory delivery commitments to purchase agricultural mortgage loans and USDA Securities. In conducting our LTSPC activities, we commit, subject to the applicable LTSPC agreement, to a future purchase of one or more loans from identified pools of Eligible Loans that meet our standards at inception of the transaction and when we assumed the credit risk on the loans. The following table presents these commitments:

Table 30

	As of December 31,
	2025	2024
	(in thousands)
LTSPCs and purchase commitments	$4,997,829	$4,029,019
Mandatory commitments to purchase loans and USDA Securities	95,828	53,980

Our off-balance sheet arrangements primarily include unconsolidated structured securitization trusts, LTSPCs, and unfunded purchase commitments. The outstanding balance of these off-balance sheet arrangements as of December 31, 2025 and 2024, totaled $5.4 billion and $4.5 billion, respectively. See MD&A—Results of Operations—Business Volume for more details on outstanding balances by product type. See MD&A—Risk Management—Credit Risk – Loans and Guarantees and Notes 2(l)—Summary of Significant Accounting Policies—Guarantees and Note 10—Guarantees and Commitments to the consolidated financial statements for more information.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 31

New Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
December 31, 2025	$2,204,717	$271,100	$514,897	$560,027	$461,613	$4,012,354
September 30, 2025	1,069,422	236,940	225,017	262,322	732,888	2,526,589
June 30, 2025	896,499	280,331	185,563	280,350	482,276	2,125,019
March 31, 2025	548,509	270,966	486,961	229,649	301,315	1,837,400
December 31, 2024	1,034,489	313,123	78,018	209,729	496,437	2,131,796
September 30, 2024	776,023	307,325	360,950	187,021	357,659	1,988,978
June 30, 2024	698,787	288,740	132,958	102,075	271,890	1,494,450
March 31, 2024	665,916	290,525	113,545	2,250	347,898	1,420,134
December 31, 2023	1,282,045	188,272	404,908	29,603	225,986	2,130,814

For the year ended:
December 31, 2025	$4,719,147	$1,059,337	$1,412,438	$1,332,348	$1,978,092	$10,501,362
December 31, 2024	3,175,215	1,199,713	685,471	501,075	1,473,884	7,035,358

Table 32

Repayments of Assets
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$622,740	$167,492	$46,628	$326,918	$301,889	$1,465,667
Unscheduled	206,690	44,300	34,164	—	—	285,154
December 31, 2025	$829,430	$211,792	$80,792	$326,918	$301,889	$1,750,821

Scheduled	$816,531	$202,391	$66,715	$137,666	$390,359	$1,613,662
Unscheduled	216,005	89,015	32,139	—	—	337,159
September 30, 2025	$1,032,536	$291,406	$98,854	$137,666	$390,359	$1,950,821

Scheduled	$513,179	$135,868	$32,388	$80,744	$149,904	$912,083
Unscheduled	190,374	80,303	40,787	—	—	311,464
June 30, 2025	$703,553	$216,171	$73,175	$80,744	$149,904	$1,223,547

Scheduled	$786,956	$169,532	$77,976	$57,279	$109,176	$1,200,919
Unscheduled	258,599	99,776	30,385	—	—	388,760
March 31, 2025	$1,045,555	$269,308	$108,361	$57,279	$109,176	$1,589,679

Scheduled	$41,265	$231,672	$38,003	$52,970	$174,920	$538,830
Unscheduled	120,505	36,526	25,084	—	—	182,115
December 31, 2024	$161,770	$268,198	$63,087	$52,970	$174,920	$720,945

Scheduled	$1,079,136	$239,596	$548,161	$94,513	$138,123	$2,099,529
Unscheduled	117,538	41,842	26,629	—	—	186,009
September 30, 2024	$1,196,674	$281,438	$574,790	$94,513	$138,123	$2,285,538

Scheduled	$752,473	$141,565	$62,237	$16,062	$138,725	$1,111,062
Unscheduled	342,594	89,576	32,984	—	—	465,154
June 30, 2024	$1,095,067	$231,141	$95,221	$16,062	$138,725	$1,576,216

Scheduled	$402,088	$118,885	$90,096	$36,218	$93,112	$740,399
Unscheduled	150,903	99,325	32,481	—	—	282,709
March 31, 2024	$552,991	$218,210	$122,577	$36,218	$93,112	$1,023,108

Scheduled	$827,122	$133,468	$40,122	$13,492	$69,040	$1,083,244
Unscheduled	106,041	102,131	18,469	—	—	226,641
December 31, 2023	$933,163	$235,599	$58,591	$13,492	$69,040	$1,309,885

For the year ended:
Scheduled	$2,739,406	$675,283	$223,707	$602,607	$951,328	$5,192,331
Unscheduled	871,668	313,394	137,475	—	—	1,322,537
December 31, 2025	$3,611,074	$988,677	$361,182	$602,607	$951,328	$6,514,868

Scheduled	$2,274,962	$731,718	$738,497	$199,763	$544,880	$4,489,820
Unscheduled	731,540	267,269	117,178	—	—	1,115,987
December 31, 2024	$3,006,502	$998,987	$855,675	$199,763	$544,880	$5,605,807

Table 33

Outstanding Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
As of:
December 31, 2025	$19,564,916	$1,950,536	$7,860,622	$1,532,206	$2,443,289	$33,351,569
September 30, 2025	18,218,755	1,891,228	7,426,517	1,299,097	2,283,565	31,119,162
June 30, 2025	18,217,905	1,953,523	7,300,354	1,174,441	1,941,036	30,587,259
March 31, 2025	18,094,515	1,889,363	7,187,966	974,835	1,608,664	29,755,343
December 31, 2024	18,606,968	1,887,705	6,809,366	802,465	1,416,525	29,523,029
September 30, 2024	18,090,374	1,842,780	6,794,435	645,706	1,095,008	28,468,303
June 30, 2024	18,504,501	1,816,893	7,008,276	553,197	875,472	28,758,339
March 31, 2024	18,900,906	1,766,294	6,970,537	467,186	742,307	28,847,230
December 31, 2023	18,808,801	1,693,979	6,979,570	501,153	487,521	28,471,024

Table 34

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
December 31, 2025	$14,713,472	$3,623,574	$9,249,077	$27,586,123
September 30, 2025	14,600,861	3,529,567	7,724,118	25,854,546
June 30, 2025	14,644,420	3,488,344	7,197,147	25,329,911
March 31, 2025	14,397,557	3,393,642	6,892,411	24,683,610
December 31, 2024	14,356,171	3,370,540	6,815,034	24,541,745
September 30, 2024	14,328,691	3,311,001	6,265,792	23,905,484
June 30, 2024	14,064,831	3,273,764	6,850,137	24,188,732
March 31, 2024	14,166,500	3,194,246	6,849,237	24,209,983
December 31, 2023	14,133,794	3,171,672	6,455,359	23,760,825

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of December 31, 2025 by year of origination, geographic region, commodity/collateral type, original LTV ratio, and range in the size of borrower exposure:

Table 35

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of December 31, 2025
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2015 and prior	7%	$919,129	$4,182	0.45%
2016	3%	373,225	6,729	1.80%
2017	3%	454,766	5,450	1.20%
2018	4%	544,107	8,220	1.51%
2019	5%	708,787	21,062	2.97%
2020	13%	1,887,850	23,194	1.23%
2021	17%	2,406,658	1,193	0.05%
2022	11%	1,548,932	33,142	2.14%
2023	7%	995,019	18,445	1.85%
2024	12%	1,646,543	8,229	0.50%
2025	18%	2,560,040	2,704	0.11%
Total	100%	$14,045,056	$132,550	0.94%
By geographic region(2):
Northwest	11%	$1,552,524	$11,703	0.75%
Southwest	27%	3,732,092	79,193	2.12%
Mid-North	26%	3,692,728	33,564	0.91%
Mid-South	20%	2,837,928	3,804	0.13%
Northeast	4%	577,707	1,650	0.29%
Southeast	12%	1,652,077	2,636	0.16%
Total	100%	$14,045,056	$132,550	0.94%
By commodity/collateral type:
Crops	50%	$6,966,069	$53,130	0.76%
Permanent plantings	19%	2,618,368	57,788	2.21%
Livestock	21%	2,904,254	10,838	0.37%
Part-time farm	3%	503,107	10,480	2.08%
Ag. Storage and Processing	7%	1,046,945	314	0.03%
Other	—%	6,313	—	—%
Total	100%	$14,045,056	$132,550	0.94%
By original LTV ratio:
Less than 40.00%	16%	$2,296,964	$10,897	0.47%
40.00% to 60.00%	53%	7,423,672	101,968	1.37%
60.01% to 80.00%	24%	3,365,464	19,685	0.58%
80.01% to 100%	—%	23,326	—	—%
Greater than 100%	—%	3,180	—	—%
Enterprise Value(3)	7%	932,450	—	—%
Total	100%	$14,045,056	$132,550	0.94%
By size of borrower exposure(4):
Less than $1,000,000	25%	$3,531,231	$13,158	0.37%
$1,000,000 to $4,999,999	41%	5,786,626	61,929	1.07%
$5,000,000 to $9,999,999	15%	2,071,503	28,363	1.37%
$10,000,000 to $24,999,999	11%	1,504,028	—	—%
$25,000,000 and greater	8%	1,151,668	29,100	2.53%
Total	100%	$14,045,056	$132,550	0.94%
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
(3)"Enterprise Value" loans are generally secured by all business assets and common stock (in addition to first lien mortgages) of the borrower and the value of the borrowing entity depends on its ability to generate recurring positive cash flow.
(4)Includes aggregated loans to single borrowers or borrower-related entities.

The following table presents our cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of December 31, 2025 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized credit losses relative to original Agricultural Finance purchases, guarantees, and commitments.

Table 36

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of December 31, 2025
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2015 and prior	$21,265,999	$33,270	0.16%
2016	1,657,289	1,631	0.10%
2017	1,774,889	4,310	0.24%
2018	1,520,984	—	—%
2019	1,746,347	1,687	0.10%
2020	3,323,437	(87)	—%
2021	3,630,198	17,149	0.47%
2022	2,179,751	1,776	0.08%
2023	1,523,032	3,265	0.21%
2024	1,924,745	—	—%
2025	2,772,868	—	—%
Total	$43,319,539	$63,001	0.15%
By geographic region(1):
Northwest	$5,179,733	$16,885	0.33%
Southwest	13,581,523	17,272	0.13%
Mid-North	10,719,372	27,262	0.25%
Mid-South	7,031,066	(613)	(0.01)%
Northeast	2,225,838	1,223	0.05%
Southeast	4,582,007	972	0.02%
Total	$43,319,539	$63,001	0.15%
By commodity/collateral type:
Crops	$19,939,404	$6,800	0.03%
Permanent plantings	8,810,272	16,039	0.18%
Livestock	9,668,879	3,814	0.04%
Part-time farm	2,031,680	1,090	0.05%
Ag. Storage and Processing	2,712,353	35,258	1.30%
Other	156,951	—	—%
Total	$43,319,539	$63,001	0.15%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 37

	Net Effective Spread
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Net Effective Spread
	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield
	(dollars in thousands)
For the quarter ended:
December 31, 2025	$36,180	$8,601	$6,159	$5,610	$8,995	$33,694	$2,150	$101,389
	1.06%	2.07%	0.34%	2.42%	1.74%	0.41%	0.11%	1.22%
September 30, 2025	34,840	9,047	5,910	4,379	7,730	34,777	1,086	97,769
	1.04%	2.16%	0.34%	2.30%	1.75%	0.43%	0.05%	1.20%
June 30, 2025	35,710	8,609	5,636	3,932	6,227	31,668	2,111	93,893
	1.07%	2.07%	0.33%	2.24%	1.68%	0.40%	0.11%	1.19%
March 31, 2025	33,885	8,640	5,329	3,566	5,112	31,604	1,854	89,990
	1.01%	2.09%	0.32%	2.27%	1.55%	0.41%	0.10%	1.17%
December 31, 2024	32,556	7,891	5,059	3,414	4,859	31,242	2,507	87,528
	0.96%	1.95%	0.32%	2.34%	1.76%	0.42%	0.15%	1.16%
September 30, 2024	35,755	6,397	4,785	2,794	3,810	30,912	943	85,396
	1.05%	1.56%	0.30%	2.21%	1.78%	0.42%	0.05%	1.16%
June 30, 2024	34,156	7,866	5,253	2,393	2,999	30,268	661	83,596
	0.98%	1.91%	0.32%	2.16%	1.86%	0.41%	0.04%	1.14%
March 31, 2024	32,843	7,971	4,890	2,342	2,049	32,474	475	83,044
	0.95%	2.05%	0.30%	2.08%	1.75%	0.45%	0.03%	1.14%
December 31, 2023	33,329	8,382	4,916	2,426	1,540	33,361	597	84,551
	0.98%	2.06%	0.31%	2.06%	1.69%	0.47%	0.04%	1.19%

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 38

	Core Earnings by Quarter End
	December 2025	September 2025	June 2025	March 2025	December 2024	September 2024	June 2024	March 2024	December 2023
	(in thousands)
Revenues:
Net effective spread	$101,389	$97,769	$93,893	$89,990	$87,528	$85,396	$83,596	$83,044	$84,551
Guarantee and commitment fees	6,298	6,132	5,874	5,488	5,086	4,997	5,256	4,982	4,865
Other	224	1,185	742	1,315	(491)	1,133	386	1,077	767
Total revenues	107,911	105,086	100,509	96,793	92,123	91,526	89,238	89,103	90,183

Credit related expense/(income):
Provision for/(release of) losses	15,986	7,477	7,713	1,684	3,773	3,428	6,179	(1,801)	(626)
Other credit related expense/(income)	1,267	(44)	160	(33)	99	26	51	(69)	51
Total credit related expense/(income)	17,253	7,433	7,873	1,651	3,872	3,454	6,230	(1,870)	(575)

Operating expenses:
Compensation and employee benefits	18,199	17,743	17,631	17,752	15,641	15,237	14,840	18,257	15,523
General and administrative	11,944	11,052	10,859	10,758	12,452	8,625	8,904	8,255	8,916
Regulatory fees	863	1,000	1,000	1,000	1,000	725	725	725	725
Total operating expenses	31,006	29,795	29,490	29,510	29,093	24,587	24,469	27,237	25,164

Net earnings	59,652	67,858	63,146	65,632	59,158	63,485	58,539	63,736	65,594
Income tax expense	12,370	11,933	10,114	14,000	9,938	12,681	11,970	13,553	13,881
Preferred stock dividends	7,286	6,303	5,667	5,666	5,666	5,897	6,792	6,791	6,791
Core earnings	$39,996	$49,622	$47,365	$45,966	$43,554	$44,907	$39,777	$43,392	$44,922

Reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes	$447	$882	$(639)	$(2,573)	$3,084	$(1,064)	$(359)	$1,683	$(836)
Gains/(losses) on hedging activities due to fair value changes	3,107	(137)	2,709	1,099	5,737	205	2,604	3,002	(3,598)
Unrealized (losses)/gains on trading assets	(66)	(4)	(65)	9	(83)	99	(87)	(14)	(37)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	24	26	25	28	(39)	27	26	31	88
Net effects of terminations or net settlements on financial derivatives	(2,699)	(1,934)	255	(1,070)	534	(503)	(1,505)	(192)	(800)
Issuance costs on the retirement of preferred stock	—	—	—	—	—	(1,619)	—	—	—
Income tax effect related to reconciling items	(171)	245	(480)	526	(1,939)	260	(143)	(947)	1,089
Net income attributable to common stockholders	$40,638	$48,700	$49,170	$43,985	$50,848	$42,312	$40,313	$46,955	$40,828

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates. We manage this market risk by entering into various financial transactions, including financial derivatives, and by monitoring and measuring our exposure to changes in interest rates. See MD&A—Risk Management—Interest Rate Risk for information about our exposure to interest rate risk and strategies to manage that risk. For information about our use of financial derivatives and related accounting policies, see Note 5—Financial Derivatives to the consolidated financial statements.

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

Under the supervision and with the participation of Farmer Mac's Chief Executive Officer and Chief Financial Officer, Farmer Mac's management assessed the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2025. In making this assessment, Farmer Mac's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its evaluation under the COSO criteria, management concluded that Farmer Mac's internal control over financial reporting as of December 31, 2025 was effective.

Farmer Mac's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2025, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of the Federal Agricultural Mortgage Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of AgVantage Securities

As described in Notes 4 and 11 to the consolidated financial statements, as of December 31, 2025, the Company had $6.7 billion of available-for-sale AgVantage securities measured at fair value on a recurring basis and are classified as Level 3 within the fair value hierarchy, and $1.5 billion of held-to-maturity AgVantage securities disclosed at fair value. Management applies a discount rate in calculating the net present value of future expected cash flows that is both significant to the estimate of the fair value of AgVantage securities and unobservable in the market.

The principal considerations for our determination that performing procedures relating to the valuation of AgVantage securities is a critical audit matter are (i) the high degree of audit effort in performing procedures related to the valuation of AgVantage securities and evaluating audit evidence related to the discount rate assumption and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the AgVantage securities, including controls over the discount rate assumption. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent range of prices for a sample of AgVantage securities using an independently developed discount rate assumption and (b) comparing the independent range of prices to management’s estimate.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 19, 2026

We have served as the Company’s auditor since 2010.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2025	December 31, 2024
	(in thousands)
Assets:
Cash and cash equivalents (includes restricted cash of $24,475 and $16,190, respectively)	$931,067	$1,024,007
Investment securities:
Available-for-sale, at fair value (amortized cost of $13,813,551 and $11,940,774, respectively)	13,580,285	11,467,560
Held-to-maturity, at amortized cost	3,954,223	5,097,492
Other investments	15,871	11,835
Total Investment Securities	17,550,379	16,576,887
Loans:
Loans held for sale, at lower of cost or fair value	—	6,170
Loans held for investment, at amortized cost	13,877,051	11,183,408
Loans held for investment in consolidated trusts, at amortized cost	2,482,010	2,038,283
Allowance for losses	(37,785)	(23,223)
Total loans, net of allowance	16,321,276	13,204,638
Financial derivatives, at fair value	44,875	27,789
Accrued interest receivable (includes $40,945 and $28,563, respectively, related to consolidated trusts)	357,155	310,592
Guarantee and commitment fees receivable	57,214	50,499
Deferred tax asset, net	173	1,544
Prepaid expenses and other assets	108,018	128,786
Total Assets	$35,370,157	$31,324,742

Liabilities and Equity:
Liabilities:
Notes payable	$30,822,570	$27,371,174
Debt securities of consolidated trusts held by third parties	2,365,435	1,929,628
Financial derivatives, at fair value	21,618	77,326
Accrued interest payable (includes $15,795 and $12,387, respectively, related to consolidated trusts)	233,714	195,113
Guarantee and commitment obligation	54,770	48,326
Other liabilities	153,101	214,149
Total Liabilities	33,651,208	29,835,716
Commitments and Contingencies (Note 10)
Equity:
Preferred stock:
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Series H, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,844	—
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,325,556 shares and 9,360,083 shares outstanding, respectively	9,326	9,360
Additional paid-in capital	139,370	135,894
Accumulated other comprehensive income/(loss), net of tax	13,382	(12,147)
Retained earnings	1,047,347	943,239
Total Equity	1,718,949	1,489,026
Total Liabilities and Equity	$35,370,157	$31,324,742
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Interest income:
Investment securities and cash equivalents	$846,441	$974,329	$877,394
Loans	765,806	629,187	514,894
Total interest income	1,612,247	1,603,516	1,392,288
Total interest expense	1,221,513	1,249,649	1,064,741
Net interest income	390,734	353,867	327,547
Provision for losses	(32,860)	(11,579)	(858)
Net interest income after provision for losses	357,874	342,288	326,689
Non-interest income/(expense):
Guarantee and commitment fees	19,575	15,738	16,712
(Losses)/gains on financial derivatives	(5,120)	2,636	2,882
Other income	3,183	2,827	3,917
Non-interest income	17,638	21,201	23,511
Operating expenses:
Compensation and employee benefits	71,325	63,975	58,914
General and administrative	44,613	38,236	34,963
Regulatory fees	3,863	3,175	3,222
Operating expenses	119,801	105,386	97,099
Income before income taxes	255,711	258,103	253,101
Income tax expense	48,296	50,910	53,098
Net income	207,415	207,193	200,003
Preferred stock dividends	(24,922)	(25,146)	(27,165)
Loss on retirement of preferred stock	—	(1,619)	—
Net income attributable to common stockholders	$182,493	$180,428	$172,838

Earnings per common share:
Basic earnings per common share	$16.73	$16.59	$15.97
Diluted earnings per common share	$16.62	$16.44	$15.81
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$207,415	$207,193	$200,003
Other comprehensive income/(loss):
Net unrealized gains on available-for-sale securities	51,123	39,078	59,640
Net changes in held-to-maturity securities	(26)	(636)	(31,750)
Net unrealized losses on cash flow hedges	(18,781)	(3,002)	(14,348)
Other comprehensive income before tax	32,316	35,440	13,542
Income tax expense related to other comprehensive income	(6,787)	(7,442)	(2,844)
Other comprehensive income net of tax	25,529	27,998	10,698
Comprehensive income	$232,944	$235,191	$210,701
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2022	19,980	$484,531	10,801	$10,801	$128,939	$(50,843)	$698,530	$1,271,958
Net income	—	—	—	—	—	—	200,003	200,003
Other comprehensive income, net of tax	—	—	—	—	—	10,698	—	10,698
Cash dividends:
Preferred stock	—	—	—	—	—	—	(27,165)	(27,165)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(47,652)	(47,652)
Issuance of Class C Common Stock	—	—	41	41	233	—	—	274
Stock-based compensation cost	—	—	—	—	6,801	—	—	6,801
Other stock-based award activity	—	—	—	—	(3,054)	—	—	(3,054)
Balance as of December 31, 2023	19,980	$484,531	10,842	$10,842	$132,919	$(40,145)	$823,716	$1,411,863
Net income	—	—	—	—	—	—	207,193	207,193
Other comprehensive income, net of tax	—	—	—	—	—	27,998	—	27,998
Cash dividends:
Preferred stock	—	—	—	—	—	—	(25,146)	(25,146)
Common stock (cash dividend of $1.40 per share)	—	—	—	—	—	—	(60,905)	(60,905)
Redemption of Series C preferred stock	(3,000)	(73,382)	—	—	—	—	—	(73,382)
Loss on retirement of preferred stock	—	—	—	—	—	—	(1,619)	(1,619)
Issuance of Class C Common Stock	—	—	49	49	287	—	—	336
Stock-based compensation cost	—	—	—	—	8,087	—	—	8,087
Other stock-based award activity	—	—	—	—	(5,399)	—	—	(5,399)
Balance as of December 31, 2024	16,980	$411,149	10,891	$10,891	$135,894	$(12,147)	$943,239	$1,489,026
Net income	—	—	—	—	—	—	207,415	207,415
Other comprehensive income, net of tax	—	—	—	—	—	25,529	—	25,529
Cash dividends:
Preferred stock	—	—	—	—	—	—	(24,922)	(24,922)
Common stock (cash dividend of $1.50 per share)	—	—	—	—	—	—	(65,439)	(65,439)
Issuance of Series H Preferred Stock	4,000	96,844	—	—	—	—	—	96,844
Issuance of Class C Common Stock	—	—	44	44	288	—	—	332
Repurchase of Class C Common Stock	—	—	(78)	(78)	—	—	(12,946)	(13,024)
Stock-based compensation cost	—	—	—	—	8,340	—	—	8,340
Other stock-based award activity	—	—	—	—	(5,152)	—	—	(5,152)
Balance as of December 31, 2025	20,980	$507,993	10,857	$10,857	$139,370	$13,382	$1,047,347	$1,718,949
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income	$207,415	$207,193	$200,003
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(21,545)	(23,879)	(17,025)
Net amortization of debt premiums, discounts, and issuance costs	23,278	21,242	31,421
Net change in fair value of hedged items, financial derivatives, loans held sale, and trading securities	(165,736)	214,319	78,249
Total provision for allowance for losses	32,913	11,490	1,136
Stock-based compensation expense	8,340	8,088	6,801
Proceeds from repayment of loans purchased as held for sale	40,266	29,216	24,378
Purchases of tax credits	(61,459)	(29,186)	—
Other	(5,803)	410	7,213
Net change in:
Interest receivable	(59,127)	(31,885)	(63,944)
Guarantee and commitment fees receivable	(271)	96	(1,700)
Other assets	105,739	47,776	54,369
Accrued interest payable	38,601	13,272	63,954
Custodial deposit liability	(97,244)	130,643	(10,778)
Other liabilities	34,695	13,851	1,721
Net cash provided by operating activities	80,062	612,646	375,798
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	—	(5,272)	—
Purchases of available-for-sale investment securities	(3,744,720)	(3,109,301)	(3,649,087)
Purchases of held-to-maturity investment securities	(354,413)	(922,743)	(2,377,904)
Purchases of other investment securities	(4,420)	(3,293)	(3,145)
Purchases of loans held for investment	(5,345,105)	(3,870,628)	(2,164,053)
Purchases of defaulted loans	(2,544)	(4,447)	—
Proceeds from repayment of available-for-sale investment securities	1,865,144	1,951,127	2,958,508
Proceeds from repayment of held-to-maturity investment securities	1,497,209	2,445,086	1,916,712
Proceeds from repayment of loans purchased as held for investment	2,249,450	1,655,784	1,363,588
Proceeds from sale of real estate owned	1,045	—	—
Proceeds from sale of available-for-sale investment securities	19,537	115,247	—
Proceeds from sale of loans previously classified as held for investment	6,045	5,775	—
Proceeds from sale of Farmer Mac Guaranteed Securities	—	60,192	—
Net cash used in investing activities	(3,812,772)	(1,682,473)	(1,955,381)
Cash flows from financing activities:
Proceeds from issuance of notes payable	90,081,802	68,283,121	57,565,783
Proceeds from issuance of debt securities of consolidated trusts	592,777	588,250	222,188
Payments to redeem notes payable	(86,798,052)	(67,361,321)	(56,001,041)
Payments to third parties on debt securities of consolidated trusts	(226,843)	(138,807)	(102,045)
Purchases of common stock	(12,894)	—	—
Proceeds from common stock issuance	288	287	233
Proceeds from preferred stock issuance, net of stock issuance costs	96,844	—	—
Tax payments related to share-based awards	(5,109)	(5,351)	(3,013)
Retirement of preferred stock	—	(75,000)	—
Dividends paid on common and preferred stock	(89,043)	(86,052)	(74,817)
Net cash provided by financing activities	3,639,770	1,205,127	1,607,288
Net change in cash and cash equivalents	(92,940)	135,300	27,705
Cash, cash equivalents, and restricted cash at beginning of period	1,024,007	888,707	861,002
Cash, cash equivalents, and restricted cash at end of period	$931,067	$1,024,007	$888,707

Cash paid during the period for:
Interest	910,556	819,959	582,960
Federal income taxes	—	39,200	48,000
Non-cash activity:
Loans securitized as Farmer Mac Guaranteed Securities	48,067	109,546	36,497
Loans held for investment transferred to consolidated trusts	611,615	624,097	281,027
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

Farmer Mac's secondary market activities include:

•purchasing eligible loans directly from lenders, including participation interests, syndicated notes, revolving and non-revolving credit facilities, and unfunded loan commitments. "Eligible Loans" include obligations which are: secured by a first lien mortgage on real estate used in agricultural production or processing, including part-time farms and rural housing loans; agricultural and rural development loans guaranteed by the United States Department of Agriculture ("USDA"); and loans by lenders organized as cooperatives to finance electrification and telecommunications facilities, including broadband and middle mile broadband infrastructure, and renewable energy projects in rural areas;
•guaranteeing and purchasing securities issued by lenders and other financial institutions that obtain funding by pledging pools of Eligible Loans that they retain (Farmer Mac refers to these securities as "AgVantage," one of our registered trademarks);
•issuing and guaranteeing securities that represent interests in, or obligations secured by, pools of Eligible Loans that we purchase and transfer to trusts (together with AgVantage, Farmer Mac refers to these securities as "Farmer Mac Guaranteed Securities," which may be retained by the seller of the underlying loans, retained by Farmer Mac, or sold to third-party investors);
•servicing (including as master servicer) Eligible Loans, including those we purchase, securitize, or service on behalf of third-parties; and
•providing long-term standby purchase commitments ("LTSPCs") for Eligible Loans.

Farmer Mac conducts its secondary market activities through two lines of business — Agricultural Finance and Infrastructure Finance. For more information about those lines of business and the segments within them, see Note 12—Business Segments.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP"). The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies that Farmer Mac follows in preparing and presenting its consolidated financial statements:

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

(b)Cash, Cash Equivalents and Restricted Cash

Farmer Mac considers cash on hand and highly liquid investment securities with maturities at the time of purchase of three months or less to be cash equivalents. Cash that is legally restricted from use by Farmer Mac for its discretionary purposes, or for general corporate use, is classified as restricted cash.

(c)Investment Securities

Securities for which Farmer Mac has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities for which Farmer Mac does not have the positive intent and ability to hold to maturity are classified as available-for-sale or trading and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in stockholders' equity. For securities classified as trading, unrealized gains and losses are included in earnings. Gains and losses on the sale of available-for-sale and trading securities are determined using the specific identification cost method. Premiums, discounts, and other deferred costs are amortized to interest income using the effective interest method. See Note 2(m)—Fair Value Measurements for more information on the accounting policy related to fair value measurement.

(d)Loans

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance, net of unamortized purchase discounts or premiums. Loans for which Farmer Mac has made a decision to sell the loan are classified as held for sale and reported at the lower of cost or fair value determined on a pooled basis. Farmer Mac de-recognizes sold loans, and recognizes any associated gain or loss, when they have been legally isolated from Farmer Mac, the buyer has the right to pledge or exchange them, and Farmer Mac does not maintain effective control over them. When Farmer Mac consolidates a trust, it recognizes the loans underlying the trust in the consolidated balance sheets as "Loans held for investment in consolidated trusts, at amortized cost." See Note 2(n)—Consolidation of Variable Interest Entities for more information on the accounting policy related to consolidation.

Non-accrual Loans

Non-accrual loans are loans for which it is probable that Farmer Mac will be unable to collect all amounts due according to the contractual terms of the loan agreement and generally includes loans 90 days or more past due. In addition, certain loans may be placed on non-accrual status even if they are not yet 90 days delinquent when emerging credit deterioration, borrower financial stress, or other adverse information indicates that full collection of contractual principal and interest is no longer probable. When a loan is placed on non-accrual, interest accrual on the loan is discontinued and interest previously accrued is reversed against interest income in the current period. While on non-accrual status, interest is recognized under either the cash basis method or the cost recovery method, depending on the circumstances. Under the cash basis method, interest income is recognized only as payments are received in cash. Under the cost recovery method, all cash receipts are applied first to reduce the recorded investment in the loan, and interest income is not recognized until the loan balance has been fully recovered.. Loans are returned to accrual status when all the principal and interest payments contractually due are collected and certain performance criteria are met.
(e)Transfers of Financial Assets

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

(f)Financial Derivatives

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes. Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loans and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and, often times, deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac
.
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

Changes in the fair value of financial derivatives not designated as cash flow or fair value hedges are reported in "(Losses)/gains on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair value of the designated portion of the derivative hedging instrument (i.e., interest-rate swap) and related interest accruals are reported in the same interest income or expense line item in the consolidated statements of operations as the hedged item. For financial derivatives designated in cash flow hedge relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on variable rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the hedged debt.

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

(h)Allowance for Losses and Reserve for Losses

Farmer Mac maintains an allowance for credit losses to cover current expected credit losses as of the balance sheet date for on-balance sheet investment securities and loans held for investment (collectively referred to as "allowance for losses"). Farmer Mac also maintains a reserve for credit losses to cover current expected credit losses as of the balance sheet date for off-balance sheet loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (collectively referred to as "reserve for losses"). Both the allowance for losses and reserve for losses are based on historical information and reasonable and supportable forecasts. See Note 2(l)—Guarantees for more information on the accounting policy related to LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities.

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

When a borrower is either in foreclosure or is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral by Farmer Mac the loan is considered to be a collateral dependent asset ("CDA"). The current expected credit loss for CDA loans is calculated as the difference between the amortized cost basis of the loan and the estimated collateral value as of the reporting date, less costs to sell. Subsequent changes in the estimated collateral value are recognized in the provision for credit losses.

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

(i)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock unit awards. The following schedule reconciles basic and diluted EPS for the years ended December 31, 2025, 2024, and 2023:

Table 2.1

	For the Years Ended December 31,
	2025			2024			2023
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$182,493	10,911	$16.73	$180,428	10,874	$16.59	$172,838	10,829	$15.97
Effect of dilutive securities(1)
SARs and restricted stock units	—	72	(0.11)	—	101	(0.15)	—	108	(0.16)
Diluted EPS	$182,493	10,983	$16.62	$180,428	10,975	$16.44	$172,838	10,937	$15.81
(1)For the years ended December 31, 2025, 2024, and 2023, average SARs and restricted stock units of 47,629, 30,891, and 32,683 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the years ended December 31, 2025, 2024, and 2023, contingent shares of unvested restricted stock units of 23,630, 28,670, and 30,648 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

(j)Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate. Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

Deferred tax assets are measured at rates enacted for the periods in which they are expected to be realized. To the extent rates change, the deferred tax asset will be adjusted to reflect the new rate. An increase in corporate tax rates would result in an increase in the value of the deferred tax asset.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the years ended December 31, 2025, 2024, and 2023.

Table 2.2

	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
Balance as of January 1, 2023	$(115,561)	$16,357	$48,361	$(50,843)
Other comprehensive income/(loss) before reclassifications	47,114	(25,199)	4,973	26,888
Amounts reclassified from AOCI	—	118	(16,308)	(16,190)
Net comprehensive income/(loss)	47,114	(25,081)	(11,335)	10,698
Balance as of December 31, 2023	$(68,447)	$(8,724)	$37,026	$(40,145)
Other comprehensive income/(loss) before reclassifications	31,715	—	13,947	45,662
Amounts reclassified from AOCI	(843)	(502)	(16,319)	(17,664)
Net comprehensive income/(loss)	30,872	(502)	(2,372)	27,998
Balance as of December 31, 2024	$(37,575)	$(9,226)	$34,654	$(12,147)
Other comprehensive income/(loss) before reclassifications	40,266	—	(3,666)	36,600
Amounts reclassified from AOCI	120	(20)	(11,171)	(11,071)
Net comprehensive income/(loss)	40,386	(20)	(14,837)	25,529
Balance as of December 31, 2025	$2,811	$(9,246)	$19,817	$13,382

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the years ended December 31, 2025, 2024, and 2023:

Table 2.3

	For the Years Ended December 31,
	2025			2024			2023
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale securities	$50,971	$10,705	$40,266	$40,145	$8,430	$31,715	$59,640	$12,526	$47,114
Less reclassification adjustments included in:
Losses/(gains) on sale of available-for-sale investment securities(1)	163	34	129	(1,052)	(221)	(831)	—	—	—
Other income(2)	(11)	(2)	(9)	(15)	(3)	(12)	—	—	—
Total	$51,123	$10,737	$40,386	$39,078	$8,206	$30,872	$59,640	$12,526	$47,114
Held-to-maturity securities:
Change in fair value(3)	$—	$—	$—	$—	$—	$—	$(31,898)	$(6,699)	$(25,199)
Less reclassification adjustments included in:
Net interest income(4)	(26)	(6)	(20)	(636)	(134)	(502)	148	30	118
Total	$(26)	$(6)	$(20)	$(636)	$(134)	$(502)	$(31,750)	$(6,669)	$(25,081)
Cash flow hedges
Unrealized (losses)/gains on cash flow hedges	$(4,641)	$(975)	$(3,666)	$17,655	$3,708	$13,947	$6,295	$1,322	$4,973
Less reclassification adjustments included in:
Net interest income(5)	(14,140)	(2,969)	(11,171)	(20,657)	(4,338)	(16,319)	(20,643)	(4,335)	(16,308)
Total	$(18,781)	$(3,944)	$(14,837)	$(3,002)	$(630)	$(2,372)	$(14,348)	$(3,013)	$(11,335)
Other comprehensive income	$32,316	$6,787	$25,529	$35,440	$7,442	$27,998	$13,542	$2,844	$10,698
(1)Represents unrealized gains and losses on sales of available-for-sale securities.
(2)Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.
(3)Represents the accumulated unrealized loss on the AgVantage Securities transferred from available-for-sale to held-to-maturity.
(4)Represents amortization of unrealized gain/loss reported in AOCI prior to the reclassification of certain securities from available-for-sale to held-to-maturity, which occurred at fair value.
(5)Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

(l) Guarantees

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

For a significant portion of Farmer Mac's investment portfolio, including most asset-backed securities, senior agency debt securities, and Government or government-sponsored enterprise ("GSE") guaranteed mortgage-backed securities, fair value is primarily determined using a reputable and nationally recognized third-party pricing service. The prices obtained are non-binding and generally representative of recent market trades on similar securities. The fair value of certain asset-backed and Government guaranteed mortgage-backed securities are estimated based on quotations from brokers or dealers. Farmer Mac corroborates its primary valuation source by obtaining a secondary price from another independent third-party pricing service. Farmer Mac classifies these fair value measurements as "Level 2."

For certain investment securities that are thinly traded or not quoted, Farmer Mac estimates fair value using internally-developed models that employ a discounted cash flow approach. Farmer Mac maximizes the use of observable market data, including prices of financial instruments with similar maturities and characteristics, interest rate yield curves, measures of volatility, and prepayment rates. Farmer Mac generally considers a market to be thinly traded or not quoted if the following conditions exist: (1) there are few transactions for the financial instruments; (2) the prices in the market are not current; (3) the price quotes vary significantly either over time or among independent pricing services or dealers; or (4) there is limited availability of public market information. Farmer Mac classifies these fair value measurements as "Level 3" because there is limited market activity and therefore require the use of significant unobservable inputs in estimating the fair value.

Financial Derivatives

The fair value of exchange-traded U.S. Treasury futures is based on unadjusted quoted prices for identical financial instruments. Farmer Mac classifies these fair value measurements as Level 1.

Farmer Mac's derivative portfolio consists primarily of interest rate swaps and forward sales contracts on the debt of other GSEs. Farmer Mac estimates the fair value of these financial instruments primarily based upon a third-party accounting and valuation system. The third-party accounting and valuation system determines the fair value of the interest rate swaps using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). Farmer Mac also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with Farmer Mac’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of December 31, 2025, Farmer Mac has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivative portfolio. As a result, Farmer Mac classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

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

The VIEs in which Farmer Mac has a variable interest are limited to securitization trusts. Given the interests Farmer Mac holds, the major factor in determining if Farmer Mac is the primary beneficiary is whether Farmer Mac has the power to direct the activities of the trust that potentially have the most significant impact on the economic performance of the trust. Generally, the ability to make decisions regarding default mitigation is evidence of that power. Farmer Mac determined that it is the primary beneficiary for the securitization trusts related to most Agricultural Finance securitization transactions because of its ability to control the default mitigation activities of the trusts through its role as master servicer.

For those trusts where Farmer Mac is the primary beneficiary, the assets and liabilities are presented on the consolidated balance sheets as "Loans held for investment in consolidated trusts, at amortized cost" and "Debt securities of consolidated trusts held by third parties," respectively. The assets can only be used to satisfy the obligations of the related trust.

For those trusts in which Farmer Mac has a variable interest but is not the primary beneficiary, Farmer Mac's interests are presented as "Investment securities" on the consolidated balance sheets. Farmer Mac's involvement in VIEs include securitization trusts under the Agricultural Finance line of business. In the case of USDA guaranteed trusts, Farmer Mac is not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities. Based on the USDA's program authority over the servicing and default mitigation activities of the USDA guaranteed portions of loans, Farmer Mac believes that the USDA has the power to direct the activities that most significantly impact the trust's economic performance. Farmer Mac does not have exposure to losses that could be significant to the trust and there are no triggers that would result in Farmer Mac superseding the USDA's authority with regard to directing the activities of the trust.

The following table provides a summary of unconsolidated VIEs with which Farmer Mac has significant continuing involvement but is not the primary beneficiary. The balances presented in the table below excludes certain transactions with unconsolidated VIEs where Farmer Mac's continuing involvement is insignificant. Farmer Mac considers continuing involvement to be insignificant when it relates to a VIE where Farmer Mac only invests in securities issued by the VIE and where Farmer Mac was not involved in the design of the VIE or where no transfers have occurred between Farmer Mac and the VIE.

Table 2.4

	Unconsolidated Variable Interest Entities
	As of December 31, 2025	As of December 31, 2024
	(in thousands)
On-Balance Sheet:
Farmer Mac Guaranteed Securities:
Carrying value	80,570	59,317
Maximum exposure to loss (1)	80,384	58,985
Off-Balance Sheet:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (1)(2)(3)	386,057	426,310
(1)Farmer Mac uses the guaranteed portion of unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.
(2)The amount relates to unconsolidated trusts where Farmer Mac is not the primary beneficiary, either due to shared power with an unrelated party or a subordinate class majority holder has the unilateral right to remove Farmer Mac as Master Servicer without cause.
(3)Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the Consolidated Balance Sheets, which was $5.0 million and $5.6 million as of December 31, 2025 and 2024, respectively. The weighted average remaining maturity of the loans underlying the guarantee was 20.7 years and 21.2 years as of December 31, 2025 and 2024, respectively.

(o)Custodial Deposit Liability

Farmer Mac, as a servicer, collects cash from borrowers in advance of the borrower's contractual payment date. Under the terms of Farmer Mac's servicing agreement, the cash is not applied to the loan until the contractual payment due date. As such, Farmer Mac's policy is to include the cash in the consolidated balance sheet as "Cash and cash equivalents" with an offsetting liability to "Accounts payable and accrued expenses" until the payment is contractually due, at which point the payment is applied to the loan. The net change in the amount of this custodial cash will also be disclosed in the consolidated statements of cash flows as "Custodial deposit liability." The balance of this liability was $59.9 million and $157.1 million as of December 31, 2025 and 2024, respectively.

(p)Business Segments

During fourth quarter 2024, Farmer Mac's Chief Operating Decision Maker ("CODM") – its Chief Executive Officer – began to be provided with financial information of an additional operating segment, "Broadband Infrastructure." Prior to fourth quarter 2024, the financial information of the Broadband Infrastructure segment had been included within the Rural Utilities segment, which was renamed as "Power & Utilities" in fourth quarter 2024. The CODM reviews segment core earnings to make decisions about allocating resources and to assess the financial performance of the segments. Prior to fourth quarter 2024, the reportable segments were: Farm & Ranch, Corporate AgFinance, Rural Utilities, Renewable Energy, Funding, Investments, and Corporate. Beginning in fourth quarter 2024, the reportable segments are: Farm & Ranch, Corporate AgFinance, Power & Utilities, Broadband Infrastructure, Renewable Energy, Funding, and Investments. The purpose of separately reporting the financial results of the Broadband Infrastructure segment is for the CODM to separately review and analyze its financial performance according to this type of customer and market because it is meaningfully distinct from the Power & Utilities customer and market.

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

For the years ended December 31, 2024 and 2023, Farmer Mac has recast its segment results to reflect these changes.
(q)New Accounting Standards
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
January 1, 2025
Farmer Mac adopted the new standard on a retrospective basis. The adoption of this Update did not have a material impact on Farmer Mac's financial position, results of operations, or cash flows. See Note 9 to the financial statements.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements

Farmer Mac is still assessing the impact of the new accounting standards in the table below but does not expect that adoption of the new guidance will have a material impact on Farmer Mac's financial position, results of operations, or cash flows.

Standard	Description
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

ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans
This Update expands the scope of the "gross-up" approach from applicable only to purchased credit-deteriorated ("PCD") assets to include financial assets acquired without credit deterioration and deemed "seasoned." Non-PCD loans are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan's amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets. ASU 2025-08 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted.

ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
ASU 2025-09 amends ASC 815 to align hedge accounting more closely with the economics of an entity's risk management practices. Among other things, key amendments include: similar risk assessment for cash flow hedges, hedging interest payments on choose-your-rate debt, cash flow hedges of nonfinancial forecasted transactions, and net written options as hedging instruments. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted.

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements
This Update clarifies interim disclosure requirements, including providing a comprehensive list of interim disclosure requirements under U.S. GAAP and a disclosure principle that requires entities to disclose events since the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted.

(r)Reclassifications
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

In general, Farmer Mac's related parties include entities that hold more than 10% of total Farmer Mac voting common stock outstanding. Material related party transactions during 2025, 2024, and 2023 are disclosed below.

Zions Bancorporation, National Association:

Zions Bancorporation, National Association and its affiliates ("Zions") is a related party as they own approximately 21.0% of Farmer Mac's total voting common stock outstanding. The following transactions occurred between Farmer Mac and Zions during 2025, 2024, and 2023:

Table 3.1

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands)
Unpaid Principal Balance:
Purchases:
Loans	$148,118	$173,928	$160,079
USDA Securities	—	363	231
Sales of Farmer Mac Guaranteed Securities	—	60,192	—

As of December 31, 2025, Farmer Mac had entered into mandatory purchase commitments with Zions of $4.6 million.

Zions retained servicing fees of $11.6 million, $11.2 million, and $11.2 million in 2025, 2024, and 2023, respectively, for its work as a Farmer Mac servicer.

CoBank:

CoBank is a related party as they own approximately 10.7% of Farmer Mac's total voting common stock outstanding. The following transactions occurred between Farmer Mac and CoBank during 2025, 2024, and 2023:

Table 3.2

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands)
Unpaid Principal Balance:
Purchases:
Loans	$529,156	$442,749	$438,821

CoBank retained servicing fees of $4.1 million, $4.0 million, and $3.6 million in 2025, 2024, and 2023, respectively, for its work as a Farmer Mac central servicer.
4.INVESTMENT SECURITIES

Farmer Mac’s investment securities portfolio is comprised primarily of the following major portfolios, which is based on the issuer and associated security characteristics:

Liquidity Investments:

•U.S. Government guaranteed securities: single-family and multi-family mortgage-backed securities issued by Government National Mortgage Association (Ginnie Mae) and pass-through securities issued by the Small Business Administration, which are guaranteed by the U.S. Government;

•GSE guaranteed securities: single-family and multi-family mortgage-backed securities issued by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). GSE securities are not guaranteed by the U.S. government;

•U.S. Treasury Obligations: sovereign debt issued by the United States of America.

Program Investments:

•AgVantage Securities: securities backed by corporate obligations of approved agricultural or rural infrastructure financial institution counterparties, backed by a pledge of eligible agricultural or infrastructure finance mortgages.

•USDA Securities: securities backed by the guaranteed portion of a loan guaranteed by the USDA under the Consolidated Farm and Rural Development Act.

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of December 31, 2025 and 2024:

Table 4.1

	As of December 31, 2025
	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Government/GSE guaranteed mortgage-backed securities	$5,351,174	$—	$35,078	$(89,234)	$5,297,018
U.S. Treasuries	1,537,112	—	7,083	(48)	1,544,147
AgVantage	6,917,225	(130)	29,056	(215,234)	6,730,917
Interest-Only Farmer Mac Guaranteed Securities	8,040	—	163	—	8,203
Total available-for-sale	$13,813,551	$(130)	$71,380	$(304,516)	$13,580,285
Held-to-maturity:
Government/GSE guaranteed mortgage-backed securities	$8,657	$—	$281	$—	$8,938
AgVantage	1,486,284	(77)	16,444	(3,731)	1,498,920
USDA Securities	2,459,359	—	5,851	(179,116)	2,286,094
Total held-to-maturity	$3,954,300	$(77)	$22,576	$(182,847)	$3,793,952
(1)Amounts presented exclude $91.3 million and $56.7 million of accrued interest receivable on available-for-sale and held-to-maturity securities, respectively, as of December 31, 2025.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the Consolidated Statement of Operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.

	As of December 31, 2024
	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Auction-rate certificates backed by Government guaranteed student loans	$19,700	$(27)	$—	$(197)	$19,476
Government/GSE guaranteed mortgage-backed securities	4,793,482	—	6,910	(156,700)	4,643,692
U.S. Treasuries	1,291,934	—	2,604	(4,692)	1,289,846
AgVantage	5,826,948	(236)	6,295	(327,476)	5,505,531
Interest-Only Farmer Mac Guaranteed Securities	8,710	—	305	—	9,015
Total available-for-sale	$11,940,774	$(263)	$16,114	$(489,065)	$11,467,560
Held-to-maturity:
Government/GSE guaranteed mortgage-backed securities	$9,270	$—	$270	$—	$9,540
AgVantage	2,667,564	(178)	5,978	(21,592)	2,651,772
USDA Securities	2,420,836	—	426	(259,410)	2,161,852
Total held-to-maturity	$5,097,670	$(178)	$6,674	$(281,002)	$4,823,164
(1)Amounts presented exclude $79.7 million and $59.9 million of accrued interest receivable on available-for-sale and held-to-maturity securities, respectively, as of December 31, 2024.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the Consolidated Statement of Operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.

As of December 31, 2025 and 2024, to satisfy initial margin requirements for centrally cleared derivatives, Farmer Mac pledged U.S. Treasuries with fair value of $250.6 million and $213.4 million, respectively, as collateral at the Chicago Mercantile Exchange ("CME").

During the year ended December 31, 2025, Farmer Mac sold floating rate auction-rate certificates backed by government guaranteed student loans for $19.5 million from its available-for-sale investment portfolio, resulting in a realized loss of $0.2 million. During the year ended December 31, 2024, Farmer Mac sold floating rate government/GSE guaranteed mortgage-backed securities for $115.2 million from its available-for-sale investment portfolio, resulting in a gain of $1.1 million. These sales were done to rebalance the liquidity investment portfolio given the lower level of business volume activity while demonstrating that the portfolio provides strong contingent liquidity. Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the year ended December 31, 2023.

As of December 31, 2025 and 2024, unrealized losses on available-for-sale investment securities were as follows:

Table 4.2

	As of December 31, 2025
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Government/GSE guaranteed mortgage-backed securities	$799,619	$(4,695)	$2,008,388	$(84,539)
U.S. Treasuries	29,902	(13)	95,270	(35)
AgVantage	1,607,457	(18,768)	3,123,117	(196,466)
Total	$2,436,978	$(23,476)	$5,226,775	$(281,040)

	As of December 31, 2024
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,476	$(197)
Government/GSE guaranteed mortgage-backed securities	1,269,655	(18,102)	1,971,526	(138,598)
U.S. Treasuries	590,307	(4,375)	58,523	(317)
AgVantage	1,152,227	(12,889)	3,649,845	(314,587)
Total	$3,012,189	$(35,366)	$5,699,370	$(453,699)

The unrealized losses presented above are primarily due to changes in the levels of interest rates from the dates of acquisition to December 31, 2025 and 2024, as applicable.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of December 31, 2025 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 4.3

	As of December 31, 2025
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted-Average Yield
	(dollars in thousands)
Due within one year	$1,494,158	$1,488,988	3.46%
Due after one year through five years	6,668,349	6,659,089	4.07%
Due after five years through ten years	3,451,994	3,324,384	3.59%
Due after ten years	2,199,050	2,107,824	4.26%
Total	$13,813,551	$13,580,285	3.93%
(1)Amounts presented exclude $91.3 million of accrued interest receivable.

	As of December 31, 2025
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted-Average Yield
	(dollars in thousands)
Due within one year	$566,164	$571,874	2.73%
Due after one year through five years	396,194	389,606	4.81%
Due after five years through ten years	328,640	301,797	3.83%
Due after ten years	2,663,302	2,530,675	4.24%
Total	$3,954,300	$3,793,952	4.04%
(1)Amounts presented exclude $56.7 million of accrued interest receivable.

5.FINANCIAL DERIVATIVES

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $24.2 million and $15.8 million of accrued interest receivable and $2.4 million and $4.9 million of accrued interest payable on uncleared swaps as of December 31, 2025 and 2024, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the Consolidated Balance Sheets.

Table 5.1

	As of December 31, 2025
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$6,388,935	$330	$(2,954)	4.08%	3.56%		1.12
Pay fixed non-callable	10,681,418	16,685	(168)	2.79%	3.93%		8.66
Receive fixed callable	5,446,883	19,322	(19,911)	3.96%	3.73%		3.14
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	452,000	9,335	(1)	1.92%	4.22%		3.00
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	159,684	613	(1)	2.88%	4.13%		3.61
Receive fixed non-callable	1,963,363	66	(9)	3.89%	3.93%		0.28
Basis swaps	382,811	1	(190)	4.13%	3.89%		5.03
Treasury futures	102,000	154	(15)			112.57
Netting adjustments(1)	—	(1,631)	1,631
Total financial derivatives	$25,577,094	$44,875	$(21,618)
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

As of December 31, 2025, Farmer Mac expects to reclassify $6.5 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after December 31, 2025.

The following tables summarize the net income/(expense) recognized in the Consolidated Statements of Operations related to derivatives for the years ended December 31, 2025, 2024, and 2023:

Table 5.2

	For the Year Ended December 31, 2025
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations	$846,441	$765,806	$(1,221,513)	$(5,120)	$385,614
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	113,183	48,551	(104,089)	—	57,645
Recognized on hedged items	284,605	83,603	(410,306)	—	(42,098)
Premium/discount amortization recognized on hedged items	2,551	—	(2,606)	—	(55)
Income/(expense) related to interest settlements on fair value hedging relationships	$400,339	$132,154	$(517,001)	$—	$15,492

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(188,941)	$(38,209)	$159,983	$—	$(67,167)
Recognized on hedged items	188,506	41,128	(155,689)	—	73,945
(Losses)/gains on fair value hedging relationships	$(435)	$2,919	$4,294	$—	$6,778

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$14,140	$—	$14,140
Recognized on hedged items	—	—	(23,454)	—	(23,454)
Discount amortization recognized on hedged items	—	—	(68)	—	(68)
Expense recognized on cash flow hedges	$—	$—	$(9,382)	$—	$(9,382)

Losses on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$(2,784)	$(2,784)
Interest expense on interest rate swaps	—	—	—	(441)	(441)
Treasury futures	—	—	—	(1,895)	(1,895)
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$(5,120)	$(5,120)

	For the Year Ended December 31, 2024
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations:	$974,329	$629,187	$(1,249,649)	$2,636	$356,503
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	188,146	68,346	(275,387)	—	(18,895)
Recognized on hedged items	258,062	69,516	(423,428)	—	(95,850)
Premium/discount amortization recognized on hedged items	2,134	—	(3,197)	—	(1,063)
Income/(expense) related to interest settlements on fair value hedging relationships	$448,342	$137,862	$(702,012)	$—	$(115,808)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$81,675	$71,213	$105,355	$—	$258,243
Recognized on hedged items	(78,424)	(66,852)	(101,419)	—	(246,695)
Gains/(losses) on fair value hedging relationships	$3,251	$4,361	$3,936	$—	$11,548

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$20,657	$—	$20,657
Recognized on hedged items	—	—	(31,241)	—	(31,241)
Discount amortization recognized on hedged items	—	—	(34)	—	(34)
Expense recognized on cash flow hedges	$—	$—	$(10,618)	$—	$(10,618)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$2,424	$2,424
Interest expense on interest rate swaps	—	—	—	(1,377)	(1,377)
Treasury futures	—	—	—	1,589	1,589
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$2,636	$2,636

	For the Year Ended December 31, 2023
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations:	$877,394	$514,894	$(1,064,741)	$2,882	$330,429
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	181,404	64,648	(345,852)	—	(99,800)
Recognized on hedged items	216,884	63,133	(341,523)	—	(61,506)
Premium/discount amortization recognized on hedged items	1,860	—	(2,865)	—	(1,005)
Income/(expense) related to interest settlements on fair value hedging relationships	$400,148	$127,781	$(690,240)	$—	$(162,311)

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(110,596)	$(23,528)	$279,803	$—	$145,679
Recognized on hedged items	107,909	21,686	(280,668)	—	(151,073)
(Losses)/gains on fair value hedging relationships	$(2,687)	$(1,842)	$(865)	$—	$(5,394)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$20,643	$—	$20,643
Recognized on hedged items	—	—	(31,610)	—	(31,610)
Discount amortization recognized on hedged items	—	—	(55)	—	(55)
Expense recognized on cash flow hedges	$—	$—	$(11,022)	$—	$(11,022)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$4,395	$4,395
Interest expense on interest rate swaps	—	—	—	(4,845)	(4,845)
Treasury futures	—	—	—	3,332	3,332
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$2,882	$2,882

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of December 31, 2025 and 2024:

Table 5.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(in thousands)
Investment securities, Available-for-Sale, at fair value(1)	$7,818,278	$6,956,364	$(235,989)	$(424,495)
Loans held for investment, at amortized cost	2,278,212	1,816,738	(331,315)	(372,444)
Notes Payable(2)	(11,837,713)	(11,899,049)	(6,690)	148,999
(1)Amortized cost of $8.0 billion and $7.4 billion as of December 31, 2025 and 2024, respectively.
(2)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of December 31, 2025 and 2024:

Table 5.4

	December 31, 2025
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Netting Adjustments	Financial instruments pledged	Cash Collateral	Net Amount(2)
	(in thousands)
Assets:
Uncleared derivatives	$29,179	$—	$29,179	$(15,601)	$—	$(11,684)	$1,894
Cleared derivatives	17,242	(1,631)	15,611	—	(15,611)	—	—
Total	$46,421	$(1,631)	$44,790	$(15,601)	$(15,611)	$(11,684)	$1,894

Liabilities:
Uncleared derivatives	$(21,512)	$—	$(21,512)	$15,601	$—	$2,093	$(3,818)
Cleared derivatives	(1,631)	1,631	—	—	—	—	—
Total	$(23,143)	$1,631	$(21,512)	$15,601	$—	$2,093	$(3,818)
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. As of December 31, 2025, Farmer Mac had additional net exposure of $235.0 million due to instances where Farmer Mac's collateral to a counterparty exceeded the net derivative position and $16.9 million due to instances where Farmer Mac's collateral from a counterparty exceeded the net derivative position.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the Consolidated Balance Sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of December 31, 2025 or 2024, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of December 31, 2025 and 2024, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $25.5 billion notional amount of interest rate swaps outstanding as of December 31, 2025, $19.4 billion were cleared through CME. Of Farmer Mac's $24.9 billion notional amount of interest rate swaps outstanding as of December 31, 2024, $19.1 billion were cleared through the CME.

6.NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac. Discount notes generally have original maturities of 1 year or less, whereas medium-term notes generally have original maturities of 0.5 years to 25.0 years.

The following tables set forth information related to Farmer Mac's borrowings as of December 31, 2025 and 2024:

Table 6.1

	December 31, 2025
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,614,571	3.87%	$1,854,488	4.22%
Medium-term notes	2,822,454	4.02%	2,901,863	4.35%
Current portion of medium-term notes	5,834,657	2.77%
Total due within one year	$11,271,682	3.34%
Due after one year:
Medium-term notes due in:
Two years	$6,641,397	3.65%
Three years	3,740,471	3.97%
Four years	2,836,656	4.24%
Five years	3,889,804	3.71%
Thereafter	2,435,870	2.88%
Total due after one year	$19,544,198	3.71%
Total principal net of discounts	$30,815,880	3.58%
Hedging adjustments	6,690
Total	$30,822,570

	December 31, 2024
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,167,258	4.42%	$1,928,884	5.11%
Medium-term notes	2,343,264	4.64%	1,000,290	5.28%
Current portion of medium-term notes	5,927,101	3.20%
Total due within one year	$10,437,623	3.77%
Due after one year:
Medium-term notes due in:
Two years	$4,844,538	2.66%
Three years	3,822,999	3.53%
Four years	2,732,980	4.13%
Five years	2,491,831	4.41%
Thereafter	3,190,202	2.63%
Total due after one year	$17,082,550	3.34%
Total principal net of discounts	$27,520,173	3.51%
Hedging adjustments	(148,999)
Total	$27,371,174

The maximum amount of Farmer Mac's discount notes outstanding at any month end during the years ended December 31, 2025 and 2024 was $2.6 billion and $2.3 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2026 as of December 31, 2025:

Table 6.2

Debt Callable in 2026 as of December 31, 2025, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2027	$1,144,586	2.99%
2028	1,408,199	4.04%
2029	1,493,927	4.45%
2030	1,395,746	3.22%
Thereafter	1,472,467	2.66%
Total	$6,914,925	3.49%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of December 31, 2025, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 6.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2026	$14,354,481	3.49%
2027	4,248,054	3.42%
2028	3,497,592	3.96%
2029	2,669,771	4.25%
2030	3,854,837	3.70%
Thereafter	2,191,145	2.73%
Total principal net of discounts	$30,815,880	3.58%

During the years ended December 31, 2025 and 2024, Farmer Mac called $2.2 billion and $1.9 billion of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory Charter authorizes it to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. The Charter provides that the U.S. Treasury is required to purchase debt obligations up to the authorized limit if Farmer Mac certifies that:

•a portion of the guarantee fees have been set aside as a reserve against losses arising from guarantee activities in an amount determined by Farmer Mac's board of directors to be necessary and such reserve has been exhausted; and
•the proceeds of the purchase of such obligations are needed to fulfill Farmer Mac's guarantee obligations.
Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The Charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of December 31, 2025, Farmer Mac had not used this borrowing authority.

7.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis.

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. Farmer Mac monitors and assesses credit risk for each segment, recognizing the different credit risk profiles within each segment.

The following table includes loans held for investment and loans held for sale and displays the composition of the loan balances as of December 31, 2025 and 2024:

Table 7.1

	As of December 31, 2025			As of December 31, 2024
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$6,002,738	$2,482,010	$8,484,748	$5,414,732	$2,038,283	$7,453,015
Corporate AgFinance	1,460,691	—	1,460,691	1,381,674	—	1,381,674
Total Agricultural Finance loans	7,463,429	2,482,010	9,945,439	6,796,406	2,038,283	8,834,689
Infrastructure Finance loans	6,761,081	—	6,761,081	4,774,483	—	4,774,483
Total unpaid principal balance(1)	14,224,510	2,482,010	16,706,520	11,570,889	2,038,283	13,609,172
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(347,459)	—	(347,459)	(381,311)	—	(381,311)
Total loans	13,877,051	2,482,010	16,359,061	11,189,578	2,038,283	13,227,861
Allowance for losses	(36,673)	(1,112)	(37,785)	(22,594)	(629)	(23,223)
Total loans, net of allowance	$13,840,378	$2,480,898	$16,321,276	$11,166,984	$2,037,654	$13,204,638
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of December 31, 2025 and 2024:

Table 7.2

	December 31, 2025	December 31, 2024
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$9,400	$5,132
Corporate AgFinance	6,631	5,379
Total Agricultural Finance loans	16,031	10,511
Infrastructure Finance loans	21,754	12,712
Total	$37,785	$23,223

The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2025:

Table 7.3

	Agricultural Finance loans			Infrastructure Finance loans(3)
	Farm & Ranch(1)	Corporate AgFinance(2)	Total
	(in thousands)
Balance as of December 31, 2022	$4,044	$2,731	$6,775	$8,314
(Release of)/provision for losses	(108)	217	109	833
Charge-offs	—	—	—	—
Balance as of December 31, 2023	$3,936	$2,948	$6,884	$9,147
Provision for losses	1,297	6,828	8,125	3,565
Charge-offs	(101)	(4,397)	(4,498)	—
Balance as of December 31, 2024	$5,132	$5,379	$10,511	$12,712
Provision for losses	8,657	15,394	24,051	9,042
Charge-offs	(6,064)	(14,819)	(20,883)	—
Recovery	1,675	677	2,352	—
Balance as of December 31, 2025	$9,400	$6,631	$16,031	$21,754
(1)As of December 31, 2025, 2024, and 2023, the allowance for losses for Agricultural Finance Farm & Ranch loans includes $1.6 million, $1.2 million, and $1.0 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(2)As of December 31, 2025, 2024, and 2023, the allowance for losses for Agricultural Finance Corporate AgFinance loans includes $1.0 million, $1.0 million, and $0.0 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(3)As of December 31, 2025, the allowance for losses for Infrastructure Finance loans includes $5.2 million allowance for collateral dependent assets. As of December 31, 2024 and 2023 there was no allowance for collateral dependent assets.

The $24.1 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the year ended December 31, 2025 primarily consisted of:

•$14.6 million related to individually significant credit deteriorations within the Corporate AgFinance portfolio, which we also charged off because we deemed these amounts to be uncollectible.

•$5.0 million related to credit deterioration within the Farm & Ranch portfolio, of which we had a net charge off of $4.4 million because we deemed that amount to be uncollectible.

•The remainder was attributable to net volume growth during 2025.

The $9.0 million net provision to the allowance for the Infrastructure Finance portfolio during year ended December 31, 2025 was primarily attributable to $5.1 million in individually significant credit deterioration in the Broadband Infrastructure portfolio and $3.9 million in net volume growth.

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

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of December 31, 2025 and 2024:

Table 7.4

	As of December 31, 2025
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Nonaccrual Loans(2)(3)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$8,271,176	$21,209	$8,595	$4,290	$34,094	$179,478	$8,484,748
Corporate AgFinance	1,415,507	—	—	—	—	45,184	1,460,691
Total Agricultural Finance loans	9,686,683	21,209	8,595	4,290	34,094	224,662	9,945,439
Infrastructure Finance loans	6,747,694	—	—	—	—	13,387	6,761,081
Total	$16,434,377	$21,209	$8,595	$4,290	$34,094	$238,049	$16,706,520
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on the recorded investment of the loan.
(2)Includes loans that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.
(3)Includes $59.2 million of nonaccrual loans for which there was no associated allowance. During the year ended December 31, 2025, Farmer Mac received $6.5 million in interest on nonaccrual loans, respectively.

	As of December 31, 2024
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Nonaccrual Loans(2)(3)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$7,299,364	$16,478	$7,268	$6,359	$30,105	$123,546	$7,453,015
Corporate AgFinance	1,336,305	—	—	—	—	45,369	1,381,674
Total Agricultural Finance loans	8,635,669	16,478	7,268	6,359	30,105	168,915	8,834,689
Infrastructure Finance loans	4,774,483	—	—	—	—	—	4,774,483
Total	$13,410,152	$16,478	$7,268	$6,359	$30,105	$168,915	$13,609,172
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on the recorded investment of the loan.
(2)Primarily consists of loans that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.
(3)Includes $41.5 million of nonaccrual loans for which there was no associated allowance. During the year ended December 31, 2024, Farmer Mac received $4.9 million in interest on nonaccrual loans.

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Infrastructure Finance loans held as of December 31, 2025 and 2024, by year of origination:

Table 7.5

	As of December 31, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$1,474,950	$938,955	$451,188	$921,048	$1,447,158	$1,964,423	$418,798	$7,616,520
Special mention(2)	260,579	95,950	28,693	37,269	25,928	35,505	22,958	506,882
Substandard(3)	17,583	40,618	35,538	71,201	33,835	140,445	22,126	361,346
Total	$1,753,112	$1,075,523	$515,419	$1,029,518	$1,506,921	$2,140,373	$463,882	$8,484,748

For the Year Ended December 31, 2025:
Current period charge-offs	$—	$—	$—	$1,321	$721	$2,347	$1,675	$6,064
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

	As of December 31, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$364,140	$177,260	$120,428	$58,073	$131,421	$232,710	$212,487	$1,296,519
Special mention(2)	—	16,514	7,273	—	—	45,753	17,954	87,494
Substandard(3)	—	—	5,658	—	9,870	41,933	19,217	76,678
Total	$364,140	$193,774	$133,359	$58,073	$141,291	$320,396	$249,658	$1,460,691

For the Year Ended December 31, 2025:
Current period charge-offs	$—	$—	$—	$—	$13,210	$—	$1,609	$14,819
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

	As of December 31, 2025
	Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$1,652,127	$1,238,560	$578,518	$488,572	$175,962	$1,668,596	$829,382	$6,631,717
Special mention(2)	—	—	18,863	37,244	—	—	—	56,107
Substandard(3)	—	—	27,903	45,354	—	—	—	73,257
Total	$1,652,127	$1,238,560	$625,284	$571,170	$175,962	$1,668,596	$829,382	$6,761,081

For the Year Ended December 31, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

Loan Modifications to Borrowers Experiencing Financial Difficulty

As a part of our loss mitigation activities, Farmer Mac may agree to the modify the contractual terms of loans to borrowers experiencing financial difficulty. These modifications generally include payment deferrals, capitalization of interest, and extensions of maturities.

During the years ended December 31, 2025, 2024, and 2023, within Agricultural Finance - Farm & Ranch loans, Farmer Mac modified loans to borrowers experiencing financial difficulty with aggregate unpaid principal balances of $33.8 million, $47.7 million, and $18.4 million, respectively. These amounts represented approximately 0.40%, 0.64%, and 0.28% of the total Farm & Ranch loan portfolio for each respective year.

There were no modifications to borrowers experiencing financial difficulty within the Agricultural Finance - Corporate AgFinance loans portfolio during the years ended December 31, 2025, 2024, and 2023.

During the year ended December 31, 2025, within Infrastructure Finance loans, Farmer Mac modified loans to borrowers experiencing financial difficulty with aggregate unpaid principal balances of $13.2 million, which represented approximately 0.19% of the Infrastructure Finance loans portfolio. There were no modifications to borrowers experiencing financial difficulty within the Infrastructure Finance loans portfolio during the years ended December 31, 2024 and 2023.

The weighted‑average internal risk ratings for both the Agricultural Finance and Infrastructure Finance population of modified loans as of December 31, 2025 and 2024, were within the "substandard" internally assigned risk rating category. For additional information regarding Farmer Mac’s internally assigned risk ratings, see Table 7.5.

8.EQUITY

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

During 2025, 2024, and 2023, Farmer Mac paid a quarterly dividend of $1.50, $1.40, and $1.10 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on its common stock could be restricted if it fails to comply with applicable capital requirements.

On August 5, 2025, Farmer Mac's board of directors revised the terms of the company's share repurchase program to increase the total authorized amount of repurchases from the then remaining $9.8 million to $50.0 million, and to extend the expiration date of the program to August 5, 2027.

During fourth quarter 2025, Farmer Mac repurchased 78,481 shares of Class C non-voting common stock at a cost of approximately $12.9 million. As of December 31, 2025, Farmer Mac had repurchased approximately 751,000 shares of Class C non-voting common stock at a cost of approximately $32.7 million under the share repurchase program since its inception in 2015. As of December 31, 2025, $37.1 million remain available for repurchase under the program.

Preferred Stock

The following table presents the Outstanding Preferred Stock as of December 31, 2025:

Table 8.1

Name	Issuance Date	Issuance Cost	Shares Issued	Annual Dividend Rate(1)	Liquidation Value Per Share	First Possible Redemption Date(2)
Series D	May 13, 2019	$3,340,456	4,000,000	5.700%	$25.00	July 17, 2024
Series E	May 20, 2020	$2,496,750	3,180,000	5.750%	$25.00	July 17, 2025
Series F	August 20, 2020	$3,839,902	4,800,000	5.250%	$25.00	October 17, 2025
Series G	May 27, 2021	$3,673,677	5,000,000	4.875%	$25.00	July 17, 2026
Series H	August 25, 2025	$3,156,010	4,000,000	6.500%	$25.00	October 17, 2030
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

Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation expense of $8.3 million, $8.1 million, and $6.8 million during the years ended December 31, 2025, 2024, and 2023, respectively.  During the years ended December 31, 2025, 2024, and 2023, Farmer Mac recorded a net decrease to additional paid-in capital of $5.2 million, $5.4 million, and $3.1 million, respectively, related to stock-based compensation awards.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both December 31, 2025 and 2024, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of December 31, 2025, Farmer Mac's minimum capital requirement was $1.0 billion and its core capital level was $1.7 billion, which was $677.7 million above the minimum capital requirement as of that date. As of December 31, 2024, Farmer Mac's minimum capital requirement was $917.6 million and its core capital level was $1.5 billion, which was $583.5 million above the minimum capital requirement as of that date.

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

9.INCOME TAXES

Farmer Mac is subject to federal corporate income taxes but is exempt from state and local corporate income taxes. The components of the federal corporate income tax expense for the years ended December 31, 2025, 2024, and 2023 were as follows:

Table 9.1

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current income tax expense	$59,371	$54,687	$46,712
Deferred income tax expense	(11,075)	(3,777)	6,386
Income tax expense	$48,296	$50,910	$53,098

A reconciliation of income tax at the statutory federal corporate income tax rate to the income tax expense for the years ended December 31, 2025, 2024, and 2023 is as follows:

Table 9.2

	For the Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
U.S. Federal Statutory Tax Rate	$53,699	21.0%	$54,201	21.0%	$53,151	21.0%
Tax Credits
Renewable Energy Investment Tax Credits	(4,791)	(1.9)%	(2,627)	(1.0)%	—	—%
Other Tax Credits	(869)	(0.3)%	(633)	(0.3)%	(305)	(0.1)%
Nontaxable or Nondeductible Items	257	0.1%	(31)	—%	252	0.1%
Income tax expense	$48,296	18.9%	$50,910	19.7%	$53,098	21.0%

The components of the deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

Table 9.3

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Basis difference related to hedge items	$120,907	$136,589
Unrealized losses on available-for-sale securities	1,711	12,441
Allowance for losses	8,331	5,310
Compensation and Benefits	2,506	1,779
Stock-based compensation	3,261	3,014
Other	5,789	5,887
Total deferred tax assets	$142,505	$165,020
Deferred tax liability:
Basis differences related to financial derivatives	$120,446	$135,528
Unrealized gains on cash flow hedges	5,268	9,212
Basis difference related to structured securitizations	16,420	18,726
Other	198	10
Total deferred tax liability	$142,332	$163,476
Net deferred tax asset	$173	$1,544

As of December 31, 2025 and 2024, Farmer Mac did not identify any uncertain tax positions.

Farmer Mac did not have any unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023.

Tax years 2022 through 2025 remain subject to examination.

10.GUARANTEES AND COMMITMENTS

Farmer Mac has recorded a liability for its obligation to stand ready under Farmer Mac's LTSPCs in the guarantee and commitment obligation on the consolidated balance sheets. The following table presents Farmer Mac's liability, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs (excluding offsets from recourse provisions, third-party recoveries, or loan collateral), the weighted-average remaining maturity of loans underlying LTSPCs, and the amount of the reserve for losses for the periods indicated:

Table 10.1

	As of December 31, 2025	As of December 31, 2024
	(dollars in thousands)
Guarantee and commitment obligation	$49,750	$42,731
Maximum principal amount	4,997,829	4,029,019
Weighted-average remaining maturity	14.4 years	14.5 years
Reserve for losses	1,586	1,623

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment. As of December 31, 2025 and 2024, commitments to purchase Agricultural Finance loans and USDA Guarantees totaled $95.8 million and $54.0 million, respectively, all of which were mandatory commitments. Farmer Mac also has unfunded commitments and letters of credit under which Farmer Mac earns a nominal fee for the obligation to provide funding at a future date. As of December 31, 2025 and 2024, Farmer Mac had $1.1 billion and $0.6 billion of these unfunded commitments and letters of credit under the Agricultural Finance and Infrastructure lines of business. Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be canceled by Farmer Mac without penalty.

11.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 11.1

Assets and Liabilities Measured at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Government/GSE guaranteed mortgage-backed securities	$—	$5,297,018	$—	$5,297,018
U.S. Treasuries	1,544,147	—	—	1,544,147
AgVantage	—	—	6,730,917	6,730,917
Interest-Only Farmer Mac Guaranteed Securities	—	—	8,203	8,203
Total Available-for-sale Investment Securities	1,544,147	5,297,018	6,739,120	13,580,285
Financial derivatives	154	44,721	—	44,875
Other Assets(2)	—	—	4,897	4,897
Total Assets at fair value	$1,544,301	$5,341,739	$6,744,017	$13,630,057
Liabilities:
Financial derivatives	$15	$21,603	$—	$21,618
Total Liabilities at fair value	$15	$21,603	$—	$21,618
(1) Level 3 assets represent 19% of total assets and 49% of financial instruments measured at fair value.
(2) Represents a retained beneficial interest related to transfers of financial assets.

Assets and Liabilities Measured at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,476	$19,476
Government/GSE guaranteed mortgage-backed securities	—	4,643,692	—	4,643,692
U.S. Treasuries	1,289,846	—	—	1,289,846
AgVantage	—	—	5,505,531	5,505,531
Interest-Only Farmer Mac Guaranteed Securities	—	—	9,015	9,015
Total Available-for-sale Investment Securities	1,289,846	4,643,692	5,534,022	11,467,560
Loans:
Loans held for sale, at lower of cost or fair value	—	6,160	—	6,160
Total Loans	—	6,160	—	6,160
Financial derivatives	47	27,742	—	27,789
Other Assets(2)	—	—	5,382	5,382
Total Assets at fair value	$1,289,893	$4,677,594	$5,539,404	$11,506,891
Liabilities:
Financial derivatives	$—	$77,326	$—	$77,326
Total Liabilities at fair value	$—	$77,326	$—	$77,326
(1) Level 3 assets represent 18% of total assets and 48% of financial instruments measured at fair value.
(2) Represents a retained beneficial interest related to transfers of financial assets.

There were no material assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2025 or 2024.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the years ended December 31, 2025 and 2024, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the years ended December 31, 2025, 2024, and 2023.

Table 11.2

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2025
	Beginning Balance	Purchases	Sales	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Auction-rate certificates backed by Government guaranteed student loans	$19,476	$—	$(19,537)	$—	$27	$(163)	$197	$—
AgVantage	5,505,531	2,013,475	—	(923,198)	106	130,539	4,464	6,730,917
Interest-Only Farmer Mac Guaranteed Securities	9,015	—	—	(670)	—	—	(142)	8,203
Total available-for-sale	5,534,022	2,013,475	(19,537)	(923,868)	133	130,376	4,519	6,739,120

Other Assets	5,382	—	—	(341)	—	(144)	—	4,897
Total Assets at fair value	$5,539,404	$2,013,475	$(19,537)	$(924,209)	$133	$130,232	$4,519	$6,744,017

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2024
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized losses included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Auction-rate certificates backed by Government guaranteed student loans	$19,082	$—	$—	$—	$—	$394	$19,476
AgVantage	5,522,712	677,400	(666,476)	81	(49,727)	21,541	5,505,531
Interest-Only Farmer Mac Guaranteed Securities	9,767	—	(699)	—	—	(53)	9,015
Total available-for-sale	5,551,561	677,400	(667,175)	81	(49,727)	21,882	5,534,022

Other Assets	5,831	—	(343)	—	(106)	—	5,382
Total Assets at fair value	$5,557,392	$677,400	$(667,518)	$81	$(49,833)	$21,882	$5,539,404

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2023
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Transfers Out(1)	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Auction-rate certificates backed by Government guaranteed student loans	$19,027	$—	$—	$6	$—	$49	$—	$19,082
AgVantage	7,599,379	2,084,650	(1,561,507)	230	89,629	(5,573)	(2,684,096)	5,522,712
Interest-Only Farmer Mac Guaranteed Securities	7,847	—	(1,213)	—	—	3,133	—	9,767
Total available-for-sale	7,626,253	2,084,650	(1,562,720)	236	89,629	(2,391)	(2,684,096)	5,551,561

Other Assets	4,467	—	(590)	—	1,954	—	—	5,831
Total Assets at fair value	$7,630,720	$2,084,650	$(1,563,310)	$236	$91,583	$(2,391)	$(2,684,096)	$5,557,392
(1) Includes $2.7 billion of AgVantage securities transferred from available-for-sale to held-to-maturity on July 1, 2023.

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of December 31, 2025 and 2024:

Table 11.3

	As of December 31, 2025
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
AgVantage	$6,730,917	Discounted cash flow	Discount rate	4.3% - 4.9% (4.5%)
Interest-Only Farmer Mac Guaranteed Securities	$8,203	Discounted cash flow	Discount rate	7.8%
			CPR	3%
Other Assets	$4,897	Discounted cash flow	Discount rate	7.8%
			CPR	3%

	As of December 31, 2024
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Auction-rate certificates backed by Government guaranteed student loans	$19,476	Indicative bids	Range of broker quotes	99.0% - 99.0% (99.0%)
AgVantage	$5,505,531	Discounted cash flow	Discount rate	5.0% - 5.5% (5.1%)
Interest-Only Farmer Mac Guaranteed Securities	$9,015	Discounted cash flow	Discount rate	7.9%
			CPR	3%
Other Assets	$5,382	Discounted cash flow	Discount rate	7.9%
			CPR	3%

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of December 31, 2025 and 2024:

Table 11.4

	As of December 31, 2025		As of December 31, 2024
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$931,067	$931,067	$1,024,007	$1,024,007
Investment securities	17,390,108	17,550,379	16,302,559	16,576,887
Loans	16,342,149	16,321,276	12,924,604	13,204,638
Financial derivatives	44,875	44,875	27,789	27,789
Guarantee and commitment fees receivable	63,677	57,214	57,562	50,499
Financial liabilities:
Notes payable	30,489,417	30,822,570	26,759,873	27,371,174
Debt securities of consolidated trusts held by third parties	2,420,149	2,365,435	1,910,302	1,929,628
Financial derivatives	21,618	21,618	77,326	77,326
Guarantee and commitment obligations	61,234	54,770	55,388	48,326

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

Farmer Mac internally models the fair value of its portfolio assets; including loans held for investment and loans held for investment in consolidated trusts, Farmer Mac Guaranteed Securities, and USDA Securities by discounting the projected cash flows of these instruments at projected interest rates. The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. These fair value measurements do not take into consideration the fair value of the underlying property and are classified as Level 3. Level 3 Farmer Mac Guaranteed Securities include our AgVantage securities for which we apply a discount rate in calculating the net present value of future expected cash flows that is both significant to the estimate of their fair value and unobservable in the market. We rely upon this significant unobservable input to estimate the fair value of AgVantage because there are no observable transactions in these securities in the market.

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

12.BUSINESS SEGMENT REPORTING

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

The Funding segment includes the financial results of Farmer Mac's debt issuance, hedging, asset/liability management, and capital allocation strategies. Farmer Mac allocates interest expense to each of the other segments using a funds transfer pricing process. The Funding segment reflects the benefits and costs from the execution of Farmer Mac's funding and hedging strategies.

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

The Chief Executive Officer serves as the Chief Operating Decision Maker ("CODM"). The CODM reviews segment core earnings to make decisions about allocating resources and to assess the financial performance of the segments. The main difference between core earnings and net income is the exclusion of the effects of fair value fluctuations. These fluctuations are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is expected. Another difference is that core earnings excludes specified infrequent or unusual transactions that are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. The CODM also looks at changes in the segments' on- and off-balance sheet unpaid principal balances to assess the performance of the segments.

The following tables present segment core earnings and assets for the years ended December 31, 2025, 2024, and 2023.

Table 12.1

Core Earnings by Business Segment
For the Year Ended December 31, 2025
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$614,331	$102,439	$273,500	$52,109	$104,276	$137,024	$328,568	$1,612,247
Interest expense(1)	(469,656)	(67,542)	(250,362)	(34,622)	(76,212)	(1,523)	(321,596)	(1,221,513)
Less: reconciling adjustments(2)(3)	(4,060)	—	(104)	—	—	(3,758)	229	(7,693)
Net effective spread	140,615	34,897	23,034	17,487	28,064	131,743	7,201	383,041
Guarantee and commitment fees(3)	18,224	917	850	2,452	1,349	—	—	23,792
Other income/(expense)	1,849	440	(7)	—	8	—	(128)	2,162
(Provision for)/release of losses	(8,619)	(15,325)	84	(5,505)	(3,574)	—	26	(32,913)
Operating expenses(1)	(27,664)	(10,372)	(4,575)	(5,103)	(6,633)	(11,644)	(3,370)	(69,361)
Income tax expense	(26,120)	(2,220)	(4,069)	(1,960)	(4,035)	(25,222)	(784)	(64,410)
Segment core earnings	$98,285	$8,337	$15,317	$7,371	$15,179	$94,877	$2,945	$242,311

Reconciliation to net income:
Net effects of derivatives and trading securities								$(679)
Unallocated (expenses)/income								(50,331)
Income tax effect related to reconciling items								16,114
Net income								$207,415

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$19,564,916	$1,950,536	$7,860,622	$1,532,206	$2,443,289	$—	$—	$33,351,569
Off-balance sheet assets under management								(5,765,446)
Unallocated assets								7,784,034
Total assets on the Consolidated Balance Sheets								$35,370,157
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

Core Earnings by Business Segment
For the Year Ended December 31, 2024
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$615,016	$100,820	$260,636	$38,225	$54,188	$224,390	$310,241	$1,603,516
Interest expense(1)	(475,248)	(70,695)	(240,600)	(27,282)	(40,471)	(89,698)	(305,655)	(1,249,649)
Less: reconciling adjustments(2)(3)	(4,458)	—	(49)	—	—	(9,796)	—	(14,303)
Net effective spread	135,310	30,125	19,987	10,943	13,717	124,896	4,586	339,564
Guarantee and commitment fees(3)	17,695	571	966	464	625	—	—	20,321
Other income/(expense)	3,167	(2,055)	—	—	—	—	1,076	2,188
(Provision for)/release of losses	(1,147)	(6,850)	274	1,469	(5,236)	—	—	(11,490)
Operating expenses(1)	(24,741)	(7,905)	(4,281)	(3,666)	(4,848)	(10,855)	(3,108)	(59,404)
Income tax expense	(27,360)	(2,916)	(3,559)	(1,934)	(894)	(23,949)	(536)	(61,148)
Segment core earnings	$102,924	$10,970	$13,387	$7,276	$3,364	$90,092	$2,018	$230,031

Reconciliation to net income:
Net effects of derivatives and trading securities								$13,141
Unallocated (expense)/income								(46,217)
Income tax effect related to reconciling items								10,238
Net income								$207,193

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,606,968	$1,887,705	$6,809,366	$802,466	$1,416,525	$—	$—	$29,523,030
Off-balance sheet assets under management								(4,981,285)
Unallocated assets								6,782,997
Total assets on the Consolidated Balance Sheets								$31,324,742
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

Core Earnings by Business Segment
For the Year Ended December 31, 2023
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$559,730	$92,335	$232,106	$30,299	$18,923	$200,264	$258,631	$1,392,288
Interest expense(1)	(422,651)	(61,111)	(215,763)	(21,455)	(14,275)	(71,849)	(257,637)	(1,064,741)
Less: reconciling adjustments(2)(3)	(4,179)	—	(168)	—	—	3,594	186	(567)
Net effective spread	132,900	31,224	16,175	8,844	4,648	132,009	1,180	326,980
Guarantee and commitment fees(3)	17,415	283	1,090	43	97	—	—	18,928
Other income	2,952	35	—	—	—	3	29	3,019
(Provision for)/release of losses	(507)	(207)	4,117	(4,324)	(219)	—	4	(1,136)
Operating expenses(1)	(23,306)	(5,540)	(3,553)	(2,415)	(3,382)	(11,037)	(3,184)	(52,417)
Income tax (expense)/benefit	(27,183)	(5,418)	(3,746)	(453)	(238)	(25,405)	414	(62,029)
Segment core earnings	$102,271	$20,377	$14,083	$1,695	$906	$95,570	$(1,557)	$233,345

Reconciliation to net income:
Net effects of derivatives and trading securities								$1,954
Unallocated (expense)/income								(44,227)
Income tax effect related to reconciling items								8,931
Net income								$200,003

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,808,801	$1,693,979	$6,979,570	$501,153	$487,521	$—	$—	$28,471,024
Off-balance sheet assets under management								(4,710,199)
Unallocated assets								5,763,557
Total assets on the Consolidated Balance Sheets								$29,524,382
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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, the principal executive officer and principal financial officer concluded that Farmer Mac's disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

Item 9B.Other Information

Director and Officer Trading Arrangements

None of Farmer Mac's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 15, 2026.

Item 11.Executive Compensation

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 15, 2026.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 15, 2026.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 15, 2026.

Item 14.Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 15, 2026.

PART IV

Item 15.Exhibits and Financial Statement Schedules

a.    (1) Financial Statements.

Refer to Item 8 above.

(2) Financial Statement Schedules.

There are no schedules because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended on June 18, 2020 (Previously filed as Exhibit 3.1 to Form 10-Q filed August 10, 2020).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed February 2, 2026).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).

*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.5	—	Specimen Certificate for 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.7 to Form 10-Q filed August 10, 2020).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.1 to Form 8-A filed May 20, 2020).
*	4.6	—	Specimen Certificate for 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.8 to Form 10-Q filed November 9, 2020).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.1 to Form 8-A filed August 20, 2020).
*	4.7	—	Specimen Certificate for 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.8 to Form 10-Q filed August 5, 2021).
*	4.7.1	—	Certificate of Designation of Terms and Conditions of 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.1 to Form 8-A filed May 27, 2021).
*	4.8		Specimen Certificate for 6.500% Non-Cumulative Preferred Stock, Series H (Previously filed as Exhibit 4.8 to Form 10-Q filed November 3, 2025).
*	4.8.1		Certificate of Designation of Terms and Conditions of 6.500% Non-Cumulative Preferred Stock, Series H (Previously filed as Exhibit 4.1 to Form 8-A filed August 25, 2025).
*	4.9	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934 (Previously filed as Exhibit 4.9 to Form 10-Q filed November 3, 2025).
†*	10.1.	—	Amended Employment Agreement dated December 23, 2020, between Bradford T. Nordholm and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed December 30, 2020).
†*	10.1.1	—	First Amendment to Amended Employment Agreement dated as of September 28, 2022 between Bradford T. Nordholm and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed October 4, 2022).
†*	10.1.2	—	Second Amendment to Amended Employment Agreement dated September 25, 2025 between Bradford T. Nordholm and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed September 30, 2025).
†*	10.2	—	Transition Agreement dated August 14, 2025, between Stephen P. Mullery and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed August 18, 2025).
†*	10.3	—	Employment Agreement dated September 30, 2025 between Zachary N. Carpenter and the Registrant (Previously filed as Exhibit 10.2 to Form 8-K filed September 30, 2025).
†*	10.4	—	Form of Time-Based Restricted Stock Units Award Agreement for grants made to executive officers on or after March 2, 2021. (Previously filed as Exhibit 10.1 to Form 8-K filed March 8, 2021).
†*	10.4.1	—	Form of Time-Based Restricted Stock Units Award Agreement for grants made to directors on or after March 2, 2021 (Previously filed as Exhibit 10.2 to Form 8-K filed March 8, 2021).
†*	10.4.2	—	Amended and Restated 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 10-Q filed August 9, 2018).
†*	10.4.3	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed April 5, 2013).
†*	10.4.4	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made on or after April 1, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed on April 3, 2015).
†*	10.4.5	—
Form of Performance-Based Restricted Stock Agreement (Officers) under the 2008 Omnibus Form of Performance-Based Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made on or after March 3, 2020 (Previously filed as Exhibit 10.1 to Form 8-K filed March 9, 2020).

†*	10.5	—	Federal Agricultural Mortgage Corporation Amended and Restated Executive Officer Severance Plan (effective January 16, 2020) (Previously filed as Exhibit 10.1 to Form 8-K filed January 23, 2020).
†*	10.6	—
Form of Participation Agreement to the Federal Agricultural Mortgage Corporation Amended and Restated Executive Officer Severance Plan (effective January 16, 2020) (Previously filed as Exhibit 10.2 to Form 8-K filed January 23, 2020).

†*	10.7	—	Nonqualified Deferred Compensation Plan (effective May 1, 2017) (Previously filed as Exhibit 10.2 to Form 10-Q filed May 10, 2017).
†*	10.8	—	Adoption Agreement of the Nonqualified Deferred Compensation Plan (effective May 1, 2017) (Previously filed as Exhibit 10.3 to Form 10-Q filed May 10, 2017).
†*	10.9	—	Amended Adoption Agreement of the Nonqualified Deferred Compensation Plan, effective November 15, 2023. (Previously filed as Exhibit 10.7 to Form 10-K filed February 23, 2024).
†*	10.10	—	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).
†**	10.11	—	Description of compensation agreement between the Registrant and its directors, effective January 1, 2026.
*#	10.12	—
Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of May 1, 2004 (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

*	10.12.1	—
Amendment No. 1 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of June 1, 2009 (Previously filed as Exhibit 10.11.1 to Form 10-Q filed August 10, 2009).

*	10.12.2	—
Amendment No. 2 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of August 25, 2010 (Previously filed as Exhibit 10.11.2 to Form 10-Q filed November 9, 2010).

*	10.13	—
Master Non-Recourse Loan Participation Agreement between CoBank, ACB, CoBank, FCB, and the Registrant, dated as of February 13, 2019 (Previously filed as Exhibit 10.1 to Form 8-K filed February 20, 2019).

*	10.13.1	—	Loan Participation and Servicing Agreement between CoBank, ACB and the Registrant, dated as of February 13, 2019 (Previously filed as Exhibit 10.2 to Form 8-K filed February 20, 2019).
*	19.1	—	Insider trading arrangements and policies, as required by applicable listing standards adopted pursuant to 17 CFR 229.408 (Previously filed as Exhibit 19.1 to Form 10-K filed February 21, 2025).
*	21	—	List of the Registrant's subsidiaries (Previously filed as Exhibit 21 to Form 10-K filed March 8, 2018).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2025, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2025, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2025, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		February 19, 2026
By:	Bradford T. Nordholm
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Chair of the Board of Directors	February 19, 2026
Lowell L. Junkins

/s/ Bradford T. Nordholm	Chief Executive Officer	February 19, 2026
Bradford T. Nordholm	(Principal Executive Officer)

/s/ Matthew M. Pullins	Executive Vice President – Chief Financial	February 19, 2026
Matthew M. Pullins	Officer and Treasurer
(Principal Financial Officer)

/s/ Gregory N. Ramsey	Vice President – Chief Accounting Officer	February 19, 2026
Gregory N. Ramsey	(Principal Accounting Officer)

Name	Title	Date

/s/ Richard H. Davidson	Director	February 19, 2026
Richard H. Davidson

/s/ James R. Engebretsen	Director	February 19, 2026
James R. Engebretsen

/s/ Sara L. Faivre	Director	February 19, 2026
Sara L. Faivre

/s/ Amy H. Gales	Director	February 19, 2026
Amy H. Gales

/s/ Mitchell A. Johnson	Director	February 19, 2026
Mitchell A. Johnson

/s/ Eric T. McKissack	Director	February 19, 2026
Eric T. McKissack

/s/ Jeffrey L. Plagge	Director	February 19, 2026
Jeffrey L. Plagge

/s/ Kevin G. Riel	Director	February 19, 2026
Kevin G. Riel

/s/ Robert G. Sexton	Director	February 19, 2026
Robert G. Sexton

/s/ Daniel L. Shaw	Director	February 19, 2026
Daniel L. Shaw

/s/ Charles A. Stones	Director	February 19, 2026
Charles A. Stones

/s/ Todd P. Ware	Director	February 19, 2026
Todd P. Ware

/s/ LaJuana S. Wilcher	Director	February 19, 2026
LaJuana S. Wilcher