Form 10-Q
period 2026-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2026-05-05
CIK 845877

As filed with the Securities and Exchange Commission on May 5, 2026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes         ☐                               No           ☒
As of April 28, 2026, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,317,917 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Assets:
Cash and cash equivalents (includes restricted cash of $27,338 and $24,475, respectively)	$773,935	$931,067
Investment securities:
Available-for-sale, at fair value (amortized cost of $14,269,843 and $13,813,551, respectively)	13,971,122	13,580,285
Held-to-maturity, at amortized cost	4,230,583	3,954,223
Other investments	17,290	15,871
Total Investment Securities	18,218,995	17,550,379
Loans:
Loans held for investment, at amortized cost	14,860,528	13,877,051
Loans held for investment in consolidated trusts, at amortized cost	2,391,027	2,482,010
Allowance for losses	(39,920)	(37,785)
Total loans, net of allowance	17,211,635	16,321,276
Financial derivatives, at fair value	15,481	44,875
Accrued interest receivable (includes $25,874 and $40,945, respectively, related to consolidated trusts)	303,725	357,155
Guarantee and commitment fees receivable	56,941	57,214
Deferred tax asset, net	5,133	173
Prepaid expenses and other assets	143,401	108,018
Total Assets	$36,729,246	$35,370,157

Liabilities and Equity:
Liabilities:
Notes payable	$32,236,308	$30,822,570
Debt securities of consolidated trusts held by third parties	2,275,001	2,365,435
Financial derivatives, at fair value	46,490	21,618
Accrued interest payable (includes $13,012 and $15,795, respectively, related to consolidated trusts)	254,798	233,714
Guarantee and commitment obligation	54,201	54,770
Other liabilities	145,427	153,101
Total Liabilities	35,012,225	33,651,208
Commitments and Contingencies (Note 5)
Equity:
Preferred stock:
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Series H, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,844	96,844
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,317,502 shares and 9,325,556 shares outstanding, respectively	9,318	9,326
Additional paid-in capital	138,543	139,370
Accumulated other comprehensive (loss)/income, net of tax	(15,071)	13,382
Retained earnings	1,074,707	1,047,347
Total Equity	1,717,021	1,718,949
Total Liabilities and Equity	$36,729,246	$35,370,157
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands, except per share amounts)
Interest income:
Investment securities and cash equivalents	$203,409	$209,650
Loans	212,552	171,764
Total interest income	415,961	381,414
Total interest expense	314,565	290,475
Net interest income	101,396	90,939
Provision for losses	(4,308)	(1,684)
Net interest income after provision for losses	97,088	89,255
Non-interest income/(expense):
Guarantee and commitment fees	5,837	4,479
Gains/(losses) on financial derivatives	1,140	(2,636)
Other income	752	1,537
Non-interest income	7,729	3,380
Operating expenses:
Compensation and employee benefits	21,257	17,752
General and administrative	11,262	10,758
Regulatory fees	863	1,000
Operating expenses	33,382	29,510
Income before income taxes	71,435	63,125
Income tax expense	12,312	13,474
Net income	59,123	49,651
Preferred stock dividends	(7,291)	(5,666)
Net income attributable to common stockholders	$51,832	$43,985

Earnings per common share:
Basic earnings per common share	$4.78	$4.04
Diluted earnings per common share	$4.75	$4.01
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Net income	$59,123	$49,651
Other comprehensive income/(loss):
Net unrealized (losses)/gains on available-for-sale securities	(35,604)	21,762
Net changes in held-to-maturity securities	(392)	(303)
Net unrealized losses on cash flow hedges	(20)	(8,371)
Other comprehensive (loss)/income before tax	(36,016)	13,088
Income tax benefit/(expense) related to other comprehensive (loss)/income	7,563	(2,749)
Other comprehensive (loss)/income net of tax	(28,453)	10,339
Comprehensive income	$30,670	$59,990
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2025	20,980	$507,993	10,857	$10,857	$139,370	$13,382	$1,047,347	$1,718,949
Net Income	—	—	—	—	—	—	59,123	59,123
Other comprehensive loss, net of tax	—	—	—	—	—	(28,453)	—	(28,453)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(7,291)	(7,291)
Common stock (cash dividend of $1.60 per share)	—	—	—	—	—	—	(17,341)	(17,341)
Repurchase of Class C Common Stock	—	—	(47)	(47)	—	—	(7,131)	(7,178)
Issuance of Class C Common Stock	—	—	39	39	60	—	—	99
Stock-based compensation cost	—	—	—	—	3,004	—	—	3,004
Other stock-based award activity	—	—	—	—	(3,891)	—	—	(3,891)
Balance as of March 31, 2026	20,980	$507,993	10,849	$10,849	$138,543	$(15,071)	$1,074,707	$1,717,021

Balance as of December 31, 2024	16,980	$411,149	10,891	$10,891	$135,894	$(12,147)	$943,239	$1,489,026
Net Income	—	—	—	—	—	—	49,651	49,651
Other comprehensive income, net of tax	—	—	—	—	—	10,339	—	10,339
Cash dividends:
Preferred stock	—	—	—	—	—	—	(5,666)	(5,666)
Common stock (cash dividend of $1.50 per share)	—	—	—	—	—	—	(16,352)	(16,352)
Issuance of Class C Common Stock	—	—	42	42	79	—	—	121
Stock-based compensation cost	—	—	—	—	3,529	—	—	3,529
Other stock-based award activity	—	—	—	—	(5,002)	—	—	(5,002)
Balance as of March 31, 2025	16,980	$411,149	10,933	$10,933	$134,500	$(1,808)	$970,872	$1,525,646
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Cash flows from operating activities:
Net income	$59,123	$49,651
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(5,092)	(4,781)
Net amortization of debt premiums, discounts, and issuance costs	4,509	18,053
Net change in fair value of hedged items, financial derivatives, loans held sale, and trading securities	38,334	(108,740)
Total provision for allowance for losses	4,827	1,583
Stock-based compensation expense	3,004	3,529
Proceeds from repayment of loans purchased as held for sale	7,816	19,928
Purchases of tax credits	(40,742)	—
Other	1,294	608
Net change in:
Interest receivable	50,854	43,542
Guarantee and commitment fees receivable	(296)	(36)
Other assets	5,288	41,298
Accrued interest payable	21,084	26,841
Custodial deposit liability	(25,353)	(141,384)
Other liabilities	(32,598)	89
Net cash provided by operating activities	92,052	(49,819)
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(904,151)	(853,122)
Purchases of held-to-maturity investment securities	(661,823)	(78,516)
Purchases of other investment securities	(678)	(2,264)
Purchases of loans held for investment	(1,550,137)	(987,524)
Purchases of defaulted loans	—	(1,298)
Proceeds from repayment of available-for-sale investment securities	450,303	608,578
Proceeds from repayment of held-to-maturity investment securities	384,951	338,358
Proceeds from repayment of loans purchased as held for investment	712,021	629,185
Proceeds from sale of real estate owned	—	725
Net cash used in investing activities	(1,569,514)	(345,878)
Cash flows from financing activities:
Proceeds from issuance of notes payable	24,087,759	19,934,175
Payments to redeem notes payable	(22,627,801)	(19,419,950)
Payments to third parties on debt securities of consolidated trusts	(104,098)	(67,501)
Purchases of common stock	(7,106)	—
Proceeds from common stock issuance	60	79
Tax payments related to share-based awards	(3,852)	(4,960)
Dividends paid on common and preferred stock	(24,632)	(22,018)
Net cash provided by financing activities	1,320,330	419,825
Net change in cash and cash equivalents	(157,132)	24,128
Cash, cash equivalents, and restricted cash at beginning of period	931,067	1,024,007
Cash, cash equivalents, and restricted cash at end of period	$773,935	$1,048,135

Non-cash activity:
Loans acquired through non-cash transactions	56,920	26,023
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2025 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2025 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2025 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three months ended March 31, 2026.

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

The following table provides a summary of unconsolidated VIEs with which Farmer Mac has significant continuing involvement but is not the primary beneficiary. The balances presented in the table below exclude certain transactions with unconsolidated VIEs where Farmer Mac's continuing involvement is insignificant. Farmer Mac considers continuing involvement to be insignificant when it relates to a VIE where Farmer Mac only invests in securities issued by the VIE and where Farmer Mac was not involved in the design of the VIE or where no transfers have occurred between Farmer Mac and the VIE.

Table 1.1

	Unconsolidated VIEs
	As of March 31, 2026			As of December 31, 2025
	Max Exposure to Loss(1)	Carrying Value of Assets(2)	Carrying Value of Liabilities(3)	Max Exposure to Loss(1)	Carrying Value of Assets(2)	Carrying Value of Liabilities(3)
	(in thousands)
Farmer Mac Guaranteed Securities	$454,899	$85,300	$4,876	$466,441	$85,791	$5,020
(1)Farmer Mac uses the guaranteed portion of unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.
(2)Included in Investment securities, Guarantee and commitment fees receivable, and Prepaid expenses and other assets on our Consolidated Balance Sheets.
(3)Included in Guarantee and commitment obligation and Other liabilities on our Consolidated Balance Sheets. The weighted average remaining maturity of the loans underlying the guarantee was 20.4 years and 20.7 years as of March 31, 2026 and December 31, 2025, respectively.

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock unit awards. The following schedule reconciles basic and diluted EPS for the three months ended March 31, 2026 and 2025:

Table 1.2

	For the Three Months Ended
	March 31, 2026			March 31, 2025
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$51,832	10,844	$4.78	$43,985	10,896	$4.04
Effect of dilutive securities(1)
SARs and restricted stock units	—	78	(0.03)	—	87	(0.03)
Diluted EPS	$51,832	10,922	$4.75	$43,985	10,983	$4.01
(1)For the three months ended March 31, 2026 and 2025, SARs and restricted stock units of 40,723 and 58,539, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended March 31, 2026 and 2025, contingent shares of unvested restricted stock units of 10,962 and 29,507, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

(b)Comprehensive Income

Comprehensive income represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised of net income and unrealized gains and losses on available-for-sale ("AFS") securities, certain held-to-maturity ("HTM") securities transferred from the AFS classification, and cash flow hedges, net of related taxes.

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three months ended March 31, 2026 and 2025.

Table 1.3

	As of March 31, 2026				As of March 31, 2025
	AFS Securities	HTM Securities	Cash Flow Hedges	Total	AFS Securities	HTM Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,811	$(9,246)	$19,817	$13,382	$(37,575)	$(9,226)	$34,654	$(12,147)
Other comprehensive (loss)/income before reclassifications	(28,126)	—	1,936	(26,190)	17,194	—	(3,591)	13,603
Amounts reclassified from AOCI	(2)	(309)	(1,952)	(2,263)	(3)	(239)	(3,022)	(3,264)
Net comprehensive (loss)/income	(28,128)	(309)	(16)	(28,453)	17,191	(239)	(6,613)	10,339
Ending Balance	$(25,317)	$(9,555)	$19,801	$(15,071)	$(20,384)	$(9,465)	$28,041	$(1,808)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three months ended March 31, 2026 and 2025:

Table 1.4

	For the Three Months Ended
	March 31, 2026			March 31, 2025
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive (loss)/ income:
AFS securities:
Unrealized holding (losses)/gains on AFS securities	$(35,602)	$(7,476)	$(28,126)	$21,766	$4,572	$17,194
Less reclassification adjustments included in:
Other income(1)	(2)	—	(2)	(4)	(1)	(3)
Total	$(35,604)	$(7,476)	$(28,128)	$21,762	$4,571	$17,191
HTM securities:
Less reclassification adjustments included in:
Net interest income(2)	$(392)	$(83)	$(309)	$(303)	$(64)	$(239)
Total	$(392)	$(83)	$(309)	$(303)	$(64)	$(239)
Cash flow hedges
Unrealized gains/(losses) on cash flow hedges	$2,451	$515	$1,936	$(4,546)	$(955)	$(3,591)
Less reclassification adjustments included in:
Net interest income(3)	(2,471)	(519)	(1,952)	(3,825)	(803)	(3,022)
Total	$(20)	$(4)	$(16)	$(8,371)	$(1,758)	$(6,613)
Other comprehensive (loss)/income	$(36,016)	$(7,563)	$(28,453)	$13,088	$2,749	$10,339
(1)Represents amortization of deferred gains related to certain AFS USDA Securities and Farmer Mac Guaranteed USDA Securities.
(2)Represents amortization of unrealized gain/loss reported in AOCI prior to the reclassification of certain securities from AFS to HTM, which occurred at fair value. The unrealized gain/loss will be amortized over the securities' remaining life with no impact on future net income.
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
January 1, 2026
Farmer Mac adopted the new standard on a prospective basis. The adoption of this amendment did not have a material impact on Farmer Mac's financial position, results of operations, or cash flows. See Note 3 to the financial statements.

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
This Update requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted.

ASU 2025-06, Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
This Update amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. It removes all references to "development stages" and establishes new criteria to be met for the entity to begin capitalizing software costs. New guidance is then given for how to evaluate whether the probable-to-complete recognition threshold has been met. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted.

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

2.INVESTMENT SECURITIES

Farmer Mac’s investment securities portfolio is comprised primarily of the following major portfolios, which is based on the issuer and associated security characteristics:

Liquidity Investments:

•U.S. Government guaranteed securities: single-family and multi-family mortgage-backed securities ("MBS") issued by Government National Mortgage Association (Ginnie Mae) and pass-through securities issued by the Small Business Administration, which are guaranteed by the U.S. Government;

•Government-sponsored enterprise ("GSE") guaranteed securities: single-family and multi-family MBS issued by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). GSE securities are not guaranteed by the U.S. government;

•U.S. Treasury Obligations: sovereign debt issued by the United States of America.

Program Investments:

•AgVantage Securities: securities backed by corporate obligations of approved agricultural or rural infrastructure financial institution counterparties, backed by a pledge of eligible agricultural or infrastructure finance loans.

•USDA Securities: securities backed by the guaranteed portion of a loan guaranteed by the USDA under the Consolidated Farm and Rural Development Act.

•Asset-backed Securities ("ABS"): consist of senior secured notes supported by cash flows from underlying operating rural infrastructure assets.

The following tables set forth information about Farmer Mac's AFS and HTM investment securities as of March 31, 2026 and December 31, 2025:

Table 2.1

	As of March 31, 2026
	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
AFS:
Government/GSE guaranteed MBS	$5,549,969	$—	$22,954	$(96,089)	$5,476,834
U.S. Treasuries	1,612,868	—	2,338	(2,416)	1,612,790
ABS	45,000	—	—	(414)	44,586
AgVantage	7,054,127	(138)	16,355	(241,585)	6,828,759
Interest-Only Farmer Mac Guaranteed Securities	7,879	—	274	—	8,153
Total AFS	$14,269,843	$(138)	$41,921	$(340,504)	$13,971,122
HTM:
Government/GSE guaranteed MBS	$8,497	$—	$204	$—	$8,701
AgVantage	1,723,852	(69)	11,616	(10,897)	1,724,502
USDA Securities	2,498,303	—	4,403	(180,040)	2,322,666
Total HTM	$4,230,652	$(69)	$16,223	$(190,937)	$4,055,869
(1)Excludes $98.1 million and $45.1 million of accrued interest receivable on AFS and HTM securities, respectively, as of March 31, 2026.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the Consolidated Statement of Operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.

	As of December 31, 2025
	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
AFS:
Government/GSE guaranteed MBS	$5,351,174	$—	$35,078	$(89,234)	$5,297,018
U.S. Treasuries	1,537,112	—	7,083	(48)	1,544,147
AgVantage	6,917,225	(130)	29,056	(215,234)	6,730,917
Interest-Only Farmer Mac Guaranteed Securities	8,040	—	163	—	8,203
Total AFS	$13,813,551	$(130)	$71,380	$(304,516)	$13,580,285
HTM:
Government/GSE guaranteed MBS	$8,657	$—	$281	$—	$8,938
AgVantage	1,486,284	(77)	16,444	(3,731)	1,498,920
USDA Securities	2,459,359	—	5,851	(179,116)	2,286,094
Total HTM	$3,954,300	$(77)	$22,576	$(182,847)	$3,793,952
(1)Excludes $91.3 million and $56.7 million of accrued interest receivable on AFS and HTM securities, respectively, as of December 31, 2025.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the Consolidated Statement of Operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.

As of March 31, 2026 and December 31, 2025, to satisfy initial margin requirements for centrally cleared derivatives, Farmer Mac pledged U.S. Treasuries with fair value of $260.4 million and $250.6 million, respectively.

Farmer Mac did not sell any securities from its AFS or HTM investment portfolios during the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, unrealized losses on AFS investment securities were as follows:

Table 2.2

	As of March 31, 2026
	AFS Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Government/GSE guaranteed MBS	$1,134,042	$(4,373)	$2,242,621	$(91,716)
U.S. Treasuries	578,053	(2,304)	95,452	(112)
ABS	44,586	(414)	—	—
AgVantage	2,681,993	(34,283)	2,956,448	(207,302)
Total	$4,438,674	$(41,374)	$5,294,521	$(299,130)

	As of December 31, 2025
	AFS Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Government/GSE guaranteed MBS	$799,619	$(4,695)	$2,008,388	$(84,539)
U.S. Treasuries	29,902	(13)	95,270	(35)
AgVantage	1,607,457	(18,768)	3,123,117	(196,466)
Total	$2,436,978	$(23,476)	$5,226,775	$(281,040)

The unrealized losses presented above are primarily due to changes in the levels of interest rates from the dates of acquisition to March 31, 2026 and December 31, 2025, as applicable.

The amortized cost, fair value, and weighted-average yield of AFS and HTM investment securities by remaining contractual maturity as of March 31, 2026 are set forth below. ABS and MBS are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of March 31, 2026
	AFS Securities
	Amortized Cost(1)	Fair Value	Weighted-Average Yield
	(dollars in thousands)
Due within one year	$1,468,344	$1,461,445	3.41%
Due after one year through five years	6,990,803	6,941,541	4.04%
Due after five years through ten years	3,558,256	3,418,984	3.54%
Due after ten years	2,252,440	2,149,152	4.10%
Total	$14,269,843	$13,971,122	3.88%
(1)Excludes $98.1 million of accrued interest receivable.

	As of March 31, 2026
	HTM Securities
	Amortized Cost(1)	Fair Value	Weighted-Average Yield
	(dollars in thousands)
Due within one year	$370,746	$378,214	3.80%
Due after one year through five years	690,848	678,072	4.20%
Due after five years through ten years	499,918	466,587	4.03%
Due after ten years	2,669,140	2,532,996	4.23%
Total	$4,230,652	$4,055,869	4.16%
(1)Excludes $45.1 million of accrued interest receivable.

3.FINANCIAL DERIVATIVES

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $32.9 million and $24.2 million of accrued interest receivable and $1.8 million and $2.4 million of accrued interest payable on uncleared swaps as of March 31, 2026 and December 31, 2025, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the consolidated balance sheets.

Table 3.1

	As of March 31, 2026
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$6,235,735	$1,608	$(1,118)	3.89%	3.54%		1.00
Pay fixed non-callable	11,068,510	880	(6,843)	2.84%	3.73%		8.43
Receive fixed callable	6,602,663	6,018	(40,619)	3.77%	3.84%		3.47
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	440,000	8,723	(197)	1.90%	4.12%		2.84
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	153,384	448	(80)	2.89%	3.94%		3.50
Receive fixed non-callable	1,639,902	125	(1)	3.72%	3.83%		0.35
Basis swaps	382,811	—	(164)	3.94%	3.86%		4.78
Treasury futures	60,600	304	(93)			111.40
Netting adjustments(1)	—	(2,625)	2,625
Total financial derivatives	$26,583,605	$15,481	$(46,490)
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

As of March 31, 2026, Farmer Mac expects to reclassify $6.9 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after March 31, 2026.

The following tables summarize the net income/(expense) recognized in the Consolidated Statements of Operations related to derivatives for the three months ended March 31, 2026, and 2025:

Table 3.2

	For the Three Months Ended March 31, 2026
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Loans	Total Interest Expense	Gains/(losses) on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations	$203,409	$212,552	$(314,565)	$1,140	$102,536
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	16,566	8,116	(4,692)	—	19,990
Recognized on hedged items	75,184	24,882	(110,730)	—	(10,664)
Premium/discount amortization recognized on hedged items	609	—	(697)	—	(88)
Income/(expense) related to interest settlements on fair value hedging relationships	$92,359	$32,998	$(116,119)	$—	$9,238

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$29,472	$2,084	$(47,087)	$—	$(15,531)
Recognized on hedged items	(29,888)	(2,133)	47,914	—	15,893
(Losses)/gains on fair value hedging relationships	$(416)	$(49)	$827	$—	$362

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$2,471	$—	$2,471
Recognized on hedged items	—	—	(4,612)	—	(4,612)
Discount amortization recognized on hedged items	—	—	(25)	—	(25)
Expense recognized on cash flow hedges	$—	$—	$(2,166)	$—	$(2,166)

Gains/(losses) on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$(961)	$(961)
Interest expense on interest rate swaps	—	—	—	969	969
Treasury futures	—	—	—	1,132	1,132
Gains/(losses) on financial derivatives not designated in hedge relationships	$—	$—	$—	$1,140	$1,140

	For the Three Months Ended March 31, 2025
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations:	$209,650	$171,764	$(290,475)	$(2,636)	$88,303
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	29,144	12,386	(28,494)	—	13,036
Recognized on hedged items	69,001	18,968	(103,878)	—	(15,909)
Premium/discount amortization recognized on hedged items	431	—	(660)	—	(229)
Income/(expense) related to interest settlements on fair value hedging relationships	$98,576	$31,354	$(133,032)	$—	$(3,102)

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(116,494)	$(44,554)	$75,600	$—	$(85,448)
Recognized on hedged items	115,995	44,981	(74,429)	—	86,547
(Losses)/gains on fair value hedging relationships	$(499)	$427	$1,171	$—	$1,099

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$3,825	$—	$3,825
Recognized on hedged items	—	—	(6,345)	—	(6,345)
Discount amortization recognized on hedged items	—	—	—	—	—
Expense recognized on cash flow hedges	$—	$—	$(2,520)	$—	$(2,520)

Losses on financial derivatives not designated in hedge relationships:
Losses on interest rate swaps	$—	$—	$—	$(2,703)	$(2,703)
Interest expense on interest rate swaps	—	—	—	318	318
Treasury futures	—	—	—	(251)	(251)
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$(2,636)	$(2,636)

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of March 31, 2026 and December 31, 2025:

Table 3.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(in thousands)
Investment securities, Available-for-Sale, at fair value(1)	$7,999,738	$7,818,278	$(265,878)	$(235,989)
Loans held for investment, at amortized cost	2,427,133	2,278,212	(333,449)	(331,315)
Notes Payable(2)	(12,641,440)	(11,837,713)	41,224	(6,690)
(1)Amortized cost of $8.3 billion and $8.0 billion as of March 31, 2026 and December 31, 2025, respectively.
(2)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of March 31, 2026 and December 31, 2025:

Table 3.4

	March 31, 2026
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Netting Adjustments	Financial instruments pledged	Cash Collateral	Net Amount(2)
	(in thousands)
Assets:
Uncleared derivatives	$15,481	$—	$15,481	$(15,178)	$—	$—	$303
Cleared derivatives	2,625	(2,625)	—	—	—	—	—
Total	$18,106	$(2,625)	$15,481	$(15,178)	$—	$—	$303

Liabilities:
Uncleared derivatives	$(38,833)	$—	$(38,833)	$15,178	$—	$7,068	$(16,587)
Cleared derivatives	(7,136)	2,625	(4,511)	—	4,511	—	—
Total	$(45,969)	$2,625	$(43,344)	$15,178	$4,511	$7,068	$(16,587)
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. As of March 31, 2026, Farmer Mac had additional net exposure of $255.9 million due to instances where Farmer Mac's collateral to a counterparty exceeded the net derivative position and $8.6 million due to instances where Farmer Mac's collateral from a counterparty exceeded the net derivative position.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the Consolidated Balance Sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of March 31, 2026 and December 31, 2025, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $26.5 billion notional amount of interest rate swaps outstanding as of March 31, 2026, $19.2 billion were cleared through the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $25.5 billion notional amount of interest rate swaps outstanding as of December 31, 2025, $19.4 billion were cleared through the CME.

4.LOANS

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. Farmer Mac monitors and assesses credit risk for each segment, recognizing the different credit risk profiles within each segment.

The following table includes loans held for investment and displays the composition of the loan balances as of March 31, 2026 and December 31, 2025:

Table 4.1

	As of March 31, 2026			As of December 31, 2025
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$6,477,745	$2,391,027	$8,868,772	$6,002,738	$2,482,010	$8,484,748
Corporate AgFinance	1,502,771	—	1,502,771	1,460,691	—	1,460,691
Total Agricultural Finance loans	7,980,516	2,391,027	10,371,543	7,463,429	2,482,010	9,945,439
Infrastructure Finance loans	7,234,015	—	7,234,015	6,761,081	—	6,761,081
Total unpaid principal balance(1)	15,214,531	2,391,027	17,605,558	14,224,510	2,482,010	16,706,520
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(354,003)	—	(354,003)	(347,459)	—	(347,459)
Total loans	14,860,528	2,391,027	17,251,555	13,877,051	2,482,010	16,359,061
Allowance for losses	(38,274)	(1,646)	(39,920)	(36,673)	(1,112)	(37,785)
Total loans, net of allowance	$14,822,254	$2,389,381	$17,211,635	$13,840,378	$2,480,898	$16,321,276
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of March 31, 2026 and December 31, 2025:

Table 4.2

	March 31, 2026	December 31, 2025
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$12,324	$9,400
Corporate AgFinance	6,421	6,631
Infrastructure Finance loans	21,175	21,754
Total	$39,920	$37,785

The following is a summary of the changes in the allowance for losses for the three months ended March 31, 2026 and 2025:

Table 4.3

	For the Three Months Ended
	March 31, 2026				March 31, 2025
	Agricultural Finance loans		Infrastructure Finance loans(3)	Total	Agricultural Finance loans		Infrastructure Finance loans(3)	Total
	Farm & Ranch(1)	Corporate AgFinance(2)			Farm & Ranch(1)	Corporate AgFinance(2)
	(in thousands)
For the Three Months Ended
Beginning Balance	$9,400	$6,631	$21,754	$37,785	$5,132	$5,379	$12,712	$23,223
Provision for losses	2,924	1,965	(579)	4,310	(61)	836	975	1,750
Charge-offs	—	(2,175)	—	(2,175)	—	—	—	—
Recovery	—	—	—	—	—	83	—	83
Ending Balance	$12,324	$6,421	$21,175	$39,920	$5,071	$6,298	$13,687	$25,056
(1)As of March 31, 2026 and 2025, the allowance for losses for Agricultural Finance Farm & Ranch loans includes $3.1 million and $0.7 million allowance for collateral dependent assets ("CDA") secured by agricultural real estate, respectively.
(2)As of March 31, 2026 and 2025 the allowance for losses for Agricultural Finance Corporate AgFinance loans includes $0.0 million and $1.0 million allowance for CDA secured by agricultural real estate, respectively.
(3)As of March 31, 2026 and 2025 the allowance for losses for Infrastructure Finance loans includes $5.2 million and $0.0 million allowance for CDA.

The $4.3 million provision to the allowance during the three months ended March 31, 2026 is primarily attributed to new volume growth across all of our segments and portfolio credit migration.

The $0.8 million and $1.0 million net provision to the allowance for the Agricultural Finance mortgage loan and Infrastructure Finance loan portfolios during the three months ended March 31, 2025 was primarily attributable to net new business volume.

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans as of March 31, 2026 and December 31, 2025:

Table 4.4

	As of March 31, 2026
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Nonaccrual Loans(2)(3)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$8,606,022	$19,446	$7,915	$15,278	$42,639	$220,111	$8,868,772
Corporate AgFinance	1,466,153	8,911	—	—	8,911	27,707	1,502,771
Total Agricultural Finance loans	10,072,175	28,357	7,915	15,278	51,550	247,818	10,371,543
Infrastructure Finance loans	7,220,628	—	—	—	—	13,387	7,234,015
Total	$17,292,803	$28,357	$7,915	$15,278	$51,550	$261,205	$17,605,558
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on the recorded investment of the loan.
(2)Includes loans that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.
(3)Includes $58.6 million of nonaccrual loans for which there was no associated allowance. During the three months ended March 31, 2026, Farmer Mac received $3.6 million in interest on nonaccrual loans.

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
(3)Includes $59.2 million of nonaccrual loans for which there was no associated allowance. During the year ended December 31, 2025, Farmer Mac received $6.5 million in interest on nonaccrual loans.

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Infrastructure Finance loans held as of March 31, 2026 and December 31, 2025, by year of origination:

Table 4.5

	As of March 31, 2026
	Year of Origination:
	2026	2025	2024	2023	2022	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$614,883	$1,425,067	$880,088	$428,061	$882,480	$3,260,764	$410,705	$7,902,048
Special mention(2)	46,642	259,679	74,417	17,887	31,090	73,861	13,715	517,291
Substandard(3)	756	36,245	66,566	50,700	76,254	185,449	33,463	449,433
Total	$662,281	$1,720,991	$1,021,071	$496,648	$989,824	$3,520,074	$457,883	$8,868,772

For the Three Months Ended March 31, 2026:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of March 31, 2026
	Year of Origination:
	2026	2025	2024	2023	2022	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$61,448	$338,161	$167,699	$93,446	$57,801	$371,871	$248,132	$1,338,558
Special mention(2)	—	—	16,158	7,272	—	26,373	30,151	79,954
Substandard(3)	—	—	—	28,797	—	43,045	12,417	84,259
Total	$61,448	$338,161	$183,857	$129,515	$57,801	$441,289	$290,700	$1,502,771

For the Three Months Ended March 31, 2026:
Current period charge-offs	$—	$—	$—	$—	$—	$1,828	$347	$2,175
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

	As of March 31, 2026
	Year of Origination:
	2026	2025	2024	2023	2022	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$397,335	$1,815,223	$1,235,560	$569,018	$443,555	$1,812,200	$831,547	$7,104,438
Special mention(2)	—	—	—	18,863	53,433	647	—	72,943
Substandard(3)	—	—	—	27,867	28,767	—	—	56,634
Total	$397,335	$1,815,223	$1,235,560	$615,748	$525,755	$1,812,847	$831,547	$7,234,015

For the Three Months Ended March 31, 2026:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of December 31, 2025
		Year of Origination:
	2025	2024	2023	2022	2021	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$1,652,127	$1,238,560	$578,518	$488,572	$175,962	$1,668,596	$829,382	$6,631,717
Special mention(2)	—	—	18,863	37,244	—	—	—	$56,107
Substandard(3)	—	—	27,903	45,354	—	—	—	$73,257
Total	$1,652,127	$1,238,560	$625,284	$571,170	$175,962	$1,668,596	$829,382	$6,761,081

For the Three Months Ended March 31, 2025:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

During the three months ended March 31, 2026 and 2025, within Agricultural Finance - Farm & Ranch loans, Farmer Mac modified loans to borrowers experiencing financial difficulty with aggregate unpaid principal balances of $18.1 million and $6.7 million, respectively. These amounts represented approximately 0.20% and 0.09% of the total Farm & Ranch loan portfolio for each respective year.

There were no modifications to borrowers experiencing financial difficulty within the Agricultural Finance - Corporate AgFinance loans portfolio during the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026, within Infrastructure Finance loans, Farmer Mac modified loans to borrowers experiencing financial difficulty with aggregate unpaid principal balances of $13.2 million, which represented approximately 0.18% of the Infrastructure Finance loans portfolio. There were no modifications to borrowers experiencing financial difficulty within the Infrastructure Finance loans portfolio during the three months ended March 31, 2025.

5.GUARANTEES AND COMMITMENTS

Farmer Mac has recorded a liability for its obligation to stand ready under Farmer Mac's long-term standby purchase commitments ("LTSPCs") in the guarantee and commitment obligation on the consolidated balance sheets. The following table presents Farmer Mac's liability, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs (excluding offsets from recourse provisions, third-party recoveries, or loan collateral), the weighted-average remaining maturity of loans underlying LTSPCs, and the amount of the reserve for losses for the periods indicated:

Table 5.1

	As of March 31, 2026	As of December 31, 2025
	(dollars in thousands)
Guarantee and commitment obligation	$49,327	$49,750
Maximum principal amount	5,158,838	4,997,829
Weighted-average remaining maturity	14.4 years	14.4 years
Reserve for losses	1,571	1,586

6.NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac. Discount notes generally have original maturities of 1 year or less, whereas medium-term notes generally have original maturities of 0.5 years to 25.0 years.

The following tables set forth information related to Farmer Mac's borrowings as of March 31, 2026 and December 31, 2025:

Table 6.1

	March 31, 2026
	Outstanding as of March 31		Average Outstanding During the Quarter
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,064,121	3.78%	$2,275,725	3.78%
Medium-term notes	2,640,399	3.84%	2,731,521	3.86%
Current portion of medium-term notes	6,798,600	3.00%
Total due within one year	$11,503,120	3.33%
Due after one year:
Medium-term notes due in:
Two years	$6,207,456	3.71%
Three years	3,807,152	3.94%
Four years	3,379,599	4.15%
Five years	5,242,070	3.60%
Thereafter	2,138,135	3.04%
Total due after one year	$20,774,412	3.73%
Total principal net of discounts	$32,277,532	3.59%
Hedging adjustments	(41,224)
Total	$32,236,308

	December 31, 2025
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,614,571	3.87%	$1,854,488	4.22%
Medium-term notes	2,822,454	4.02%	2,901,863	4.35%
Current portion of medium-term notes	5,834,657	2.77%
Total due within one year	$11,271,682	3.34%
Due after one year:
Medium-term notes due in:
Two years	$6,641,397	3.65%
Three years	3,740,471	3.97%
Four years	2,836,656	4.24%
Five years	3,889,804	3.71%
Thereafter	2,435,870	2.88%
Total due after one year	$19,544,198	3.71%
Total principal net of discounts	$30,815,880	3.58%
Hedging adjustments	6,690
Total	$30,822,570

The maximum amount of Farmer Mac's discount notes outstanding at any month end during the three months ended March 31, 2026 and 2025 was $2.2 billion and $2.1 billion, respectively.

Callable medium‑term notes give Farmer Mac the option to redeem the debt at par value on specified call dates or, depending on the instrument, periodically on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2026 as of March 31, 2026:

Table 6.2

Debt Callable in 2026 as of March 31, 2026, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2027	$933,756	2.64%
2028	1,241,374	3.95%
2029	1,324,124	4.42%
2030	1,220,984	3.00%
Thereafter	1,504,548	2.64%
Total	$6,224,786	3.35%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of March 31, 2026, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 6.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2026	$13,199,515	3.51%
2027	4,645,344	3.40%
2028	3,417,858	3.92%
2029	2,970,135	4.14%
2030	4,088,892	3.67%
Thereafter	3,955,788	3.28%
Total principal net of discounts	$32,277,532	3.59%

During the three months ended March 31, 2026 and 2025, Farmer Mac called $843.1 million and $488.5 million of callable medium-term notes, respectively.

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
Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The Charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of March 31, 2026, Farmer Mac had not used this borrowing authority.

7.EQUITY

Common Stock

During the first quarter 2026, Farmer Mac paid a quarterly dividend of $1.60 per share on all classes of its common stock. For each quarter in 2025, Farmer Mac paid a quarterly dividend of $1.50 per share on all classes of its common stock.

On August 5, 2025, Farmer Mac's board of directors revised the terms of the company's share repurchase program to increase the total authorized amount of repurchases from the then remaining $9.8 million to $50.0 million, and to extend the expiration date of the program to August 5, 2027.

During first quarter 2026, Farmer Mac repurchased 47,319 shares of Class C non-voting common stock at a cost of approximately $7.1 million. As of March 31, 2026, $30.0 million remain available for repurchase under the program.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both March 31, 2026 and December 31, 2025, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of March 31, 2026, Farmer Mac's minimum capital requirement was $1.1 billion and its core capital level was $1.7 billion, which was $663.2 million above the minimum capital requirement as of that date. As of December 31, 2025, Farmer Mac's minimum capital requirement was $1.0 billion and its core capital level was $1.7 billion, which was $677.7 million above the minimum capital requirement as of that date.

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

8.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of March 31, 2026
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
Government/GSE guaranteed MBS	$—	$5,476,834	$—	$5,476,834
U.S. Treasuries	1,612,790	—	—	1,612,790
ABS	—	—	44,586	44,586
AgVantage	—	—	6,828,759	6,828,759
Interest-Only Farmer Mac Guaranteed Securities	—	—	8,153	8,153
Total AFS Investment Securities	1,612,790	5,476,834	6,881,498	13,971,122
Financial derivatives	304	15,177	—	15,481
Other Assets(2)	—	—	4,867	4,867
Total Assets at fair value	$1,613,094	$5,492,011	$6,886,365	$13,991,470
Liabilities:
Financial derivatives	$93	$46,397	$—	$46,490
Total Liabilities at fair value	$93	$46,397	$—	$46,490
(1) Level 3 assets represent 19% of total assets and 49% of financial instruments measured at fair value.
(2) Represents a retained beneficial interest related to transfers of financial assets.

Assets and Liabilities Measured at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
Government/GSE guaranteed MBS	$—	$5,297,018	$—	$5,297,018
U.S. Treasuries	1,544,147	—	—	1,544,147
AgVantage	—	—	6,730,917	6,730,917
Interest-Only Farmer Mac Guaranteed Securities	—	—	8,203	8,203
Total AFS Investment Securities	1,544,147	5,297,018	6,739,120	13,580,285
Financial derivatives	154	44,721	—	44,875
Other Assets(2)	—	—	4,897	4,897
Total Assets at fair value	$1,544,301	$5,341,739	$6,744,017	$13,630,057
Liabilities:
Financial derivatives	$15	$21,603	$—	$21,618
Total Liabilities at fair value	$15	$21,603	$—	$21,618
(1) Level 3 assets represent 19% of total assets and 49% of financial instruments measured at fair value.
(2) Represents a retained beneficial interest related to transfers of financial assets.

There were no material assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2026 or December 31, 2025.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the three months ended March 31, 2026 and 2025, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three months ended March 31, 2026 and 2025.

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value For the Three Months Ended March 31, 2026
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized (losses)/gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
ABS	$—	$45,000	$—	$—	$(18)	$(396)	$44,586
AgVantage	6,730,917	350,000	(213,096)	(8)	(21,495)	(17,559)	6,828,759
Interest-Only Farmer Mac Guaranteed Securities	8,203	—	(160)	—	—	110	8,153
Total AFS	6,739,120	395,000	(213,256)	(8)	(21,513)	(17,845)	6,881,498

Other Assets	4,897	—	(83)	—	53	—	4,867
Total Assets at fair value	$6,744,017	$395,000	$(213,339)	$(8)	$(21,460)	$(17,845)	$6,886,365

Level 3 Assets and Liabilities Measured at Fair Value For the Three Months Ended March 31, 2025
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains included in Income	Unrealized (losses)/gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
Auction-rate certificates backed by Government guaranteed student loans	$19,476	$—	$—	$—	$—	$(123)	$19,353
AgVantage	5,505,531	300,000	(275,854)	50	82,066	2,719	5,614,512
Interest-Only Farmer Mac Guaranteed Securities	9,015	—	(174)	—	—	31	8,872
Total AFS	5,534,022	300,000	(276,028)	50	82,066	2,627	5,642,737

Other Assets	5,382	—	(86)	—	1	—	5,297
Total Assets at fair value	$5,539,404	$300,000	$(276,114)	$50	$82,067	$2,627	$5,648,034

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of March 31, 2026 and December 31, 2025:

Table 8.3

	As of March 31, 2026
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
ABS	$44,586	Discounted cash flow	Discount rate	7.6% - 7.6% (7.6%)
AgVantage	$6,828,759	Discounted cash flow	Discount rate	4.5% - 7.8% (4.7%)
Interest-Only Farmer Mac Guaranteed Securities	$8,153	Discounted cash flow	Discount rate	7.4%
			CPR	3%
Other Assets	$4,867	Discounted cash flow	Discount rate	7.4%
			CPR	3%

	As of December 31, 2025
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
AgVantage	$6,730,917	Discounted cash flow	Discount rate	4.3% - 4.9% (4.5%)
Interest-Only Farmer Mac Guaranteed Securities	$8,203	Discounted cash flow	Discount rate	7.8%
			CPR	3%
Other Assets	$4,897	Discounted cash flow	Discount rate	7.8%
			CPR	3%

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of March 31, 2026 and December 31, 2025:

Table 8.4

	As of March 31, 2026
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$773,935	$773,935	$—	$—	$773,935
Investment securities	18,218,995	1,612,790	5,476,834	10,954,657	18,044,281
Loans	17,211,635	—	—	17,229,987	17,229,987
Financial derivatives	15,481	304	15,177	—	15,481
Guarantee and commitment fees receivable	56,941	—	—	62,487	62,487
Financial liabilities:
Notes payable	32,236,308	—	—	31,829,907	31,829,907
Debt securities of consolidated trusts held by third parties	2,275,001	—	—	2,323,479	2,323,479
Financial derivatives	46,490	93	46,397	—	46,490
Guarantee and commitment obligations	54,201	—	—	59,748	59,748

	As of December 31, 2025
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$931,067	$931,067	—	—	$931,067
Investment securities	17,550,379	1,544,147	5,297,018	10,548,943	17,390,108
Loans	16,321,276	—	—	16,342,149	16,342,149
Financial derivatives	44,875	154	44,721	—	44,875
Guarantee and commitment fees receivable	57,214	—	—	63,677	63,677
Financial liabilities:
Notes payable	30,822,570	—	—	30,489,417	30,489,417
Debt securities of consolidated trusts held by third parties	2,365,435	—	—	2,420,149	2,420,149
Financial derivatives	21,618	15	21,603	—	21,618
Guarantee and commitment obligations	54,770	—	—	61,234	61,234

9.BUSINESS SEGMENT REPORTING

The following table presents Farmer Mac's seven segments:

Agricultural Finance		Infrastructure Finance			Treasury
Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments

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

The following tables present segment core earnings and assets for the three months ended March 31, 2026 and 2025.

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended March 31, 2026
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$168,992	$25,169	$73,864	$16,124	$31,959	$19,203	$80,650	$415,961
Interest expense(1)	(130,391)	(16,230)	(67,330)	(10,296)	(22,880)	12,112	(79,550)	(314,565)
Less: reconciling adjustments(2)(3)	(928)	—	(43)	—	—	1,332	242	603
Net effective spread	37,673	8,939	6,491	5,828	9,079	32,647	1,342	101,999
Guarantee and commitment fees(3)	4,952	267	200	875	421	—	—	6,715
Other income/(expense)	875	—	—	(56)	—	—	—	819
(Provision for)/release of losses	(2,859)	(2,020)	61	47	(56)	—	—	(4,827)
Operating expenses(1)	(8,165)	(2,480)	(1,097)	(1,705)	(1,890)	(2,422)	(824)	(18,583)
Income tax expense	(6,620)	(988)	(1,188)	(1,048)	(1,586)	(6,347)	(109)	(17,886)
Segment core earnings	$25,856	$3,718	$4,467	$3,941	$5,968	$23,878	$409	$68,237

Reconciliation to net income:
Net effects of derivatives and trading securities								$71
Unallocated (expenses)/income								(14,759)
Income tax effect related to reconciling items								5,574
Net income								$59,123

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$20,240,198	$2,052,309	$7,975,632	$1,690,148	$2,887,767	$—	$—	$34,846,054
Off-balance sheet assets under management								(5,902,319)
Unallocated assets								7,785,511
Total assets on the Consolidated Balance Sheets								$36,729,246
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

Core Earnings by Business Segment
For the Three Months Ended March 31, 2025
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$149,681	$25,122	$64,995	$10,833	$20,315	$32,978	$77,490	$381,414
Interest expense(1)	(114,789)	(16,482)	(59,638)	(7,267)	(15,203)	(1,460)	(75,636)	(290,475)
Less: reconciling adjustments(2)(3)	(1,007)	—	(28)	—	—	86	—	(949)
Net effective spread	33,885	8,640	5,329	3,566	5,112	31,604	1,854	89,990
Guarantee and commitment fees(3)	4,551	197	221	336	183	—	—	5,488
Other income/(expense)	1,222	—	—	—	—	—	22	1,244
Release of/(provision for) losses	193	(828)	(77)	229	(1,100)	—	—	(1,583)
Operating expenses(1)	(6,595)	(2,133)	(1,123)	(1,052)	(1,708)	(2,800)	(823)	(16,234)
Income tax expense	(6,982)	(1,235)	(913)	(647)	(522)	(6,049)	(221)	(16,569)
Segment core earnings	$26,274	$4,641	$3,437	$2,432	$1,965	$22,755	$832	$62,336

Reconciliation to net income:
Net effects of derivatives and trading securities								$(2,535)
Unallocated (expense)/income								(13,245)
Income tax effect related to reconciling items								3,095
Net income								$49,651

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,094,515	$1,889,363	$7,187,966	$974,835	$1,608,664	$—	$—	$29,755,343
Off-balance sheet assets under management								(5,071,733)
Unallocated assets								7,120,329
Total assets on the Consolidated Balance Sheets								$31,803,939
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

10.INCOME TAXES

During the first quarter of 2026, Farmer Mac purchased $45.0 million of tax credits at prices ranging from approximately $0.91 to $0.93 per $1.00 of credit, resulting in a benefit of $4.2 million. Farmer Mac did not purchase any tax credits during the first quarter of 2025.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the three months ended March 31, 2026. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on February 19, 2026 (the "2025 Annual Report").

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
•changes in capital position;
•future dividend payments; and
•other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve assumptions, estimates, and the evaluation of risks and uncertainties. Various factors or events, both known and unknown, could cause our actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Farmer Mac's 2025 Annual Report as well as uncertainties about:

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

Overview

We are driven by our mission to increase the accessibility of financing to provide vital liquidity for American agriculture and rural infrastructure. Our secondary market provides liquidity to the nation's agricultural and rural infrastructure businesses, supporting a vibrant and strong rural America. We offer a wide range of solutions to help meet financial institutions’ growth, liquidity, risk management, and capital relief needs across diverse markets, including agriculture, agribusiness, broadband infrastructure, power & utilities, and renewable energy. We are uniquely positioned to facilitate competitive access to financing that fuels growth, innovation, and prosperity in America's rural and agricultural communities. We also provide investment opportunities to entities, such as states, counties, municipalities, pension funds, banks, public trust funds, and credit unions, that may diversify their investment portfolios and provide possibilities to earn a competitive return on their investment dollars.

During first quarter 2026, we:

•provided $3.4 billion in liquidity and lending capacity to lenders serving rural America;
•maintained strong liquidity in our investment portfolio, averaging 301 days of liquidity during 2026, well above the regulatory requirement of a minimum of 90 days of liquidity; and
•maintained our strong capital position, with capital of $0.7 billion in excess of the minimum regulatory capital requirement, and maintained uninterrupted access to the debt capital markets.

The discussion below of our financial information includes "non-GAAP measures," which are measures of financial performance not presented in accordance with generally accepted accounting principles in the United States ("GAAP"). For more information about the non-GAAP measures we use, see MD&A—Use of Non-GAAP Measures.
Net Income and Core Earnings

The following table presents our net income attributable to common stockholders and core earnings for the periods presented. Core earnings is a non-GAAP measure that differs from net income attributable to common stockholders by excluding the effects of fair value fluctuations and specified infrequent or unusual transactions.

Table 1

	For the Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
	(in thousands)
Net income attributable to common stockholders	$51,832	$40,638	$43,985
Core earnings	51,741	39,996	45,966

The $11.2 million and $11.7 million sequential increases in net income attributable to common stockholders and core earnings, respectively, were both primarily attributable to a $11.7 million decrease in the provision for credit losses in the first quarter of 2026.

The $7.8 million year-over-year increase in net income attributable to common stockholders for the first quarter of 2026 was primarily attributable to a $10.5 million increase in net interest income ("NII"), partially offset by a $2.6 million increase in the provision for credit losses.

The $5.8 million year-over-year increase in core earnings for the first quarter of 2026 was primarily attributable to a $12.0 million increase in net effective spread ("NES") and a $1.2 million increase in guarantee and commitment fees. These impacts were partially offset by a $2.6 million increase in the provision for credit losses and a $3.9 million increase in operating expenses.

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

Table 2

	For the Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
	(in thousands)
Net interest income	$101,396	$104,521	$90,939
Net interest yield %	1.13%	1.23%	1.15%
Net effective spread	$101,999	$101,389	$89,990
Net effective spread %	1.16%	1.22%	1.17%

The sequential decrease of $3.1 million in NII for the first quarter 2026 was primarily attributable to the effects of fair value changes on fair value hedge relationships and expenses related to undesignated financial derivatives, partially offset by net volume growth. The sequential decrease of 10 basis points (bps) in net interest yield was primarily comprised of a decline due to the effects of derivatives, and two fewer days in the period, which disproportionately impacts revenue from our fastest-growing, highest-spread segments. In addition, we saw a mix shift toward growth in our lower‑spread Farm & Ranch AgVantage securities and somewhat lower contribution from the investment portfolio.

NES increased sequentially by $0.6 million driven primarily by net volume growth, led by the Farm & Ranch and Power & Utilities portfolios. The contribution of net volume growth to NES was partially offset by the impact of two fewer days in the quarter, primarily affecting the Renewable Energy and Broadband portfolios, and a decline in investment NES resulting from lower spreads in the liquidity portfolio. NES yield saw a 6bps sequential decline primarily driven by fewer days in the period, which disproportionately impacts revenue from our fastest-growing, highest-spread segments. In addition, we saw a mix shift toward growth in our lower‑spread Farm & Ranch AgVantage securities and somewhat lower contribution from the investment portfolio.

The year-over-year increase of $10.5 million in NII and $12.0 million in NES were both primarily driven by an $11.5 million increase related to net volume growth, primarily in Infrastructure Finance and Farm & Ranch.

See MD&A—Use of Non-GAAP Measures for more information about our use of NES as a financial measure and Table 9 in MD&A—Results of Operations—Net Interest Income for a reconciliation of NII to NES.

Business Volume

Our outstanding business volume was $34.8 billion as of March 31, 2026, a net increase of $1.5 billion from December 31, 2025 after taking into account all new business, maturities, sales, and paydowns on existing assets. The net increase was due to new volume during the quarter totaling $3.4 billion, partially offset by scheduled maturities and repayments of $1.9 billion. The net new volume includes increases of $0.8 billion in the Agricultural Finance and $0.7 billion in the Infrastructure Finance lines of business. For more information about our business volume, see MD&A—Results of Operations—Business Volume.

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

Credit Quality

Our allowance for losses increased $2.1 million from December 31, 2025 to March 31, 2026, primarily due to $4.3 million in net provision expense offset by a $2.2 million charge-off. These changes are primarily attributed to new volume growth across all of our segments and portfolio credit migration.

For more information about our provision, see Note 4—Loans to the consolidated financial statements and MD&A—Results of Operations.

The following table presents Agricultural Finance mortgage loans and Infrastructure Finance loans classified as substandard, in dollars and as a percentage of the respective portfolio as of March 31, 2026 and December 31, 2025:

Table 3

	As of March 31, 2026		As of December 31, 2025
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
Agricultural Finance	$592,438	4.12%	$494,217	3.52%
Infrastructure Finance	58,850	0.69%	75,546	0.96%
Total	$651,288		$569,763

Total substandard assets increased $81.5 million from December 31, 2025 to March 31, 2026, with the amount of substandard assets as a percentage of the portfolio increasing from 3.52% at December 31, 2025 to 4.12% at March 31, 2026 for Agricultural Finance loans and decreasing from 0.96% at December 31, 2025 to 0.69% at March 31, 2026 for Infrastructure Finance. The increase in substandard assets for Agricultural Finance loans was primarily driven by credit downgrades in crops and agricultural storage and processing while the decrease in substandard assets for Infrastructure Finance was related to a credit upgrade in the renewable energy segment.

The following table presents 90-day delinquency rates for our Agricultural Finance mortgage loans and Infrastructure Finance loans, in dollars and as a percentage of total outstanding business volume as of March 31, 2026 and December 31, 2025:

Table 4

	As of March 31, 2026		As of December 31, 2025
	90-Day Delinquencies	% of Total Outstanding Volume	90-Day Delinquencies	% of Total Outstanding Volume
	(dollars in thousands)
Agricultural Finance	$179,817	0.52%	$132,550	0.40%
Infrastructure Finance	—	—%	—	—%
Total	$179,817	0.52%	$132,550	0.40%

Across all of our lines of business, 90-day delinquency rates increased modestly in first quarter 2026 as compared to Q4 2025, but continue to remain at low levels.

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

Table 5

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$51,832	$43,985
Less reconciling items:
Losses on undesignated financial derivatives due to fair value changes (see Table 11)	(679)	(2,573)
Gains on hedging activities due to fair value changes	362	1,099
Unrealized gains on trading securities	53	9
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value(1)	44	28
Net effects of terminations or net settlements on financial derivatives	335	(1,070)
Income tax effect related to reconciling items	(24)	526
Sub-total	91	(1,981)
Core earnings	$51,741	$45,966

Composition of Core Earnings:
Revenues:
Net effective spread(2)	$101,999	$89,990
Guarantee and commitment fees(3)	6,715	5,488
Other(4)	1,185	1,315
Total revenues	109,899	96,793

Credit related expense (GAAP):
Provision for losses	4,308	1,684
Other credit related expense/(income)	889	(33)
Total credit related expense	5,197	1,651

Operating expenses (GAAP):
Compensation and employee benefits	21,257	17,752
General and administrative	11,262	10,758
Regulatory fees	863	1,000
Total operating expenses	33,382	29,510

Net earnings	71,320	65,632
Income tax expense(5)	12,288	14,000
Preferred stock dividends (GAAP)	7,291	5,666
Core earnings	$51,741	$45,966

Core EPS:
Basic	$4.77	$4.22
Diluted	$4.74	$4.19
Weighted-average shares:
Basic	10,844	10,896
Diluted	10,922	10,983
(1)Reflects the amortization recorded during the reporting period on those assets for which the premium, discount, or deferred gain was a result of consolidation accounting rather than a cash transaction.
(2)NES is a non-GAAP measure. See MD&A—Use of Non-GAAP Measures—Net Effective Spread for more information and Table 9 for a reconciliation of NII to NES.
(3)Includes NII of $0.9 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively, related to consolidated trusts owned by third parties reclassified from net interest income to guarantee and commitment fees.

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

Table 6

Reconciliation of GAAP Basic EPS to Core Earnings - Basic EPS
	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands, except per share amounts)
GAAP - Basic EPS	$4.78	$4.04
Less reconciling items:
Losses on undesignated financial derivatives due to fair value changes (see Table 11)	(0.06)	(0.23)
Gains on hedging activities due to fair value changes	0.03	0.10
Unrealized gains on trading securities	0.01	—
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—
Net effects of terminations or net settlements on financial derivatives	0.03	(0.10)
Income tax effect related to reconciling items	—	0.05
Sub-total	0.01	(0.18)
Core Earnings - Basic EPS	$4.77	$4.22

Shares used in per share calculation (GAAP and Core Earnings)	10,844	10,896

Reconciliation of GAAP Diluted EPS to Core Earnings - Diluted EPS
	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$4.75	$4.01
Less reconciling items:
Losses on undesignated financial derivatives due to fair value changes (see Table 11)	(0.06)	(0.23)
Gains on hedging activities due to fair value changes	0.03	0.10
Unrealized gains on trading securities	0.01	—
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—
Net effects of terminations or net settlements on financial derivatives	0.03	(0.10)
Income tax effect related to reconciling items	—	0.05
Sub-total	0.01	(0.18)
Core Earnings - Diluted EPS	$4.74	$4.19

Shares used in per share calculation (GAAP and Core Earnings)	10,922	10,983

The following sections provide more detail about specific components of our results of operations.

Net Interest Income. The following tables provide information about interest-earning assets and funding, composition of changes in NII due to rate and volume, and a reconciliation of NII to NES for the three months ended March 31, 2026 and 2025. See MD&A—Use of Non-GAAP Measures—Net Effective Spread for more information about the differences between NII and NES. Our interest-earning assets include:

•"Liquidity investments", which are defined as cash, cash equivalents (including U.S. Treasury securities, operational deposits, and other short-term money market instruments), and other investment securities (including securities guaranteed by the U.S. Government and its agencies or by GSEs and asset-backed securities) that can be drawn upon for liquidity needs. For additional details regarding our liquidity investments, see MD&A—Liquidity and Capital Resources.

•"Program Assets" are those assets that fulfill our mission to increase the accessibility of financing to provide vital liquidity for American agriculture and rural infrastructure. Program Assets include but are not limited to Eligible Loans, Farmer Mac Guaranteed Securities, AgVantage Securities, USDA Securities, and other asset‑backed securities.

Table 7

	For the Three Months Ended
	March 31, 2026			March 31, 2025
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Liquidity investments	$8,119,590	$84,382	4.16%	$7,198,035	$83,308	4.63%
Program Assets	27,931,160	331,579	4.75%	24,513,086	298,105	4.86%
Total interest-earning assets	36,050,750	415,961	4.62%	31,711,121	381,413	4.81%
Funding:
Total interest-bearing liabilities	33,837,870	314,565	3.72%	29,556,716	290,474	3.93%
Net non-interest-bearing funding	2,212,880	—		2,154,405	—
Total funding	36,050,750	314,565	3.49%	31,711,121	290,474	3.66%
Net interest income/yield	$36,050,750	$101,396	1.13%	$31,711,121	$90,939	1.15%

Table 8

	For the Three Months Ended March 31, 2026 Compared to Same Period in 2025
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Liquidity investments	$(8,986)	$10,060	$1,074
Program Assets	(7,248)	40,722	33,474
Total	(16,234)	50,782	34,548
Expense from other interest-bearing liabilities	(16,326)	40,417	24,091
Change in net interest income	$92	$10,365	$10,457

Table 9

	For the Three Months Ended
	March 31, 2026		March 31, 2025
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income	$101,396	1.13%	$90,939	1.15%
Net effects of single-class consolidated trusts	(930)	0.02%	(1,010)	0.02%
Expense related to undesignated financial derivatives	969	0.01%	318	—%
Amortization of premiums/discounts on assets consolidated at fair value	(41)	—%	(25)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	967	0.01%	867	0.01%
Fair value changes on fair value hedge relationships	(362)	(0.01)%	(1,099)	(0.01)%
Net effective spread	$101,999	1.16%	$89,990	1.17%

The year-over-year increase of $10.5 million in NII and $12.0 million in NES were both primarily driven by an $11.5 million increase related to net volume growth, primarily in Infrastructure Finance and Farm & Ranch.

See Note 9—Business Segments to the consolidated financial statements for more information about NII and NES from our business segments. See MD&A—Supplemental Information for quarterly NES by line of business.

Provision for Allowance for Losses. The following table summarizes the components of our total allowance for losses for the three month period ended March 31, 2026 and 2025:

Table 10

	For the Three Months Ended
	As of March 31, 2026	As of March 31, 2025
	Allowance for Losses	Allowance for Losses
	(in thousands)
Beginning Balance	$37,999	$23,670
Provision for losses	4,308	1,684
Charge-off	(2,175)	—
Recovery	—	83
Ending Balance	$40,132	$25,437

Our allowance for loan loss increased $2.1 million from December 31, 2025 to March 31, 2026, primarily due to $4.3 million in provision expense offset by $2.2 million in charge-offs.

The $4.3 million provision to the allowance during the three months ended March 31, 2026 is primarily attributed to new volume growth across all of our segments and portfolio credit migration.

For additional information, see Note 4—Loans to the consolidated financial statements and MD&A—Risk Management—Credit Risk—Loans and Guarantees.

Gains/(losses) on financial derivatives. The components of gains and losses on financial derivatives for the three months ended March 31, 2026 and 2025 are summarized in the following table:

Table 11

	For the Three Months Ended
			Change
	March 31, 2026	March 31, 2025	$	%
	(dollars in thousands)
Losses on undesignated financial derivatives due to fair value changes	$(679)	$(2,573)	$1,894	(74)%
Accrual of contractual payments	969	318	651	205%
Gains/(losses) due to terminations or net settlements	850	(381)	1,231	(323)%
Gains/(losses) on financial derivatives	$1,140	$(2,636)	$3,776	(143)%

These changes in fair value are primarily the result of fluctuations in interest rates. Payments or receipts to terminate undesignated derivative positions or net cash settled forward sales contracts on the debt of other GSEs and undesignated U.S. Treasury security futures and initial cash payments received upon the inception of certain undesignated swaps are included in "Gains/(losses) due to terminations or net settlements" in the table above. See Note 3—Financial Derivatives to the consolidated financial statements for more information about our financial derivatives.

Operating Expenses. The following table summarizes components of operating expenses for the three months ended March 31, 2026 and 2025:

Table 12

	For the Three Months Ended
			Change
	March 31, 2026	March 31, 2025	$	%
	(dollars in thousands)
Compensation and employee benefits	$21,257	$17,752	$3,505	20%
General and administrative	11,262	10,758	504	5%
Regulatory fees	863	1,000	(137)	(14)%
Total Operating Expenses	$33,382	$29,510	$3,872	13%

The year-over-year increase in compensation and employee benefits expenses for the three months ended March 31, 2026 was largely due to increased headcount and increased bonus accruals associated with strong financial performance compared to targets in 2025.

The year-over-year increase in general and administrative expenses for the three months ended March 31, 2026 was primarily attributable to transactional legal fees.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three months ended March 31, 2026 and 2025:

Table 13

	For the Three Months Ended
			Change
	March 31, 2026	March 31, 2025	$	%
	(dollars in thousands)
Income tax expense	$12,312	$13,474	$(1,162)	(9)%
Effective tax rate	17.2%	21.3%		(4.1)%

The year-over-year decrease in income tax expense and the effective tax rate for the three months ended March 31, 2026 was primarily attributable to increased purchases of renewable energy investment tax credits. During the first quarter of 2026, we purchased $45.0 million of tax credits at prices ranging from approximately $0.91 to $0.93 per $1.00 of credit, resulting in a benefit of $4.2 million. We did not purchase any tax credits during the first quarter of 2025.

Business Volume. The following table presents our outstanding volume in each line of business as of the dates indicated:

Table 14

Outstanding Business Volume
	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans and other securities	$8,876,651	$8,492,788
AgVantage Securities	4,595,000	4,270,000
USDA Securities	2,483,234	2,443,432
Unfunded commitments & guarantees	3,916,888	3,977,136
Loans serviced for others	368,425	381,560
Total Farm & Ranch	$20,240,198	$19,564,916
Corporate AgFinance:
Loans and other securities	$1,502,771	$1,460,691
AgVantage Securities	280,677	190,977
Unfunded commitments & guarantees	268,861	298,868
Total Corporate AgFinance	$2,052,309	$1,950,536
Total Agricultural Finance	$22,292,507	$21,515,452
Infrastructure Finance:
Power & Utilities:
Loans and other securities	$3,708,434	$3,548,523
AgVantage Securities	3,926,387	3,967,154
Unfunded commitments & guarantees	340,811	344,945
Total Power & Utilities	$7,975,632	$7,860,622
Broadband Infrastructure:
Loans and other securities	$1,104,542	$1,009,890
Unfunded commitments & guarantees	585,606	522,316
Total Broadband Infrastructure	$1,690,148	$1,532,206
Renewable Energy:
Loans and other securities	$2,466,039	$2,202,668
Unfunded commitments & guarantees	421,728	240,621
Total Renewable Energy	$2,887,767	$2,443,289
Total Infrastructure Finance	$12,553,547	$11,836,117
Total	$34,846,054	$33,351,569

The following table presents the net growth or decrease in our lines of business for the three months ended March 31, 2026 and 2025:

Table 15

Net New Business Volume
	For the Three Months Ended
	March 31, 2026	March 31, 2025
	Net Growth/(Decrease)	Net Growth/(Decrease)
	(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans and other securities	$383,863	$53,559
AgVantage Securities	325,000	(505,000)
USDA Securities	39,802	6,434
Unfunded commitments & guarantees	(60,248)	(52,213)
Loans serviced for others	(13,135)	(15,233)
Total Farm & Ranch	$675,282	$(512,453)
Corporate AgFinance:
Loans and other securities	$42,080	$(10,472)
AgVantage Securities	89,700	(12,569)
Unfunded commitments & guarantees	(30,007)	24,699
Total Corporate AgFinance	$101,773	$1,658
Total Agricultural Finance	$777,055	$(510,795)
Infrastructure Finance:
Power & Utilities:
Loans and other securities	$159,911	$133,899
AgVantage Securities	(40,767)	275,406
Unfunded commitments & guarantees	(4,134)	(30,705)
Total Power & Utilities	$115,010	$378,600
Broadband Infrastructure:
Loans and other securities	$94,652	$35,629
Unfunded commitments & guarantees	63,290	136,740
Total Broadband Infrastructure	$157,942	$172,369
Renewable Energy:
Loans and other securities	$263,371	$164,979
Unfunded commitments & guarantees	181,107	27,160
Total Renewable Energy	$444,478	$192,139
Total Infrastructure Finance	$717,430	$743,108
Total	$1,494,485	$232,313

Our outstanding business volume was $34.8 billion as of March 31, 2026, a net increase of $1.5 billion from December 31, 2025.

The increase in outstanding business volume during the first quarter of 2026, was attributable to a $0.8 billion increase in the Agricultural Finance portfolio and a $0.7 billion increase in outstanding business volume in the Infrastructure Finance portfolio.

The increase in the Agricultural Finance portfolio during the first quarter of 2026 primarily consisted of a $0.7 billion increase in Farm & Ranch, largely due to net growth in Loans and AgVantage Securities. Volume in AgVantage securities across both Farm & Ranch and Corporate AgFinance increased by $0.4 billion reflecting $0.9 billion in purchases, partially offset by $0.5 billion in repayment activity.

The increase in the Infrastructure Finance portfolio consisted of a $0.1 billion increase in Power & Utilities, a $0.2 billion increase in Broadband Infrastructure, and a $0.4 billion increase in Renewable Energy. The Renewable Energy segment experienced strong growth in the first quarter of 2026 with Loans and unfunded commitments combining to add $0.8 billion in new volume, partially offset by scheduled maturity and repayment activity of $0.4 billion.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of March 31, 2026:

Table 16

Schedule of Principal Amortization as of March 31, 2026
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2026	$904,856	$395,498	$97,392	$1,397,746
2027	1,029,423	659,466	123,716	1,812,605
2028	1,275,385	488,935	122,112	1,886,432
2029	1,310,314	628,690	122,831	2,061,835
2030	1,432,816	407,428	127,115	1,967,359
Thereafter	11,652,764	2,782,142	2,061,803	16,496,709
Total	$17,605,558	$5,362,159	$2,654,969	$25,622,686

Of the $34.8 billion outstanding business volume as of March 31, 2026, $8.8 billion were AgVantage securities included in the Agricultural Finance and Infrastructure Finance lines of business. Unlike business volume from our other products, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. Changes in periodic AgVantage securities volume are primarily driven by the larger transaction size typical for that product, scheduled maturity amounts for a particular period, the liquidity needs of our AgVantage counterparties, and changes in the pricing and availability of wholesale funding from other sources. Based on these factors, we expect business volumes in AgVantage securities to continue to fluctuate. The following table summarizes by maturity date the outstanding principal amount of AgVantage securities as of March 31, 2026:

Table 17

AgVantage Balances by Year of Maturity
As of
March 31, 2026
(in thousands)
2026	$865,386
2027	1,185,007
2028	1,081,205
2029	1,290,884
2030	1,501,645
Thereafter(1)	2,877,937
Total	$8,802,064
(1)Includes various maturities ranging from 2031 to 2055.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 5.6 years as of March 31, 2026.

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

Several factors continue to influence our business volume growth dynamics. Because the Farm & Ranch portfolio contains a significant share of legacy low‑rate loans, refinance incentives remain muted, keeping prepayment rates below historical norms. Also, a tightening agricultural economy is creating the need for more liquidity and working capital for borrowers managing through this agricultural cycle. The net effect of these forces contributed to strong Farm & Ranch loan purchase portfolio growth during first quarter 2026 and we anticipate this growth to persist throughout the rest of 2026. We experienced an increase in wholesale finance volume during first quarter 2026, driven by financings drawn from numerous AgVantage facilities, including a large issuance from a facility put in place in late 2025. Future wholesale finance growth will likely be influenced by market interest rates and credit spreads, overall economic conditions and loan growth opportunities, and the relative value of our product versus the broader market. Continued strong interest in data centers, broadband expansion, and constructing and completing renewable energy projects before the sunset of tax credits, along with the overall need for energy generation and transmission capacity for rural America, provided significant opportunities for Infrastructure Finance during first quarter 2026. We expect these opportunities to persist for the remainder of the year.

Opportunities for profitable future business volume growth include our potential role in alleviating liquidity, capital, and return-on-equity challenges faced by agricultural and infrastructure lenders. Our suite of products includes loan and loan portfolio purchases, participations, guarantees, LTSPCs, wholesale funding, and risk-transfer financial securities. Ongoing business and product development efforts continue to attract private lenders, institutional investors, and non-traditional originators, resulting in the diversification of our customer base and product set, which could potentially generate increased product demand from new sources. Our expanded loan servicing capabilities enhance our loan portfolio purchase value proposition, adding new product offerings to an increasingly diverse customer base.

Growing relationships with larger agriculture lenders, industry consolidation, interest rate volatility, general market uncertainty, and financial institutions' increasing focus on capital efficiency and liquidity, are expected to continue to provide increased opportunities for our loan purchase, risk management, and wholesale funding solutions. The financing needs arising from mergers, acquisitions, consolidation, and vertical integration in the agricultural and infrastructure industries present further opportunities for our loan purchase products and other financing solutions. Investments supporting consumer and food, fuel and fiber supply demand may increase financing needs in the food and agriculture supply chain, potentially requiring incremental capital support through the secondary market. Deepening relationships with eligible infrastructure counterparties are expected to continue to create opportunities to support fiber and broadband-related transactions, including significant market activity and investments in wholesale data centers and renewable energy projects.

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

Another focus of our planned infrastructure investments is a continued effort to expand our servicing capabilities and to enhance the efficiency of processes associated with loan onboarding and servicing. We expect to continue to leverage technology enhancements and servicing standardization efforts to drive scalability and consistency. We plan to implement technology enhancements and process re-engineering over the next several years to continue to incorporate servicing platform optimization and to provide flexibility in accessing loan portfolio information, increase standardization of data and processing, and streamline operational workflows.

Agricultural Finance Industry Outlook

Farm Incomes

The farm profitability outlook remains varied for 2026. Total net cash farm income rebounded slightly in 2025, rising 8% relative to 2024 according to the USDA. In 2026, the USDA’s initial forecast shows farm incomes rising another 3% relative to 2025. However, that expected overall improvement obscures a bifurcation across agricultural sectors. Namely, crop producers face headwinds from tepid commodity prices and elevated input costs that have compressed margins, while livestock producers are expected to benefit again in 2026 from robust consumer and export demand and falling feed costs. Shifts in the outlook for trade could have a meaningful impact on commodity prices and farm incomes. The current USDA forecast shows U.S. agricultural exports increasing modestly in 2026.

One notable development during first quarter 2026 was a global spike in energy prices due to recent events in the Middle East. The spike in energy markets drove fuel and fertilizer prices higher ahead of the 2026 U.S. growing season. Some producers may have been financially insulated for this growing season, as it is common to contract for inputs before planting. However, industry estimates vary regarding the proportion of growers who had purchased fuel and fertilizer ahead of the recent events in the Middle East, and the proportion of inputs procured in advance likely varies by geography and production type. At the same time, higher energy prices have historically been supportive of commodity prices. The impact on prices has varied significantly across crop types, though, and may continue to do so. All told, higher fuel and fertilizer prices might pressure margins this year if producers do not see a corresponding increase in the prices for commodities they grow. Ultimately, the total financial impact on growers will likely be determined by the duration of the energy market disruption.

A divergence in commodity prices between row crops and proteins combined with elevated input costs could lead to competing and compounding impacts on loan performance and agricultural credit demand. Constraints on cash flow and additional market volatility could cause loan delinquencies to rise above historical averages, most likely in commodities experiencing negative market conditions, such as some grains and permanent crops. Cash flow constraints and heightened uncertainty can also increase demand for debt capital to reorganize balance sheets and replace lost incomes. We believe that our portfolio and market strategy is sufficiently diversified by borrower, industry, and region to maintain robust portfolio performance through the current cycle to be positioned to support any expansion of the farm mortgage market that may arise in the coming quarters.

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

Farmland transaction data, like the USDA survey results, show weaker farmland sales prices in 2025. The Farmer Mac Farmland Price Index Powered by AcreValue® decreased 2% in fourth quarter 2025 relative to the same period in 2024. Basing this index on actual farmland transactions can lead to greater volatility, as many economic factors affecting land markets are highly localized and some markets may experience greater volatility in farmland values than state or national averages indicate. Based on our robust collateral underwriting standards, we believe that our loan collateral is well-positioned to endure reasonably foreseeable volatility in farmland values that could result from external factors.

Markets and Weather

Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. Some of the external market conditions that have affected, and could continue to adversely affect, the farm and food sectors in 2026 include foreign trade and trade policy, supply chain disruptions, and weather and environmental conditions. Water availability is a perennial concern for many agricultural producers. Drought conditions increased modestly in intensity and prevalence in first quarter 2026, largely across several southern, southwestern, and southeastern states.

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

Agricultural Processing and Food Supply Chain

The production of food, feed, fiber, and biofuels has generally been economically viable during the past few years, but economic factors continue to evolve into 2026. Biofuels have gained demand due to low-carbon regulations in several states and incremental tax benefits for the production of renewable diesel and sustainable aviation fuel. The spike in energy prices in first quarter 2026 is also potentially supportive of biofuel margins. A large number of planned biofuel projects and new facilities for 2026 and 2027 could provide support for raw materials such as corn and soybeans, but markets for these fuels are nascent and could evolve or erode rapidly in the coming quarters. Trade policy uncertainty, labor availability, changes to consumer demand due to health policy and pharmaceuticals, and a high risk of global economic stress could pose challenges for these sectors into 2026. Still, consumer spending held steady throughout 2024 and 2025, providing stable conditions for value-added food, feed, fiber, and biofuel consumption. Consumer demand, particularly for animal protein products, is expected to provide a good tailwind for many food processors and agribusinesses in 2026. Credit demand in these sectors could grow in the next few quarters if interest rate policy maintains course or loosens, inflation rises again, mergers and acquisitions activity increases, or economic and trade policy uncertainty clears up.

Infrastructure Finance Industry Outlook

Power & Utilities

Economic conditions affecting rural power and electricity markets typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers advanced in 2025, with an annual increase in sales of 1.5% and an increase in revenue of 7.3%, respectively, in the last 12 months through January 2026 compared to January 2025. This increase was the result of higher residential and commercial electricity sales combined with a sizable increase in average prices paid for electricity relative to the previous year. Electricity demand was consistently strong in 2025, and power producers are continuing to invest in more capacity to meet the rising demand from consumers and data centers. Continued geopolitical uncertainty in the Middle East and Eastern Europe have led to higher energy price volatility, but power producers are generally able to pass higher input costs through to retail electricity prices, as evidenced by higher retail electricity prices in 2022, 2023, and 2025. Credit demand for electric cooperatives will likely be tied to ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure. These growth opportunities may be affected by the demand for electric power in rural areas, increased power demand from regional data centers, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Generally, these investments are expected to continue at or above historical levels based on the replacement and modernization of existing and new infrastructure, as well as increasing demand for electricity across the spectrum of residential, commercial, and industrial customers.

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

Changes to tax policy may alter the trajectory and velocity of investments in U.S. renewable energy. H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" signed into law on July 4, 2025, phases out tax credits that have been routinely used to support renewable power project investments. As these tax credits phase out, new power projects are still likely to be financed, but the marginal costs of electricity generation may be higher without subsidies. Increased political and policy uncertainty and higher cost structures could decrease the overall renewable power investment market growth velocity over the next five years. Wood Mackenzie estimates U.S. solar installations dropped 14% in 2025 relative to the total gigawatts installed in 2024. However, due to the substantial increase in demand for electricity and need for new power generation, we expect to continue to participate in renewable energy power project finance transactions for both new projects and refinancing opportunities of existing projects.

As of March 31, 2026, we have calculated approximately $30 million of remaining capacity to use renewable energy tax credits to carry back to the prior three years' federal corporate income tax liability. We are focused on purchasing renewable energy tax credits for projects in rural areas or associated with agriculture, such as renewable gas generation from dairy waste. Under H.R. 1's phase-outs of future renewable energy investment tax credits, projects eligible for renewable energy investment tax credits generally must be placed in service by December 31, 2027 unless construction begins by July 4, 2026.

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

Balance Sheet Review

The following table summarizes our balance sheet as of the periods indicated:

Table 19

	As of		Change
	March 31, 2026	December 31, 2025	$	%
	(in thousands)
Assets
Cash and cash equivalents	$773,935	$931,067	$(157,132)	(17)%
Investment securities	18,218,995	17,550,379	668,616	4%
Loans, net of allowance	14,822,254	13,840,378	981,876	7%
Loans held in trusts	2,389,381	2,480,898	(91,517)	(4)%
Other	524,681	567,435	(42,754)	(8)%
Total assets	$36,729,246	$35,370,157	$1,359,089	4%
Liabilities
Notes Payable	$32,236,308	$30,822,570	$1,413,738	5%
Debt securities of consolidated trusts held by third parties	2,275,001	2,365,435	(90,434)	(4)%
Other	500,916	463,203	37,713	8%
Total liabilities	$35,012,225	$33,651,208	$1,361,017	4%
Total equity	1,717,021	1,718,949	(1,928)	—%
Total liabilities and equity	$36,729,246	$35,370,157	$1,359,089	4%

Assets. The increase in total assets was primarily attributable to new loan volume and a larger investment portfolio.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to fund the acquisition of loan volume.

Equity. The decrease in equity was primarily driven by a decline in accumulated other comprehensive income, reflecting higher unrealized losses on available-for-sale securities during the period due to market conditions, partially offset by an increase in retained earnings.

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
Agricultural Finance - Direct Credit Exposure

Our direct credit exposure to Agricultural Finance mortgage loans as of March 31, 2026 was $14.4 billion across 48 states.

When analyzing the credit quality of our Agricultural Finance mortgage loans, we consider the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

The following table disaggregates the Agricultural Finance mortgage loans by portfolio segment and by internally assigned risk ratings.

Table 20

	As of March 31, 2026
	Agricultural Finance mortgage loans by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Farm & Ranch	$11,499,542	$606,433	$507,950	$12,613,925
Corporate AgFinance	1,592,216	94,928	84,488	1,771,632
Agricultural Finance Total	$13,091,758	$701,361	$592,438	14,385,557

Agricultural Finance mortgage loans classified as substandard increased $98.2 million to $592.4 million, or 4.1% of the portfolio, as of March 31, 2026 from $494.2 million, or 3.5% of the portfolio, as of December 31, 2025. The increase in substandard assets for Agricultural Finance loans was primarily driven by credit downgrades in crops and agricultural storage and processing sectors.

Our 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of March 31, 2026, 90-day delinquencies on Agricultural Finance mortgage loans with direct credit exposure were $179.8 million, 1.25% of the portfolio, up slightly from $132.6 million, or 0.94% of the portfolio as of December 31, 2025. The sequential increase in delinquency rate is consistent with prior historical trends for which delinquency rates tend to peak in the first and third quarters of the year, based in part on the timing of semi-annual and quarterly payment due dates. While delinquency rates are monitored as an early indicator of credit risk, management believes that the allowance for credit losses appropriately reflects current credit conditions in the portfolio, including the impact of collateral characteristics.

The following table presents historical information about our contractural 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which we have direct credit exposure:

Table 21

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2026	$14,385,557	$179,817	1.25%
December 31, 2025	14,045,056	132,550	0.94%
September 30, 2025	13,122,678	177,759	1.35%
June 30, 2025	12,836,478	125,868	0.98%
March 31, 2025	12,389,478	159,977	1.29%
December 31, 2024	12,369,477	108,944	0.88%
September 30, 2024	11,466,670	144,407	1.26%
June 30, 2024	11,409,396	62,063	0.54%
March 31, 2024	11,184,817	76,825	0.69%

For Farm & Ranch loans, we consider a loan's original loan-to-value ("LTV") ratio as one of many factors in evaluating loss severity. LTV depends on the market value of a property, as determined in accordance with our collateral valuation standards. As of March 31, 2026 and December 31, 2025, the average unpaid principal balances for Farm & Ranch loans outstanding and to which we have direct credit exposure was $846,000 and $836,000, respectively. We calculate the "original LTV" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original LTV ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original LTV ratio for Farm & Ranch mortgage loans purchased during first quarter 2026 was 52%, compared to 51% for loans purchased during first quarter 2025. The weighted-average original LTV ratio for exposure related to on- and off-balance sheet Farm & Ranch mortgage loans was 52% as of both March 31, 2026 and December 31, 2025. The weighted-average original LTV ratio for 90-day delinquencies for Farm & Ranch loans was 52% and 54% as of March 31, 2026 and December 31, 2025, respectively.

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

Table 22

	As of March 31, 2026
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$809,058	$233,862	$382,954	$122,911	$42,601	$594	$1,591,980
	5.6%	1.6%	2.7%	0.9%	0.3%	—%	11.1%
Southwest	816,854	1,826,348	671,893	117,770	250,679	2,281	3,685,825
	5.7%	12.7%	4.7%	0.8%	1.7%	—%	25.6%
Mid-North	3,042,147	10,827	335,540	74,208	311,849	357	3,774,928
	21.1%	0.1%	2.3%	0.5%	2.3%	—%	26.3%
Mid-South	1,595,537	106,983	1,119,226	72,922	100,795	2,918	2,998,381
	11.1%	0.7%	7.8%	0.5%	0.7%	—%	20.8%
Northeast	263,365	50,861	85,482	46,956	161,712	—	608,376
	1.8%	0.4%	0.6%	0.3%	1.1%	—%	4.2%
Southeast	654,766	392,458	383,078	63,443	232,322	—	1,726,067
	4.6%	2.7%	2.7%	0.4%	1.6%	—%	12.0%
Total	$7,181,727	$2,621,339	$2,978,173	$498,210	$1,099,958	$6,150	$14,385,557
	49.9%	18.2%	20.8%	3.4%	7.7%	—%	100.0%
(1)Geographic regions: Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 23

	As of March 31, 2026
	Agricultural Finance Mortgage Loans Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2016 and prior	$3,857	$10,444	$3,836	$1,090	$15,674	$34,901
2017	—	—	—	—	4,310	4,310
2018	—	—	—	—	—	—
2019	1,687	—	—	—	—	1,687
2020	(65)	—	(22)	—	—	(87)
2021	—	2,336	—	—	16,994	19,330
2022	1,685	—	—	—	455	2,140
2023	—	3,265	—	—	—	3,265
2024	—	—	—	—	—	—
2025	—	—	—	—	—	—
2026	—	—	—	—	—	—
Total	$7,164	$16,045	$3,814	$1,090	$37,433	$65,546

For more information about the credit quality of our Agricultural Finance mortgage loans and the associated allowance for losses please refer to Note 4—Loans to the consolidated financial statements. Activity affecting the allowance for loan losses is discussed in MD&A—Results of Operations—Provision for and Release of Allowance for Loan Losses.

Infrastructure Finance - Direct Credit Exposure

Our direct credit exposure to Infrastructure Finance loans held and loans underlying LTSPCs as of March 31, 2026 was $8.6 billion across 45 states.

As of March 31, 2026 and December 31, 2025, there were no delinquencies in our Infrastructure Finance line of business. Substandard assets within the Infrastructure Finance portfolio decreased to $58.9 million as of March 31, 2026 compared to $75.5 million as of December 31, 2025 due to a credit upgrade within the Renewable Energy portfolio.

The following table disaggregates the Infrastructure Finance loans by portfolio segment and by internally assigned risk ratings:

Table 24

	As of March 31, 2026
	Infrastructure Finance loans by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Power & Utilities	$4,048,598	$647	$—	$4,049,245
Renewable Energy	2,807,211	66,076	14,480	2,887,767
Broadband Infrastructure	1,594,558	6,220	44,370	1,645,148
Infrastructure Finance Total	$8,450,367	$72,943	$58,850	$8,582,160

For more information about the credit quality of our Infrastructure Finance line of business and the associated allowance for losses please refer to Note 4—Loans to the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, we believe there is little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business. As of March 31, 2026, we had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and do not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, we do not provide an allowance for losses on the USDA portfolio.

Credit Risk – Counterparty Risk. We are exposed to credit risk arising from our business relationships with other institutions, which include:

•issuers of AgVantage securities;
•approved lenders and servicers; and
•interest rate swap counterparties.

As of March 31, 2026, we have had no credit losses on AgVantage securities over the life of the program.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of March 31, 2026 and December 31, 2025:

Table 25

	As of March 31, 2026		As of December 31, 2025
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,926,387	100%	$3,967,154	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	1,945,000	105%	1,620,000	105%
Other(1)	880,677	100% to 125%	790,977	100% to 125%
Total outstanding	$8,802,064		$8,428,131
(1)Consists of AgVantage securities issued by 10 and 9 different issuers as of March 31, 2026 and December 31, 2025, respectively.

We require many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to our standards, the accuracy of provided loan data, and other requirements related to the loans. During the three months ended March 31, 2026, there have been no breaches of representations and warranties by sellers requiring a seller to cure, replace, or repurchase a loan.

We also contract with other institutions to undertake servicing responsibilities for a portion of our Agricultural Finance mortgage loans in accordance with our specified servicing requirements or accepted servicing standards established by the servicing institution. In the event of a breach of the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without our consent, or insolvency or bankruptcy, the servicer is responsible for any corresponding damages. In most cases, we have the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. We may also proceed against the servicer in arbitration or exercise any remedies available to us under law.

We manage institutional credit risk related to interest rate swap counterparties through collateralization provisions contained in each of our swap agreements that vary based on the market value of our swap portfolio with each counterparty. For cleared swap transactions and non-cleared swap transactions entered into after March 1, 2017, we and our interest rate swap counterparties are required to fully collateralize their derivatives positions without any minimum threshold. We enter into interest rate swaps with multiple counterparties to reduce counterparty credit exposure concentration. Our use of cleared derivatives has increased over time which reduces our exposure to individual counterparties with the central clearinghouse acting to settle the change in value of contracts on a daily basis. Credit risk related to interest rate swap contracts is discussed in MD&A—Risk Management—Interest Rate Risk and Note 3—Financial Derivatives to the consolidated financial statements.

Credit Risk – Other Investments. The management of the credit risk inherent in these investments is governed the Liquidity and Investment Regulations and our internal policies.

The Liquidity and Investment Regulations and our internal policies establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. While the Liquidity and Investment Regulations limit our total credit exposure to any single entity, issuer, or obligor of securities to 10% of our regulatory capital ($177.4 million as of March 31, 2026), our current policy limit is 5% of our regulatory capital ($88.7 million as of March 31, 2026). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although our current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

We are also subject to interest rate risk on loans and securities we have committed to acquire but not yet purchased (other than delinquent loans purchased through LTSPCs or loans designated for securitization under a forward purchase agreement). When we commit to purchase these assets, we are exposed to interest rate risk between the time we commit to purchase the loan and the time we issue debt to fund the loan purchase. We manage interest rate risk exposure related to these loans by entering into exchange-traded futures contracts involving U.S. Treasury securities and other financial derivatives. Similarly, when we commit to sell certain assets, the associated interest rate exposure is primarily managed with exchange-traded futures contracts involving U.S. Treasury securities and other financial derivatives.

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

The following schedule summarizes our MVE and NES sensitivity analysis as of March 31, 2026 and December 31, 2025 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 26

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of March 31, 2026	As of December 31, 2025
+100 basis points	(2.5)%	(2.9)%
-100 basis points	2.8%	3.3%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of March 31, 2026	As of December 31, 2025
+100 basis points	—%	(1.3)%
-100 basis points	2.9%	2.4%

As of March 31, 2026, we reported a positive effective duration gap of 3.0 months, compared to positive 3.7 months as of December 31, 2025. The yield curve increased in 2026, with yields on the 2‑year and 10‑year U.S. Treasury notes rising by approximately 32 and 15 basis points, respectively. These interest rate movements contributed to an extension of Farmer Mac’s liabilities, thereby narrowing the duration gap.

Financial Derivatives Transactions

The economic effects of financial derivatives are included in our MVE, NES, and duration gap analyses. We enter into interest rate swaps to more closely match the cash flow and duration characteristics of our interest-earning assets with those of our debt.

As of March 31, 2026, we had $26.5 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to approximately thirty years, of which $11.7 billion were pay-fixed interest rate swaps, $14.5 billion were receive-fixed interest rate swaps, and $0.4 billion were basis swaps.

Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as AFS or liabilities to protect against fair value changes in the assets or liabilities related to a benchmark interest rate (e.g. SOFR). Also, certain financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt. All of our interest rate swap transactions are conducted under standard collateralized agreements that limit our potential credit exposure to any counterparty. As of both March 31, 2026 and December 31, 2025, we had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

Re-funding and repricing risk

We are subject to re-funding and repricing risk on any floating rate assets, including certain fixed rate assets that are synthetically converted to floating rate through pay‑fixed, receive‑floating interest rate swaps, that are not funded to contractual maturity. This risk arises from potential changes in funding costs resulting from a funding strategy whereby we issue floating rate debt across a variety of maturities to fund floating rate or synthetically floating rate assets that, on average, may have longer maturities. Changes in our funding costs relative to the asset's benchmark market index rate can cause changes to NII when debt matures and is reissued at then-current interest rates to continue funding those assets.

As of March 31, 2026, we held $9.4 billion of floating rate assets in our lines of business and our investment portfolio that reset based on floating rate market indices, such as SOFR. As of March 31, 2026, we had $11.7 billion of pay-fixed interest rate swaps outstanding.

Liquidity and Capital Resources

We regularly access the debt capital markets for funding, and we maintained steady access to the debt capital markets through the first quarter of 2026 and throughout 2025. As of March 31, 2026, we had outstanding discount notes of $2.1 billion, medium-term notes that mature within one year of $9.4 billion, and medium-term notes that mature after one year of $20.8 billion.

Assuming continued access to the debt capital markets, we believe we have sufficient liquidity and capital resources to support our operations for the next 12 months and for the foreseeable future. We have a contingency funding plan to manage unanticipated disruptions in our access to the debt capital markets, which requires us to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, we maintained a monthly average of 301 days of liquidity in the first quarter of 2026 and had 296 days of liquidity as of March 31, 2026.

The following table presents our liquidity investments as of March 31, 2026 and December 31, 2025:

Table 27

	As of March 31, 2026	As of December 31, 2025
	(in thousands)
Cash and cash equivalents	$773,935	$931,067
Investment securities:
Guaranteed by U.S. Government and its agencies	2,024,963	1,940,624
Guaranteed by GSEs	5,073,158	4,909,198
Total	$7,872,056	$7,780,889

The objectives of the liquidity investment portfolio as of March 31, 2026 and December 31, 2025 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity and to support program asset growth.

Capital Requirements. We are subject to the following statutory capital requirements – minimum, critical, and risk-based. We must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of March 31, 2026, we were in compliance with our statutory capital requirements and were classified within "level 1" (the highest compliance level).

Capital

Table 28

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Core capital	$1,732,092	$1,705,567
Capital in excess of minimum capital level required	663,221	677,695

The capital in excess of the minimum capital level required decreased from December 31, 2025 to March 31, 2026 primarily reflecting increased capital requirements associated with growth in on‑balance sheet assets. As earnings do not yet reflect a full‑period contribution of the growth in on-balance assets, the increase in the minimum capital requirements exceeded the increase in capital resulting in a decrease in the capital in excess of minimum required capital and were further reduced by the impact of share repurchases completed during the period.

In accordance with the FCA's rule on capital planning, our board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of March 31, 2026 and December 31, 2025, our Tier 1 capital ratio was 13.0% and 13.3%, respectively. As of March 31, 2026, we were in compliance with the capital adequacy policy. We do not expect ongoing compliance with FCA's rule on capital planning, including our policy on Tier 1 capital, to materially affect our operations or financial condition.

See Note 7—Equity to the consolidated financial statements for more information about our capital position.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 31

New Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
March 31, 2026	$1,710,467	$368,345	$204,675	$367,560	$788,665	$3,439,712
December 31, 2025	2,204,717	271,100	514,897	560,027	461,613	4,012,354
September 30, 2025	1,069,422	236,940	225,017	262,322	732,888	2,526,589
June 30, 2025	896,499	280,331	185,563	280,350	482,276	2,125,019
March 31, 2025	548,509	270,966	486,961	229,649	301,315	1,837,400
December 31, 2024	1,034,489	313,123	78,018	209,729	496,437	2,131,796
September 30, 2024	776,023	307,325	360,950	187,021	357,659	1,988,978
June 30, 2024	698,787	288,740	132,958	102,075	271,890	1,494,450
March 31, 2024	665,916	290,525	113,545	2,250	347,898	1,420,134

For the year ended:
December 31, 2025	$4,719,147	$1,059,337	$1,412,438	$1,332,348	$1,978,092	$10,501,362
December 31, 2024	3,175,215	1,199,713	685,471	501,075	1,473,884	7,035,358

Table 32

Repayments of Assets
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$720,792	$153,348	$50,998	$209,618	$344,187	$1,478,943
Unscheduled	297,604	113,224	38,667	—	—	449,495
March 31, 2026	$1,018,396	$266,572	$89,665	$209,618	$344,187	$1,928,438

Scheduled	$622,740	$167,492	$46,628	$326,918	$301,889	$1,465,667
Unscheduled	206,690	44,300	34,164	—	—	285,154
December 31, 2025	$829,430	$211,792	$80,792	$326,918	$301,889	$1,750,821

Scheduled	$816,531	$202,391	$66,715	$137,666	$390,359	$1,613,662
Unscheduled	216,005	89,015	32,139	—	—	337,159
September 30, 2025	$1,032,536	$291,406	$98,854	$137,666	$390,359	$1,950,821

Scheduled	$513,179	$135,868	$32,388	$80,744	$149,904	$912,083
Unscheduled	190,374	80,303	40,787	—	—	311,464
June 30, 2025	$703,553	$216,171	$73,175	$80,744	$149,904	$1,223,547

Scheduled	$786,956	$169,532	$77,976	$57,279	$109,176	$1,200,919
Unscheduled	258,599	99,776	30,385	—	—	388,760
March 31, 2025	$1,045,555	$269,308	$108,361	$57,279	$109,176	$1,589,679

Scheduled	$41,265	$231,672	$38,003	$52,970	$174,920	$538,830
Unscheduled	120,505	36,526	25,084	—	—	182,115
December 31, 2024	$161,770	$268,198	$63,087	$52,970	$174,920	$720,945

Scheduled	$1,079,136	$239,596	$548,161	$94,513	$138,123	$2,099,529
Unscheduled	117,538	41,842	26,629	—	—	186,009
September 30, 2024	$1,196,674	$281,438	$574,790	$94,513	$138,123	$2,285,538

Scheduled	$752,473	$141,565	$62,237	$16,062	$138,725	$1,111,062
Unscheduled	342,594	89,576	32,984	—	—	465,154
June 30, 2024	$1,095,067	$231,141	$95,221	$16,062	$138,725	$1,576,216

Scheduled	$402,088	$118,885	$90,096	$36,218	$93,112	$740,399
Unscheduled	150,903	99,325	32,481	—	—	282,709
March 31, 2024	$552,991	$218,210	$122,577	$36,218	$93,112	$1,023,108

For the year ended:
Scheduled	$2,739,406	$675,283	$223,707	$602,607	$951,328	$5,192,331
Unscheduled	871,668	313,394	137,475	—	—	1,322,537
December 31, 2025	$3,611,074	$988,677	$361,182	$602,607	$951,328	$6,514,868

Scheduled	$2,274,962	$731,718	$738,497	$199,763	$544,880	$4,489,820
Unscheduled	731,540	267,269	117,178	—	—	1,115,987
December 31, 2024	$3,006,502	$998,987	$855,675	$199,763	$544,880	$5,605,807

Table 33

Outstanding Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
As of:
March 31, 2026	$20,240,198	$2,052,309	$7,975,632	$1,690,148	$2,887,767	$34,846,054
December 31, 2025	19,564,916	1,950,536	7,860,622	1,532,206	2,443,289	33,351,569
September 30, 2025	18,218,755	1,891,228	7,426,517	1,299,097	2,283,565	31,119,162
June 30, 2025	18,217,905	1,953,523	7,300,354	1,174,441	1,941,036	30,587,259
March 31, 2025	18,094,515	1,889,363	7,187,966	974,835	1,608,664	29,755,343
December 31, 2024	18,606,968	1,887,705	6,809,366	802,465	1,416,525	29,523,029
September 30, 2024	18,090,374	1,842,780	6,794,435	645,706	1,095,008	28,468,303
June 30, 2024	18,504,501	1,816,893	7,008,276	553,197	875,472	28,758,339
March 31, 2024	18,900,906	1,766,294	6,970,537	467,186	742,307	28,847,230

Table 34

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2026	$14,822,103	$3,693,296	$10,428,336	$28,943,735
December 31, 2025	14,713,472	3,623,574	9,249,077	27,586,123
September 30, 2025	14,600,861	3,529,567	7,724,118	25,854,546
June 30, 2025	14,644,420	3,488,344	7,197,147	25,329,911
March 31, 2025	14,397,557	3,393,642	6,892,411	24,683,610
December 31, 2024	14,356,171	3,370,540	6,815,034	24,541,745
September 30, 2024	14,328,691	3,311,001	6,265,792	23,905,484
June 30, 2024	14,064,831	3,273,764	6,850,137	24,188,732
March 31, 2024	14,166,500	3,194,246	6,849,237	24,209,983

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of March 31, 2026 by year of origination, geographic region, commodity/collateral type, original LTV ratio, and range in the size of borrower exposure:

Table 35

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of March 31, 2026
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2016 and prior	8%	$1,211,236	$15,825	1.31%
2017	3%	434,227	7,828	1.80%
2018	4%	520,977	9,062	1.74%
2019	5%	681,019	23,867	3.50%
2020	13%	1,825,575	17,948	0.98%
2021	16%	2,345,269	19,875	0.85%
2022	10%	1,488,133	32,412	2.18%
2023	7%	966,997	26,881	2.78%
2024	11%	1,580,891	20,921	1.32%
2025	17%	2,490,230	5,198	0.21%
2026	6%	841,003	—	—%
Total	100%	$14,385,557	$179,817	1.25%
By geographic region(2):
Northwest	11%	$1,591,980	$32,845	2.06%
Southwest	26%	3,685,825	92,276	2.50%
Mid-North	26%	3,774,928	31,024	0.82%
Mid-South	21%	2,998,381	12,992	0.43%
Northeast	4%	608,376	3,842	0.63%
Southeast	12%	1,726,067	6,838	0.40%
Total	100%	$14,385,557	$179,817	1.25%
By commodity/collateral type:
Crops	50%	$7,181,727	$78,360	1.09%
Permanent plantings	18%	2,621,339	67,120	2.56%
Livestock	21%	2,978,173	13,155	0.44%
Part-time farm	3%	498,210	12,457	2.50%
Ag. Storage and Processing	8%	1,099,958	8,725	0.79%
Other	—%	6,150	—	—%
Total	100%	$14,385,557	$179,817	1.25%
By original LTV ratio:
Less than 40.00%	16%	$2,327,628	$22,746	0.98%
40.00% to 60.00%	53%	7,573,736	117,151	1.55%
60.01% to 80.00%	24%	3,478,603	31,195	0.90%
80.01% to 100%	—%	23,235	—	—%
Greater than 100%	—%	3,156	—	—%
Enterprise Value(3)	7%	979,199	8,725	0.89%
Total	100%	$14,385,557	$179,817	1.25%
By size of borrower exposure(4):
Less than $1,000,000	25%	$3,582,216	$22,771	0.64%
$1,000,000 to $4,999,999	42%	6,015,436	68,225	1.13%
$5,000,000 to $9,999,999	15%	2,115,624	59,935	2.83%
$10,000,000 to $24,999,999	11%	1,591,468	14,574	0.92%
$25,000,000 and greater	7%	1,080,813	14,312	1.32%
Total	100%	$14,385,557	$179,817	1.25%
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

The following table presents our cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of March 31, 2026 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized credit losses relative to original Agricultural Finance purchases, guarantees, and commitments.

Table 36

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of March 31, 2026
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2016 and prior	$22,915,434	$34,901	0.15%
2017	1,775,468	4,310	0.24%
2018	1,522,784	—	—%
2019	1,747,895	1,687	0.10%
2020	3,327,103	(87)	—%
2021	3,640,975	19,330	0.53%
2022	2,187,225	2,140	0.10%
2023	1,521,436	3,265	0.21%
2024	1,936,621	—	—%
2025	2,765,827	—	—%
2026	871,191	—	—%
Total	$44,211,959	$65,546	0.15%
By geographic region(1):
Northwest	$5,264,862	$16,885	0.32%
Southwest	13,651,625	17,642	0.13%
Mid-North	10,962,134	29,437	0.27%
Mid-South	7,314,764	(613)	(0.01)%
Northeast	2,266,401	1,223	0.05%
Southeast	4,752,173	972	0.02%
Total	$44,211,959	$65,546	0.15%
By commodity/collateral type:
Crops	$20,415,177	$7,164	0.04%
Permanent plantings	8,904,546	16,045	0.18%
Livestock	9,889,248	3,814	0.04%
Part-time farm	2,036,970	1,090	0.05%
Ag. Storage and Processing	2,809,196	37,433	1.33%
Other	156,822	—	—%
Total	$44,211,959	$65,546	0.15%
(1)Geographic regions: Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 37

	Net Effective Spread
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Net Effective Spread
	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield
	(dollars in thousands)
For the quarter ended:
March 31, 2026	$37,673	$8,939	$6,491	$5,828	$9,079	$32,647	$1,342	$101,999
	1.03%	2.05%	0.35%	2.27%	1.59%	0.37%	0.07%	1.16%
December 31, 2025	36,180	8,601	6,159	5,610	8,995	33,694	2,150	101,389
	1.06%	2.07%	0.34%	2.42%	1.74%	0.41%	0.11%	1.22%
September 30, 2025	34,840	9,047	5,910	4,379	7,730	34,777	1,086	97,769
	1.04%	2.16%	0.34%	2.30%	1.75%	0.43%	0.05%	1.20%
June 30, 2025	35,710	8,609	5,636	3,932	6,227	31,668	2,111	93,893
	1.07%	2.07%	0.33%	2.24%	1.68%	0.40%	0.11%	1.19%
March 31, 2025	33,885	8,640	5,329	3,566	5,112	31,604	1,854	89,990
	1.01%	2.09%	0.32%	2.27%	1.55%	0.41%	0.10%	1.17%
December 31, 2024	32,556	7,891	5,059	3,414	4,859	31,242	2,507	87,528
	0.96%	1.95%	0.32%	2.34%	1.76%	0.42%	0.15%	1.16%
September 30, 2024	35,755	6,397	4,785	2,794	3,810	30,912	943	85,396
	1.05%	1.56%	0.30%	2.21%	1.78%	0.42%	0.05%	1.16%
June 30, 2024	34,156	7,866	5,253	2,393	2,999	30,268	661	83,596
	0.98%	1.91%	0.32%	2.16%	1.86%	0.41%	0.04%	1.14%
March 31, 2024	32,843	7,971	4,890	2,342	2,049	32,474	475	83,044
	0.95%	2.05%	0.30%	2.08%	1.75%	0.45%	0.03%	1.14%

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 38

	Core Earnings by Quarter End
	March 2026	December 2025	September 2025	June 2025	March 2025	December 2024	September 2024	June 2024	March 2024
	(in thousands)
Revenues:
Net effective spread	$101,999	$101,389	$97,769	$93,893	$89,990	$87,528	$85,396	$83,596	$83,044
Guarantee and commitment fees	6,715	6,298	6,132	5,874	5,488	5,086	4,997	5,256	4,982
Other	1,185	224	1,185	742	1,315	(491)	1,133	386	1,077
Total revenues	109,899	107,911	105,086	100,509	96,793	92,123	91,526	89,238	89,103

Credit related expense/(income):
Provision for/(release of) losses	4,308	15,986	7,477	7,713	1,684	3,773	3,428	6,179	(1,801)
Other credit related expense/(income)	889	1,267	(44)	160	(33)	99	26	51	(69)
Total credit related expense/(income)	5,197	17,253	7,433	7,873	1,651	3,872	3,454	6,230	(1,870)

Operating expenses:
Compensation and employee benefits	21,257	18,199	17,743	17,631	17,752	15,641	15,237	14,840	18,257
General and administrative	11,262	11,944	11,052	10,859	10,758	12,452	8,625	8,904	8,255
Regulatory fees	863	863	1,000	1,000	1,000	1,000	725	725	725
Total operating expenses	33,382	31,006	29,795	29,490	29,510	29,093	24,587	24,469	27,237

Net earnings	71,320	59,652	67,858	63,146	65,632	59,158	63,485	58,539	63,736
Income tax expense	12,288	12,370	11,933	10,114	14,000	9,938	12,681	11,970	13,553
Preferred stock dividends	7,291	7,286	6,303	5,667	5,666	5,666	5,897	6,792	6,791
Core earnings	$51,741	$39,996	$49,622	$47,365	$45,966	$43,554	$44,907	$39,777	$43,392

Reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes	$(679)	$447	$882	$(639)	$(2,573)	$3,084	$(1,064)	$(359)	$1,683
Gains/(losses) on hedging activities due to fair value changes	362	3,107	(137)	2,709	1,099	5,737	205	2,604	3,002
Unrealized gains/(losses) on trading assets	53	(66)	(4)	(65)	9	(83)	99	(87)	(14)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	44	24	26	25	28	(39)	27	26	31
Net effects of terminations or net settlements on financial derivatives	335	(2,699)	(1,934)	255	(1,070)	534	(503)	(1,505)	(192)
Issuance costs on the retirement of preferred stock	—	—	—	—	—	—	(1,619)	—	—
Income tax effect related to reconciling items	(24)	(171)	245	(480)	526	(1,939)	260	(143)	(947)
Net income attributable to common stockholders	$51,832	$40,638	$48,700	$49,170	$43,985	$50,848	$42,312	$40,313	$46,955

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates. We manage this market risk by entering into various financial transactions, including financial derivatives, and by monitoring and measuring our exposure to changes in interest rates. See MD&A—Risk Management—Interest Rate Risk for information about our exposure to interest rate risk and strategies to manage that risk. For information about our use of financial derivatives and related accounting policies, see Note 3—Financial Derivatives to the consolidated financial statements.

Item 4.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2026.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, the principal executive officer and principal financial officer concluded that Farmer Mac's disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.Legal Proceedings
None.

Item 1A.Risk Factors

Information about risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of Farmer Mac’s 2025 Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Farmer Mac is a federally chartered instrumentality of the United States whose debt and equity securities are exempt from registration under Section 3(a)(2) of the Securities Act of 1933. During the first quarter 2026, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 344 shares of its Class C non-voting common stock in January 2026 to the seven directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $175.57 per share, which was the closing price of the Class C non-voting common stock on December 31, 2025 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

In addition to the March 5, 2026 grants of stock appreciation rights ("SARs") and restricted stock units ("RSUs") to the five named executive officers and fourteen directors reported in Farmer Mac's Current Report on Form 8-K filed with the SEC on March 11, 2026, Farmer Mac made the following additional grants under its Amended and Restated 2008 Omnibus Incentive Plan on March 5, 2026 to other individuals as incentive compensation:

•an aggregate of 3,945 SARs to four officers, which have the same terms as the SARs granted to the named executive officers on March 5, 2026 – a grant price of $162.15 per share, an expiration date of March 5, 2036, and scheduled to vest in three equal annual installments on each of March 31, 2027, March 31, 2028, and March 31, 2029;

•an aggregate of 992 target number of performance-vested RSUs to four officers, which have the same terms as the performance-vested RSUs granted to the named executive officers on
March 5, 2026 and are eligible for "cliff" vesting on March 31, 2029 in an amount between 0% and
200% of the target number of RSUs granted based on performance objectives related to cumulative core earnings before credit, subject to "gatekeeper" metrics related to capital and asset quality, for the performance period of January 1, 2026 to December 31, 2028;

•an aggregate of 1,983 time-vested RSUs to four officers scheduled to vest in three equal annual installments on March 31, 2027, March 31, 2028, and March 31, 2029; and

•an aggregate of 25,710 time-vested RSUs to 192 non-executive officer employees scheduled to vest in three equal annual installments on March 31, 2027, March 31, 2028, and March 31, 2029.

(b)     Not applicable.

(c)     The table below sets forth information regarding our purchases of shares of our outstanding Class C non-voting common stock during the quarter ended March 31, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Maximum Dollar Value That May Yet Be Purchased Under the Plan
	(dollars in thousands, except per share information)
Period:
January 1, 2026 - January 31, 2026	—	$—	—	$37,106
February 1, 2026 - February 28, 2026	19,094	150.89	19,094	34,203
March 1, 2026 - March 31, 2026	28,225	149.36	28,225	30,000
Total	47,319	$150.13	47,319
(1)On August 5, 2025, our board of directors revised the terms of our share repurchase program to increase the total authorized amount of repurchases from the then remaining $9.8 million to $50.0 million, and to extend the expiration date of the program to August 5, 2027. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements, and other factors. During first quarter 2026, we repurchased 47,319 shares of Class C non-voting common stock at a cost of approximately $7.1 million under the amended repurchase program. As of March 31, 2026, $30.0 million remains available for repurchase under the program.

Item 3.Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Officer Trading Arrangements

None of Farmer Mac's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

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
Certification of Registrant's principal executive officer relating to the Registrant's Annual Report on Form 10-Q for the quarter ended March 31, 2026, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Annual Report on Form 10-Q for the quarter ended March 31, 2026, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Annual Report on Form 10-Q for the quarter ended March 31, 2026, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		May 5, 2026
By:	Bradford T. Nordholm
Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew M. Pullins		May 5, 2026
By:	Matthew M. Pullins
Executive Vice President – Chief Financial Officer and Treasurer
(Principal Financial Officer)