Form 10-Q
period 2026-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2026-07-30
CIK 845877

As filed with the Securities and Exchange Commission on July 30, 2026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission File Number 001-14951

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
(Exact name of registrant as specified in its charter)

Federally chartered instrumentality of the United States		52-1578738
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification number)

2100 Pennsylvania Avenue N.W., Suite 450 N,
Washington,	DC	20037
(Address of principal executive offices)		(Zip code)

(202)	872-7700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Exchange on which registered
Class A voting common stock	AGM.A	New York Stock Exchange
Class C non-voting common stock	AGM	New York Stock Exchange
5.700% Non-Cumulative Preferred Stock, Series D	AGM.PRD	New York Stock Exchange
5.750% Non-Cumulative Preferred Stock, Series E	AGM.PRE	New York Stock Exchange
5.250% Non-Cumulative Preferred Stock, Series F	AGM.PRF	New York Stock Exchange
4.875% Non-Cumulative Preferred Stock, Series G	AGM.PRG	New York Stock Exchange
6.500% Non-Cumulative Preferred Stock, Series H	AGM.PRH	New York Stock Exchange
6.875% Non-Cumulative Preferred Stock, Series I	AGM.PRI	New York Stock Exchange

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
Yes         ☐                               No           ☒
As of July 23, 2026, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,322,129 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Assets:
Cash and cash equivalents (includes restricted cash of $26,984 and $24,475, respectively)	$1,038,091	$931,067
Investment securities:
Available-for-sale, at fair value (amortized cost of $15,249,174 and $13,813,551, respectively)	14,891,506	13,580,285
Held-to-maturity, at amortized cost	4,514,893	3,954,223
Other investments	18,763	15,871
Total Investment Securities	19,425,162	17,550,379
Loans:
Loans held for investment, at amortized cost	15,902,213	13,877,051
Loans held for investment in consolidated trusts, at amortized cost	2,325,798	2,482,010
Allowance for losses	(47,167)	(37,785)
Total loans, net of allowance	18,180,844	16,321,276
Financial derivatives, at fair value	42,411	44,875
Accrued interest receivable (includes $37,189 and $40,945, respectively, related to consolidated trusts)	374,120	357,155
Guarantee and commitment fees receivable	58,476	57,214
Deferred tax asset, net	10,599	173
Prepaid expenses and other assets	160,489	108,018
Total Assets	$39,290,192	$35,370,157

Liabilities and Equity:
Liabilities:
Notes payable	$34,693,922	$30,822,570
Debt securities of consolidated trusts held by third parties	2,217,532	2,365,435
Financial derivatives, at fair value	69,282	21,618
Accrued interest payable (includes $14,696 and $15,795, respectively, related to consolidated trusts)	268,428	233,714
Guarantee and commitment obligation	55,555	54,770
Other liabilities	131,039	153,101
Total Liabilities	37,435,758	33,651,208
Commitments and Contingencies (Note 5)
Equity:
Preferred stock:
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Series H, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,844	96,844
Series I, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,764	—
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,318,708 shares and 9,325,556 shares outstanding, respectively	9,319	9,326
Additional paid-in capital	140,836	139,370
Accumulated other comprehensive (loss)/income, net of tax	(18,234)	13,382
Retained earnings	1,116,225	1,047,347
Total Equity	1,854,434	1,718,949
Total Liabilities and Equity	$39,290,192	$35,370,157
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands, except per share amounts)
Interest income:
Investment securities and cash equivalents	$215,222	$213,983	$418,631	$423,633
Loans	235,038	185,039	447,590	356,803
Total interest income	450,260	399,022	866,221	780,436
Total interest expense	332,185	302,225	646,750	592,700
Net interest income	118,075	96,797	219,471	187,736
Provision for losses	(7,017)	(7,713)	(11,325)	(9,397)
Net interest income after provision for losses	111,058	89,084	208,146	178,339
Non-interest income/(expense):
Guarantee and commitment fees	6,079	4,816	11,916	9,295
Gains/(losses) on financial derivatives	224	80	1,364	(2,556)
Other income	634	941	1,386	2,478
Non-interest income	6,937	5,837	14,666	9,217
Operating expenses:
Compensation and employee benefits	23,706	17,631	44,963	35,383
General and administrative	11,591	10,859	22,853	21,617
Regulatory fees	862	1,000	1,725	2,000
Operating expenses	36,159	29,490	69,541	59,000
Income before income taxes	81,836	65,431	153,271	128,556
Income tax expense	14,885	10,594	27,197	24,068
Net income	66,951	54,837	126,074	104,488
Preferred stock dividends	(8,074)	(5,667)	(15,365)	(11,333)
Net income attributable to common stockholders	$58,877	$49,170	$110,709	$93,155

Earnings per common share:
Basic earnings per common share	$5.43	$4.50	$10.21	$8.53
Diluted earnings per common share	$5.41	$4.48	$10.15	$8.49
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Net income	$66,951	$54,837	$126,074	$104,488
Other comprehensive income/(loss):
Net unrealized (losses)/gains on available-for-sale securities	(5,698)	(14,847)	(41,302)	6,915
Net changes in held-to-maturity securities	855	285	463	(18)
Net unrealized (losses)/gains on cash flow hedges	839	(5,510)	819	(13,881)
Other comprehensive loss before tax	(4,004)	(20,072)	(40,020)	(6,984)
Income tax benefit related to other comprehensive loss	841	4,215	8,404	1,466
Other comprehensive loss net of tax	(3,163)	(15,857)	(31,616)	(5,518)
Comprehensive income	$63,788	$38,980	$94,458	$98,970
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2025	20,980	$507,993	10,857	$10,857	$139,370	$13,382	$1,047,347	$1,718,949
Net Income	—	—	—	—	—	—	59,123	59,123
Other comprehensive loss, net of tax	—	—	—	—	—	(28,453)	—	(28,453)
Dividends:
Preferred stock	—	—	—	—	—	—	(7,291)	(7,291)
Common stock (cash dividend of $1.60 per share)	—	—	—	—	—	—	(17,341)	(17,341)
Repurchase of Class C Common Stock	—	—	(47)	(47)	—	—	(7,131)	(7,178)
Issuance of Class C Common Stock	—	—	39	39	60	—	—	99
Stock-based compensation cost	—	—	—	—	3,004	—	—	3,004
Other stock-based award activity	—	—	—	—	(3,891)	—	—	(3,891)
Balance as of March 31, 2026	20,980	$507,993	10,849	$10,849	$138,543	$(15,071)	$1,074,707	$1,717,021
Net Income	—	—	—	—	—	—	66,951	66,951
Other comprehensive loss, net of tax	—	—	—	—	—	(3,163)	—	(3,163)
Dividends:
Preferred stock	—	—	—	—	—	—	(8,074)	(8,074)
Common stock (cash dividend of 1.60 per share)	—	—	—	—	—	—	(17,359)	(17,359)
Issuance of Series I Preferred Stock	4,000	96,764	—	—	—	—	—	96,764
Issuance of Class C Common Stock	—	—	1	1	61	—	—	62
Stock-based compensation cost	—	—	—	—	2,323	—	—	2,323
Other stock-based award activity	—	—	—	—	(91)	—	—	(91)
Balance as of June 30, 2026	24,980	$604,757	10,850	$10,850	$140,836	$(18,234)	$1,116,225	$1,854,434

Balance as of December 31, 2024	16,980	$411,149	10,891	$10,891	$135,894	$(12,147)	$943,239	$1,489,026
Net Income	—	—	—	—	—	—	49,651	49,651
Other comprehensive income, net of tax	—	—	—	—	—	10,339	—	10,339
Dividends:
Preferred stock	—	—	—	—	—	—	(5,666)	(5,666)
Common stock (cash dividend of $1.50 per share)	—	—	—	—	—	—	(16,352)	(16,352)
Issuance of Class C Common Stock	—	—	42	42	79	—	—	121
Stock-based compensation cost	—	—	—	—	3,529	—	—	3,529
Other stock-based award activity	—	—	—	—	(5,002)	—	—	(5,002)
Balance as of March 31, 2025	16,980	$411,149	10,933	$10,933	$134,500	$(1,808)	$970,872	$1,525,646
Net Income	—	—	—	—	—	—	54,837	54,837
Other comprehensive income, net of tax	—	—	—	—	—	(15,857)	—	(15,857)
Dividends:
Preferred stock	—	—	—	—	—	—	(5,667)	(5,667)
Common stock (cash dividend of $1.50 per share)	—	—	—	—	—	—	(16,401)	(16,401)
Issuance of Class C Common Stock	—	—	1	1	80	—	—	81
Stock-based compensation cost	—	—	—	—	1,745	—	—	1,745
Other stock-based award activity	—	—	—	—	(77)	—	—	(77)
Balance as of June 30, 2025	16,980	$411,149	10,934	$10,934	$136,248	$(17,665)	$1,003,641	$1,544,307
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Cash flows from operating activities:
Net income	$126,074	$104,488
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(10,491)	(11,195)
Net amortization of debt premiums, discounts, and issuance costs	(2,635)	4,438
Net change in fair value of hedged items, financial derivatives, loans held for sale, and trading securities	62,464	(152,332)
Total provision for allowance for losses	12,196	9,395
Stock-based compensation expense	5,327	5,274
Purchases of loans held for sale	—	(7,770)
Proceeds from repayment of loans purchased as held for sale	8,154	22,583
Purchases of tax credits	(60,144)	(32,399)
Other	(3,313)	(1,272)
Net change in:
Interest receivable	(20,524)	(9,655)
Guarantee and commitment fees receivable	(476)	(57)
Other assets	18,756	57,294
Accrued interest payable	34,714	15,497
Custodial deposit liability	(12,835)	(107,428)
Other liabilities	(24,812)	5,598
Net cash provided by operating activities	132,455	(97,541)
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(2,411,274)	(1,695,092)
Purchases of held-to-maturity investment securities	(1,172,334)	(213,730)
Purchases of other investment securities	(3,104)	(3,240)
Purchases of loans held for investment	(3,269,691)	(2,205,600)
Purchases of defaulted loans	(5,173)	(2,544)
Proceeds from repayment of available-for-sale investment securities	980,876	945,283
Proceeds from repayment of held-to-maturity investment securities	611,845	764,341
Proceeds from repayment of loans purchased as held for investment	1,407,218	1,021,373
Proceeds from sale of real estate owned	1,862	725
Proceeds from sale of loans previously classified as held for investment	—	6,045
Net cash used in investing activities	(3,859,775)	(1,382,439)
Cash flows from financing activities:
Proceeds from issuance of notes payable	49,857,993	42,960,075
Proceeds from issuance of debt securities of consolidated trusts	—	286,511
Payments to redeem notes payable	(45,885,769)	(41,601,968)
Payments to third parties on debt securities of consolidated trusts	(174,434)	(109,353)
Purchases of common stock	(7,106)	—
Proceeds from common stock issuance	121	159
Proceeds from preferred stock issuance, net of stock issuance costs	96,764	—
Tax payments related to share-based awards	(3,942)	(5,036)
Dividends paid on common and preferred stock	(49,283)	(44,086)
Net cash provided by financing activities	3,834,344	1,486,302
Net change in cash and cash equivalents	107,024	6,322
Cash, cash equivalents, and restricted cash at beginning of period	931,067	1,024,007
Cash, cash equivalents, and restricted cash at end of period	$1,038,091	$1,030,329

Non-cash activity:
Loans acquired through non-cash transactions	28,957	41,156
Loans held for investment transferred to consolidated trusts	—	299,270
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2025 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2025 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2025 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the six months ended June 30, 2026.

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

Table 1.1

	Unconsolidated VIEs
	As of June 30, 2026			As of December 31, 2025
	Max Exposure to Loss(1)	Carrying Value of Assets(2)	Carrying Value of Liabilities(3)	Max Exposure to Loss(1)	Carrying Value of Assets(2)	Carrying Value of Liabilities(3)
	(in thousands)
Farmer Mac Guaranteed Securities	$453,642	$89,367	$4,808	$466,441	$85,791	$5,020
(1)Farmer Mac uses the guaranteed portion of unpaid principal balance or amortized cost as applicable to represent maximum exposure to loss.
(2)Included in Investment securities, Guarantee and commitment fees receivable, and Prepaid expenses and other assets on our Consolidated Balance Sheets.
(3)Included in Guarantee and commitment obligation and Other liabilities on our Consolidated Balance Sheets. The weighted average remaining maturity of the loans underlying the guarantee was 20.1 years and 20.7 years as of June 30, 2026 and December 31, 2025, respectively.

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock unit awards. The following schedule reconciles basic and diluted EPS for the three and six months ended June 30, 2026 and 2025:

Table 1.2

	For the Three Months Ended
	June 30, 2026			June 30, 2025
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$58,877	10,849	$5.43	$49,170	10,933	$4.50
Effect of dilutive securities(1)
SARs and restricted stock units	—	33	(0.02)	—	30	(0.02)
Diluted EPS	$58,877	10,882	$5.41	$49,170	10,963	$4.48
(1)For the three months ended June 30, 2026 and 2025, SARs and restricted stock units of 56,568 and 76,166, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended June 30, 2026 and 2025, contingent shares of unvested restricted stock units of 10,962 and 29,507, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

	For the Six Months Ended
	June 30, 2026			June 30, 2025
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$110,709	10,847	$10.21	$93,155	10,915	$8.53
Effect of dilutive securities(1)
SARs and restricted stock units	—	55	(0.06)	—	58	(0.04)
Diluted EPS	$110,709	10,902	$10.15	$93,155	10,973	$8.49
(1)For the six months ended June 30, 2026 and 2025, SARs and restricted stock units of 48,646 and 67,353, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the six months ended June 30, 2026 and 2025, contingent shares of unvested restricted stock units of 10,962 and 29,507, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three and six months ended June 30, 2026 and 2025.

Table 1.3

	As of June 30, 2026				As of June 30, 2025
	AFS Securities	HTM Securities	Cash Flow Hedges	Total	AFS Securities	HTM Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(25,317)	$(9,555)	$19,801	$(15,071)	$(20,384)	$(9,465)	$28,041	$(1,808)
Other comprehensive (loss)/income before reclassifications	(4,500)	—	2,606	(1,894)	(11,727)	—	(1,394)	(13,121)
Amounts reclassified from AOCI	(2)	676	(1,943)	(1,269)	(2)	225	(2,959)	(2,736)
Net comprehensive (loss)/income	(4,502)	676	663	(3,163)	(11,729)	225	(4,353)	(15,857)
Ending Balance	$(29,819)	$(8,879)	$20,464	$(18,234)	$(32,113)	$(9,240)	$23,688	$(17,665)

For the Six Months Ended:
Beginning Balance	$2,811	$(9,246)	$19,817	$13,382	$(37,575)	$(9,226)	$34,654	$(12,147)
Other comprehensive (loss)/income before reclassifications	(32,626)	—	4,542	(28,084)	5,467	—	(4,985)	482
Amounts reclassified from AOCI	(4)	367	(3,895)	(3,532)	(5)	(14)	(5,981)	(6,000)
Net comprehensive income/(loss)	(32,630)	367	647	(31,616)	5,462	(14)	(10,966)	(5,518)
Ending Balance	$(29,819)	$(8,879)	$20,464	$(18,234)	$(32,113)	$(9,240)	$23,688	$(17,665)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three and six months ended June 30, 2026 and 2025:

Table 1.4

	For the Three Months Ended
	June 30, 2026			June 30, 2025
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive (loss)/ income:
AFS securities:
Unrealized holding (losses)/gains on AFS securities	$(5,696)	$(1,196)	$(4,500)	$(14,844)	$(3,117)	$(11,727)
Less reclassification adjustments included in:
Other income(1)	(2)	—	(2)	(3)	(1)	(2)
Total	$(5,698)	$(1,196)	$(4,502)	$(14,847)	$(3,118)	$(11,729)
HTM securities:
Less reclassification adjustments included in:
Net interest income(2)	$855	$179	$676	$285	$60	$225
Total	$855	$179	$676	$285	$60	$225
Cash flow hedges
Unrealized gains/(losses) on cash flow hedges	$3,299	$693	$2,606	$(1,764)	$(370)	$(1,394)
Less reclassification adjustments included in:
Net interest income(3)	(2,460)	(517)	(1,943)	(3,746)	(787)	(2,959)
Total	$839	$176	$663	$(5,510)	$(1,157)	$(4,353)
Other comprehensive (loss)/income	$(4,004)	$(841)	$(3,163)	$(20,072)	$(4,215)	$(15,857)
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
(3)Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

	For the Six Months Ended
	June 30, 2026			June 30, 2025
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive (loss)/ income:
AFS securities:
Unrealized holding (losses)/gains on AFS securities	$(41,298)	$(8,672)	$(32,626)	$6,921	$1,454	$5,467
Less reclassification adjustments included in:
Other income(1)	(4)	—	(4)	(6)	(1)	(5)
Total	$(41,302)	$(8,672)	$(32,630)	$6,915	$1,453	$5,462
HTM securities:
Less reclassification adjustments included in:
Net interest income(2)	$463	$96	$367	$(18)	$(4)	$(14)
Total	$463	$96	$367	$(18)	$(4)	$(14)
Cash flow hedges
Unrealized gains/(losses) on cash flow hedges	$5,749	$1,207	$4,542	$(6,310)	$(1,325)	$(4,985)
Less reclassification adjustments included in:
Net interest income(3)	(4,930)	(1,035)	(3,895)	(7,571)	(1,590)	(5,981)
Total	$819	$172	$647	$(13,881)	$(2,915)	$(10,966)
Other comprehensive (loss)/income	$(40,020)	$(8,404)	$(31,616)	$(6,984)	$(1,466)	$(5,518)
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

The following tables set forth information about Farmer Mac's AFS and HTM investment securities as of June 30, 2026 and December 31, 2025:

Table 2.1

	As of June 30, 2026
	Amortized Cost(1)	Allowance for Losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
AFS:
Government/GSE guaranteed MBS	$5,708,315	$—	$14,159	$(105,596)	$5,616,878
U.S. Treasuries	1,503,673	—	277	(5,891)	1,498,059
ABS	65,320	—	154	—	65,474
AgVantage	7,964,127	(79)	6,490	(267,569)	7,702,969
Interest-Only Farmer Mac Guaranteed Securities	7,739	—	387	—	8,126
Total AFS	$15,249,174	$(79)	$21,467	$(379,056)	$14,891,506
HTM:
Government/GSE guaranteed MBS	$8,329	$—	$177	$—	$8,506
AgVantage	1,961,033	(102)	18,008	(12,197)	1,966,742
USDA Securities	2,545,633	—	2,818	(195,385)	2,353,066
Total HTM	$4,514,995	$(102)	$21,003	$(207,582)	$4,328,314
(1)Excludes $98.9 million and $47.5 million of accrued interest receivable on AFS and HTM securities, respectively, as of June 30, 2026.
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

As of June 30, 2026 and December 31, 2025, to satisfy initial margin requirements for centrally cleared derivatives, Farmer Mac pledged U.S. Treasuries with fair value of $309.8 million and $250.6 million, respectively.

Farmer Mac did not sell any securities from its AFS or HTM investment portfolios during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, unrealized losses on AFS investment securities were as follows:

Table 2.2

	As of June 30, 2026
	AFS Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Government/GSE guaranteed MBS	$1,661,588	$(10,061)	$2,234,406	$(95,535)
U.S. Treasuries	1,056,818	(5,825)	95,763	(66)
AgVantage	4,211,763	(57,047)	2,867,395	(210,522)
Total	$6,930,169	$(72,933)	$5,197,564	$(306,123)

	As of December 31, 2025
	AFS Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Government/GSE guaranteed MBS	$799,619	$(4,695)	$2,008,388	$(84,539)
U.S. Treasuries	29,902	(13)	95,270	(35)
AgVantage	1,607,457	(18,768)	3,123,117	(196,466)
Total	$2,436,978	$(23,476)	$5,226,775	$(281,040)

The unrealized losses presented above are primarily due to changes in the levels of interest rates from the dates of acquisition to June 30, 2026 and December 31, 2025, as applicable.

The amortized cost, fair value, and weighted-average yield of AFS and HTM investment securities by remaining contractual maturity as of June 30, 2026 are set forth below. ABS and MBS are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of June 30, 2026
	AFS Securities
	Amortized Cost(1)	Fair Value	Weighted-Average Yield
	(dollars in thousands)
Due within one year	$1,713,696	$1,702,881	3.35%
Due after one year through five years	6,891,918	6,809,890	4.06%
Due after five years through ten years	4,425,272	4,268,480	3.84%
Due after ten years	2,218,288	2,110,255	4.11%
Total	$15,249,174	$14,891,506	3.92%
(1)Excludes $98.9 million of accrued interest receivable.

	As of June 30, 2026
	HTM Securities
	Amortized Cost(1)	Fair Value	Weighted-Average Yield
	(dollars in thousands)
Due within one year	$374,998	$382,330	3.90%
Due after one year through five years	926,637	911,651	4.25%
Due after five years through ten years	517,827	480,908	3.99%
Due after ten years	2,695,533	2,553,425	4.27%
Total	$4,514,995	$4,328,314	4.20%
(1)Excludes $47.5 million of accrued interest receivable.

3.FINANCIAL DERIVATIVES

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $38.1 million and $24.2 million of accrued interest receivable and $1.5 million and $2.4 million of accrued interest payable on uncleared swaps as of June 30, 2026 and December 31, 2025, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the consolidated balance sheets.

Table 3.1

	As of June 30, 2026
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$6,712,235	$1	$(2,893)	3.88%	3.66%		0.99
Pay fixed non-callable	12,035,992	33,747	(39)	2.96%	3.72%		8.60
Receive fixed callable	7,501,163	1,425	(68,549)	3.78%	3.84%		3.47
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	440,000	8,952	—	1.90%	4.11%		2.59
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	155,697	667	(20)	2.86%	3.94%		3.27
Receive fixed non-callable	1,555,069	33	(120)	3.73%	3.71%		0.38
Basis swaps	347,811	3	(99)	3.91%	3.82%		5.00
Treasury futures	30,500	43	(22)			109.96
Netting adjustments(1)	—	(2,460)	2,460
Total financial derivatives	$28,778,467	$42,411	$(69,282)
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

As of June 30, 2026, Farmer Mac expects to reclassify $7.4 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after June 30, 2026.

The following tables summarize the net income/(expense) recognized in the Consolidated Statements of Operations related to derivatives for the three and six months ended June 30, 2026, and 2025:

Table 3.2

	For the Three Months Ended June 30, 2026
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Loans	Total Interest Expense	Gains/(losses) on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations	$215,222	$235,038	$(332,185)	$224	$118,299

Net effects of fair value hedging relationships:
Recognized on derivatives	$53,231	$19,237	$(44,130)	$—	$28,338
Recognized on hedged items	(53,350)	(18,858)	44,759	—	(27,449)
Amounts related to interest settlements on derivatives	15,745	7,908	(3,326)	—	20,327
Net effects of fair value hedging relationships	$15,626	$8,287	$(2,697)	$—	$21,216

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$2,460	$—	$2,460
Net effects of cash flow hedges	$—	$—	$2,460	$—	$2,460

Gains/(losses) on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$139	$139
Interest expense on interest rate swaps	—	—	—	556	556
Treasury futures	—	—	—	(471)	(471)
Net effects of financial derivatives not designated in hedge relationships	$—	$—	$—	$224	$224

	For the Three Months Ended June 30, 2025
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Loans	Total Interest Expense	Gains/(losses) on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations	$213,983	$185,039	$(302,225)	$80	$96,877

Net effects of fair value hedging relationships:
Recognized on derivatives	$(56,736)	$(8,027)	$42,233	$—	$(22,530)
Recognized on hedged items	57,040	8,860	(40,661)	—	25,239
Amounts related to interest settlements on derivatives	29,007	12,499	(27,776)	—	13,730
Net effects of fair value hedging relationships	$29,311	$13,332	$(26,204)	$—	$16,439

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$3,746	$—	$3,746
Net effects of cash flow hedges	$—	$—	$3,746	$—	$3,746

Gains/(losses) on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$(834)	$(834)
Interest expense on interest rate swaps	—	—	—	(208)	(208)
Treasury futures	—	—	—	1,122	1,122
Net effects of financial derivatives not designated in hedge relationships	$—	$—	$—	$80	$80

	For the Six Months Ended June 30, 2026
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Loans	Total Interest Expense	Gains/(losses) on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations	$418,631	$447,590	$(646,750)	$1,364	$220,835

Net effects of fair value hedging relationships:
Recognized on derivatives	$82,704	$21,321	$(91,217)	$—	$12,808
Recognized on hedged items	(83,238)	(20,992)	92,673	—	(11,557)
Amounts related to interest settlements on derivatives	32,312	16,025	(8,019)	—	40,318
Net effects of fair value hedging relationships	$31,778	$16,354	$(6,563)	$—	$41,569

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$4,930	$—	$4,930
Net effects of cash flow hedges	$—	$—	$4,930	$—	$4,930

Gains/(losses) on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$(822)	$(822)
Interest expense on interest rate swaps	—	—	—	1,525	1,525
Treasury futures	—	—	—	661	661
Net effects of financial derivatives not designated in hedge relationships	$—	$—	$—	$1,364	$1,364

	For the Six Months Ended June 30, 2025
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Loans	Total Interest Expense	Gains/(losses) on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations:	$423,633	$356,803	$(592,700)	$(2,556)	$185,180

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(173,231)	$(52,581)	$117,833	$—	$(107,979)
Recognized on hedged items	173,036	53,840	(115,089)	—	111,787
Amounts related to interest settlements on derivatives	58,151	24,883	(56,270)	—	26,764
(Losses)/gains on fair value hedging relationships	$57,956	$26,142	$(53,526)	$—	$30,572

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$7,571	$—	$7,571
Expense recognized on cash flow hedges	$—	$—	$7,571	$—	$7,571

Losses on financial derivatives not designated in hedge relationships:
Losses on interest rate swaps	$—	$—	$—	$(3,537)	$(3,537)
Interest expense on interest rate swaps	—	—	—	110	110
Treasury futures	—	—	—	871	871
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$(2,556)	$(2,556)

The following table displays the carrying amount of the hedged items and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of June 30, 2026 and December 31, 2025:

Table 3.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(in thousands)
Investment securities, AFS, at fair value(1)	$8,596,785	$7,818,278	$(319,228)	$(235,989)
Loans held for investment, at amortized cost(2)	3,422,063	2,278,212	(352,307)	(331,315)
Notes Payable(3)	(13,986,091)	(11,837,713)	85,983	(6,690)
(1)Amortized cost of $8.9 billion and $8.0 billion as of June 30, 2026 and December 31, 2025, respectively.
(2)As of June 30, 2026, closed portfolio of loans hedged under the portfolio layer method had an amortized cost of $0.8 billion, of which $66.2 million was designated as the hedged item. The remaining amount of amortized cost is from hedges not designated under the portfolio layer method. There were no portfolio layer hedges as of December 31, 2025.
(3)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of June 30, 2026 and December 31, 2025:

Table 3.4

	June 30, 2026
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Netting Adjustments	Financial instruments pledged	Cash Collateral	Net Amount(2)
	(in thousands)
Assets:
Uncleared derivatives	$10,444	$—	$10,444	$(10,401)	$—	$—	$43
Cleared derivatives	34,376	(2,460)	31,916	—	—	—	31,916
Total	$44,820	$(2,460)	$42,360	$(10,401)	$—	$—	$31,959

Liabilities:
Uncleared derivatives	$(63,250)	$—	$(63,250)	$10,401	$—	$9,985	$(42,864)
Cleared derivatives	(2,460)	2,460	—	—	—	—	—
Total	$(65,710)	$2,460	$(63,250)	$10,401	$—	$9,985	$(42,864)
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. As of June 30, 2026, Farmer Mac had additional net exposure of $309.8 million due to instances where Farmer Mac's collateral to a counterparty exceeded the net derivative position and $2.2 million due to instances where Farmer Mac's collateral from a counterparty exceeded the net derivative position.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the Consolidated Balance Sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of June 30, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of June 30, 2026 and December 31, 2025, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $28.7 billion notional amount of interest rate swaps outstanding as of June 30, 2026, $20.8 billion were cleared through the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $25.5 billion notional amount of interest rate swaps outstanding as of December 31, 2025, $19.4 billion were cleared through the CME.

4.LOANS

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. Farmer Mac monitors and assesses credit risk for each segment, recognizing the different credit risk profiles within each segment.

The following table includes loans held for investment and displays the composition of the loan balances as of June 30, 2026 and December 31, 2025:

Table 4.1

	As of June 30, 2026			As of December 31, 2025
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$7,026,466	$2,325,798	$9,352,264	$6,002,738	$2,482,010	$8,484,748
Corporate AgFinance	1,512,959	—	1,512,959	1,460,691	—	1,460,691
Total Agricultural Finance loans	8,539,425	2,325,798	10,865,223	7,463,429	2,482,010	9,945,439
Infrastructure Finance loans	7,753,872	—	7,753,872	6,761,081	—	6,761,081
Total unpaid principal balance(1)	16,293,297	2,325,798	18,619,095	14,224,510	2,482,010	16,706,520
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(391,084)	—	(391,084)	(347,459)	—	(347,459)
Total loans	15,902,213	2,325,798	18,228,011	13,877,051	2,482,010	16,359,061
Allowance for losses	(45,213)	(1,954)	(47,167)	(36,673)	(1,112)	(37,785)
Total loans, net of allowance	$15,857,000	$2,323,844	$18,180,844	$13,840,378	$2,480,898	$16,321,276
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of June 30, 2026 and December 31, 2025:

Table 4.2

	June 30, 2026	December 31, 2025
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$15,472	$9,400
Corporate AgFinance	7,211	6,631
Infrastructure Finance loans	24,484	21,754
Total	$47,167	$37,785

The following is a summary of the changes in the allowance for losses for the three and six months ended June 30, 2026 and 2025:

Table 4.3

	June 30, 2026				June 30, 2025
	Agricultural Finance loans		Infrastructure Finance loans(3)	Total	Agricultural Finance loans		Infrastructure Finance loans(3)	Total
	Farm & Ranch(1)	Corporate AgFinance(2)			Farm & Ranch(1)	Corporate AgFinance(2)
	(in thousands)
For the Three Months Ended
Beginning Balance	$12,324	$6,421	$21,175	$39,920	$5,071	$6,298	$13,687	$25,056
Provision for losses	3,190	544	3,309	7,043	4,404	605	2,691	7,700
Charge-offs	(42)	—	—	(42)	(2,840)	—	—	(2,840)
Recovery	—	246	—	246	—	40	—	40
Ending Balance	$15,472	$7,211	$24,484	$47,167	$6,635	$6,943	$16,378	$29,956

For the Six Months Ended
Beginning Balance	$9,400	$6,631	$21,754	$37,785	$5,132	$5,379	$12,712	$23,223
Provision for losses	6,114	2,509	2,730	11,353	4,343	1,441	3,666	9,450
Charge-offs	(42)	(2,175)	—	(2,217)	(2,840)	—	—	(2,840)
Recovery	—	246	—	246	—	123	—	123
Ending Balance	$15,472	$7,211	$24,484	$47,167	$6,635	$6,943	$16,378	$29,956
(1)As of June 30, 2026 and 2025, the allowance for losses for Agricultural Finance Farm & Ranch loans includes $7.6 million and $1.7 million allowance for collateral dependent assets ("CDA") secured by agricultural real estate, respectively.
(2)As of June 30, 2026 and 2025 the allowance for losses for Agricultural Finance Corporate AgFinance loans includes $0.0 million and $1.0 million allowance for CDA secured by agricultural real estate, respectively.
(3)As of June 30, 2026 and 2025 the allowance for losses for Infrastructure Finance loans includes $5.2 million and $0.0 million allowance for CDA.

The $7.0 million and $11.4 million provision to the allowance during the three and six months ended June 30, 2026 is primarily attributed to new volume growth across all of our segments and portfolio credit migration.

The $7.7 million and $9.5 million net provision to the allowance during the three and six months ended June 30, 2025 was primarily attributable to borrower specific downgrades and new volume growth.

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans as of June 30, 2026 and December 31, 2025:

Table 4.4

	As of June 30, 2026
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Nonaccrual Loans(2)(3)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$9,068,619	$35,846	$16,335	$13,023	$65,204	$218,441	$9,352,264
Corporate AgFinance	1,499,615	5,039	—	—	5,039	8,305	1,512,959
Total Agricultural Finance loans	10,568,234	40,885	16,335	13,023	70,243	226,746	10,865,223
Infrastructure Finance loans	7,740,485	—	—	—	—	13,387	7,753,872
Total	$18,308,719	$40,885	$16,335	$13,023	$70,243	$240,133	$18,619,095
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on unpaid principal less charge-offs.
(2)Includes loans that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.
(3)Includes $52.4 million of nonaccrual loans for which there was no associated allowance. During the three and six months ended June 30, 2026, Farmer Mac received $12.2 million and $15.8 million, respectively, in interest on nonaccrual loans.

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
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on unpaid principal less charge-offs.
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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Infrastructure Finance loans held as of June 30, 2026 and December 31, 2025, by year of origination:

Table 4.5

	As of June 30, 2026
	Year of Origination:
	2026	2025	2024	2023	2022	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$1,179,572	$1,382,760	$849,308	$415,481	$864,906	$3,190,091	$417,909	$8,300,027
Special mention(2)	126,033	269,230	74,070	23,445	24,328	90,019	29,384	636,509
Substandard(3)	2,778	34,091	65,733	37,569	72,498	178,924	24,135	415,728
Total	$1,308,383	$1,686,081	$989,111	$476,495	$961,732	$3,459,034	$471,428	$9,352,264

For the Three Months Ended June 30, 2026:
Current period charge-offs	$—	$—	$—	$—	$—	$42	$—	$42

For the Six Months Ended June 30, 2026:
Current period charge-offs	$—	$—	$—	$—	$—	$42	$—	$42
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on unpaid principal less charge-offs.
(2)Special mention assets generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(3)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of June 30, 2026
	Year of Origination:
	2026	2025	2024	2023	2022	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$101,157	$331,570	$164,404	$91,867	$57,269	$358,267	$261,805	$1,366,339
Special mention(2)	16,250	—	11,360	—	—	26,377	13,524	67,511
Substandard(3)	—	—	4,608	25,125	—	38,683	10,693	79,109
Total	$117,407	$331,570	$180,372	$116,992	$57,269	$423,327	$286,022	$1,512,959

For the Three Months Ended June 30, 2026:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2026:
Current period charge-offs	$—	$—	$—	$—	$—	$1,828	$347	$2,175
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on unpaid principal less charge-offs.
(2)Special mention assets generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(3)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of June 30, 2026
	Year of Origination:
	2026	2025	2024	2023	2022	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$988,839	$1,667,565	$1,229,605	$531,090	$413,867	$1,749,838	$994,128	$7,574,932
Special mention(2)	—	—	—	18,863	50,554	52,999	—	122,416
Substandard(3)	—	—	—	27,830	28,694	—	—	56,524
Total	$988,839	$1,667,565	$1,229,605	$577,783	$493,115	$1,802,837	$994,128	$7,753,872

For the Three Months Ended June 30, 2026:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2026:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on unpaid principal less charge-offs.
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
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on unpaid principal less charge-offs.
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
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on unpaid principal less charge-offs.
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
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on unpaid principal less charge-offs.
(2)Special mention assets generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(3)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Loan Modifications to Borrowers Experiencing Financial Difficulty

As part of its loss mitigation activities, Farmer Mac may agree to modify the contractual terms of loans to borrowers experiencing financial difficulty. These modifications generally consist of payment deferrals and, less frequently, term extensions.

The impact of modifications granted to borrowers experiencing financial difficulty and their subsequent performance is incorporated into Farmer Mac’s allowance methodology. Post-modification performance is monitored through payment performance, delinquency status, risk ratings, collateral values, and collection activity, with changes in these factors reflected in the allowance for credit losses.

The disclosures below are presented beginning in the current period. Comparable prior-period information has not been presented because the related activity was not material in prior periods.

The following table presents the amortized cost and the weighted average financial effect of modifications, as of June 30, 2026 granted to Agricultural Finance and Infrastructure Finance borrowers experiencing financial difficulty during the three and six months ended June 30, 2026:

Table 4.6

	June 30, 2026
	Payment Deferrals(1)		Term Extensions(1)		Total(3)	Percentage of Total by Financing Class
	Amount	Financial Effect(2)	Amount	Financial Effect(2)
	(dollars in thousands)
For the Three Months Ended
Agricultural Finance(4):
Farm & Ranch	$28,522	6 months	$2,700	60 months	$31,222	0.33%

Infrastructure Finance	$13,387	3 months	$—	—	$13,387	0.17%

For the Six Months Ended
Agricultural Finance:
Farm & Ranch	$30,500	6 months	$2,700	60 months	$33,200	0.35%

Infrastructure Finance	$13,387	4 months	$—	—	$13,387	0.17%
(1)Amounts presented are the amortized cost of modified loans, excluding modified loans that were paid off, charged off, or otherwise liquidated as of June 30, 2026.
(2)Represents the weighted average of payment deferrals and term extensions, in months, as a result of the modification granted.
(3)The unfunded lending commitments on the modifications granted during the six months ended June 30, 2026 were $2.2 million.
(4)There were no modifications within the Corporate AgFinance segment during the periods presented above.

The following table presents the performance of the loans under the modified terms as of June 30, 2026, of loan modifications granted during the six months preceding June 30, 2026:

Table 4.7

	As of June 30, 2026
	Current	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance(1)(2):
Farm & Ranch	$21,663	$567	$—	$10,970	$11,537	$33,200

Infrastructure Finance(1)(2)	$13,387	$—	$—	$—	$—	$13,387
(1)Current loan amounts are presented based on contractual amortized cost, while past due loan amounts are presented at the contractual amortized cost less charge-offs.
(2)Amounts presented are the amortized cost of modified loans, excluding modified loans that were paid off, charged off, or otherwise liquidated as of June 30, 2026.

Farmer Mac generally considers modifications to borrowers experiencing financial difficulty to have subsequently defaulted when the modified loan becomes 90 days past due following the modification. Loans that subsequently defaulted during both the three and six month periods ended June 30, 2026 totaled $11.0 million.

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

Table 5.1

	As of June 30, 2026	As of December 31, 2025
	(dollars in thousands)
Guarantee and commitment obligation	$50,748	$49,750
Maximum principal amount	5,302,670	4,997,829
Weighted-average remaining maturity	14.1 years	14.4 years
Reserve for losses	1,710	1,586
6.NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac. Discount notes generally have original maturities of 1 year or less, whereas medium-term notes generally have original maturities of 0.5 years to 25.0 years.

The following tables set forth information related to Farmer Mac's borrowings as of June 30, 2026 and December 31, 2025:

Table 6.1

	June 30, 2026
	Outstanding as of June 30		Average Outstanding During the Quarter
	Amount	Weighted-Average Rate	Amount	Weighted-Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,121,771	3.72%	$1,963,155	3.72%
Medium-term notes	2,910,330	3.76%	2,832,154	3.75%
Current portion of medium-term notes	7,887,370	3.19%
Total due within one year	$12,919,471	3.41%
Due after one year:
Medium-term notes due in:
Two years	$6,176,103	3.74%
Three years	4,170,515	3.98%
Four years	3,643,833	4.02%
Five years	5,998,251	3.67%
Thereafter	1,871,732	3.07%
Total due after one year	$21,860,433	3.75%
Total principal net of discounts	$34,779,904	3.63%
Hedging adjustments	(85,983)
Total	$34,693,922

	December 31, 2025
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,614,571	3.87%	$1,854,488	4.22%
Medium-term notes	2,822,454	4.02%	2,901,863	4.35%
Current portion of medium-term notes	5,834,657	2.77%
Total due within one year	$11,271,682	3.34%
Due after one year:
Medium-term notes due in:
Two years	$6,641,397	3.65%
Three years	3,740,471	3.97%
Four years	2,836,656	4.24%
Five years	3,889,804	3.71%
Thereafter	2,435,870	2.88%
Total due after one year	$19,544,198	3.71%
Total principal net of discounts	$30,815,880	3.58%
Hedging adjustments	6,690
Total	$30,822,570

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the six months ended June 30, 2026 and 2025 was $2.2 billion and $2.1 billion, respectively.

Callable medium‑term notes give Farmer Mac the option to redeem the debt at par value on specified call dates or, depending on the instrument, periodically on or after a specified call date. The following table summarizes by maturity date the amounts and weighted average interest rate for Farmer Mac debt callable in 2026 as of June 30, 2026:

Table 6.2

Debt Callable in 2026 as of June 30, 2026, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2027	$1,063,769	2.80%
2028	1,003,567	3.79%
2029	912,969	4.26%
2030	1,206,079	2.98%
Thereafter	1,441,761	2.51%
Total	$5,628,145	3.18%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of June 30, 2026, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 6.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2026	$12,374,746	3.52%
2027	6,228,638	3.52%
2028	3,553,530	3.89%
2029	3,166,575	4.05%
2030	4,141,087	3.67%
Thereafter	5,315,328	3.52%
Total principal net of discounts	$34,779,904	3.63%

During the six months ended June 30, 2026 and 2025, Farmer Mac called $1.6 billion and $1.2 billion of callable medium-term notes, respectively.

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
Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The Charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of June 30, 2026, Farmer Mac had not used this borrowing authority.

7.EQUITY

Common Stock

During the first and second quarters of 2026, Farmer Mac paid a quarterly dividend of $1.60 per share on all classes of its common stock. For each quarter in 2025, Farmer Mac paid a quarterly dividend of $1.50 per share on all classes of its common stock.

On May 13, 2026, Farmer Mac's board of directors revised the terms of the share repurchase program to extend the expiration date of the program to May 31, 2028.

During the first half of 2026, Farmer Mac repurchased 47,319 shares of Class C non-voting common stock at a cost of approximately $7.1 million. As of June 30, 2026, $30.0 million remain available for repurchase under the program.

Preferred Stock

In May 2026, Farmer Mac issued 4.0 million shares of 6.875% non-cumulative perpetual Series I preferred stock, par value $25.00 per share. Farmer Mac incurred direct costs of $3.2 million related to the issuance of the Series I preferred stock. The dividend rate on the Series I preferred stock will remain at a non-cumulative, fixed rate of 6.875% per year, when, as, and if a dividend is declared by the Board of Directors of Farmer Mac, for so long as the Series I preferred stock remains outstanding. The Series I preferred stock has no maturity date, but Farmer Mac has the option to redeem the preferred stock at any time on any dividend payment date on and after July 17, 2031.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both June 30, 2026 and December 31, 2025, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of June 30, 2026, Farmer Mac's minimum capital requirement was $1.1 billion and its core capital level was $1.9 billion, which was $730.7 million above the minimum capital requirement as of that date. As of December 31, 2025, Farmer Mac's minimum capital requirement was $1.0 billion and its core capital level was $1.7 billion, which was $677.7 million above the minimum capital requirement as of that date.

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

8.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of June 30, 2026
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
Government/GSE guaranteed MBS	$—	$5,616,878	$—	$5,616,878
U.S. Treasuries	1,498,059	—	—	1,498,059
ABS	—	—	65,474	65,474
AgVantage	—	—	7,702,969	7,702,969
Interest-Only Farmer Mac Guaranteed Securities	—	—	8,126	8,126
Total AFS Investment Securities	1,498,059	5,616,878	7,776,569	14,891,506
Financial derivatives	43	42,368	—	42,411
Other Assets(2)	—	—	4,852	4,852
Total Assets at fair value	$1,498,102	$5,659,246	$7,781,421	$14,938,769
Liabilities:
Financial derivatives	$22	$69,260	$—	$69,282
Total Liabilities at fair value	$22	$69,260	$—	$69,282
(1) Level 3 assets represent 20% of total assets and 52% of financial instruments measured at fair value.
(2) Represents a retained beneficial interest related to transfers of financial assets.

Assets and Liabilities Measured at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2026 or December 31, 2025.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the three and six months ended June 30, 2026 and 2025, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three and six months ended June 30, 2026 and 2025.

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value For the Three Months Ended June 30, 2026
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
ABS	$44,586	$20,320	$(1)	$—	$(612)	$1,181	$65,474
AgVantage	6,828,759	1,125,000	(215,000)	59	(36,358)	509	7,702,969
Interest-Only Farmer Mac Guaranteed Securities	8,153	—	(140)	—	—	113	8,126
Total AFS	6,881,498	1,145,320	(215,141)	59	(36,970)	1,803	7,776,569

Other Assets	4,867	—	(72)	—	57	—	4,852
Total Assets at fair value	$6,886,365	$1,145,320	$(215,213)	$59	$(36,913)	$1,803	$7,781,421

Level 3 Assets and Liabilities Measured at Fair Value For the Three Months Ended June 30, 2025
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains/(losses) included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
Auction-rate certificates backed by Government guaranteed student loans	$19,353	$—	$—	$(1)	$—	$123	$19,475
AgVantage	5,614,512	100,000	(16,994)	(5)	37,812	(12,435)	5,722,890
Interest-Only Farmer Mac Guaranteed Securities	8,872	—	(166)	—	—	(93)	8,613
Total AFS	5,642,737	100,000	(17,160)	(6)	37,812	(12,405)	5,750,978

Other Assets	5,297	—	(85)	—	(71)	—	5,141
Total Assets at fair value	$5,648,034	$100,000	$(17,245)	$(6)	$37,741	$(12,405)	$5,756,119

Level 3 Assets and Liabilities Measured at Fair Value for the For the Six Months Ended June 30, 2026
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
ABS	$—	$65,320	$(1)	$—	$(630)	$785	$65,474
AgVantage	6,730,917	1,475,000	(428,097)	51	(57,852)	(17,050)	7,702,969
Interest-Only Farmer Mac Guaranteed Securities	8,203	—	(300)	—	—	223	8,126
Total AFS	6,739,120	1,540,320	(428,398)	51	(58,482)	(16,042)	7,776,569

Other Assets	4,897	—	(155)	—	110	—	4,852
Total Assets at fair value	$6,744,017	$1,540,320	$(428,553)	$51	$(58,372)	$(16,042)	$7,781,421

Level 3 Assets and Liabilities Measured at Fair Value for the For the Six Months Ended June 30, 2025
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains/(losses) included in Income	Unrealized losses included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
Auction-rate certificates backed by Government guaranteed student loans	$19,476	$—	$—	$(1)	$—	$—	$19,475
AgVantage	5,505,531	400,000	(292,849)	45	119,878	(9,715)	5,722,890
Interest-Only Farmer Mac Guaranteed Securities	9,015	—	(340)	—	—	(62)	8,613
Total AFS	5,534,022	400,000	(293,189)	44	119,878	(9,777)	5,750,978

Other Assets	5,382	—	(171)	—	(70)	—	5,141
Total Assets at fair value	$5,539,404	$400,000	$(293,360)	$44	$119,808	$(9,777)	$5,756,119

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of June 30, 2026 and December 31, 2025:

Table 8.3

	As of June 30, 2026
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
ABS	$65,474	Discounted cash flow	Discount rate	5.8% - 7.5% (7.0%)
AgVantage	$7,702,969	Discounted cash flow	Discount rate	4.8% - 5.6% (5.0%)
Interest-Only Farmer Mac Guaranteed Securities	$8,126	Discounted cash flow	Discount rate	8.1%
			CPR	2.3%
Other Assets	$4,852	Discounted cash flow	Discount rate	8.1%
			CPR	2.3%

	As of December 31, 2025
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
AgVantage	$6,730,917	Discounted cash flow	Discount rate	4.3% - 4.9% (4.5%)
Interest-Only Farmer Mac Guaranteed Securities	$8,203	Discounted cash flow	Discount rate	7.8%
			CPR	3.3%
Other Assets	$4,897	Discounted cash flow	Discount rate	7.8%
			CPR	3.3%

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of June 30, 2026 and December 31, 2025:

Table 8.4

	As of June 30, 2026
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$1,038,091	$1,038,091	$—	$—	$1,038,091
Investment securities	19,425,162	1,498,059	5,616,878	12,123,646	19,238,583
Loans	18,180,844	—	—	18,226,446	18,226,446
Financial derivatives	42,411	43	42,368	—	42,411
Guarantee and commitment fees receivable	58,476	—	—	62,164	62,164
Financial liabilities:
Notes payable	34,693,922	—	—	34,237,982	34,237,982
Debt securities of consolidated trusts held by third parties	2,217,532	—	—	2,251,451	2,251,451
Financial derivatives	69,282	22	69,260	—	69,282
Guarantee and commitment obligations	55,555	—	—	59,245	59,245

	As of December 31, 2025
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$931,067	$931,067	—	—	$931,067
Investment securities	17,550,379	1,544,147	5,297,018	10,548,943	17,390,108
Loans	16,321,276	—	—	16,342,149	16,342,149
Financial derivatives	44,875	154	44,721	—	44,875
Guarantee and commitment fees receivable	57,214	—	—	63,677	63,677
Financial liabilities:
Notes payable	30,822,570	—	—	30,489,417	30,489,417
Debt securities of consolidated trusts held by third parties	2,365,435	—	—	2,420,149	2,420,149
Financial derivatives	21,618	15	21,603	—	21,618
Guarantee and commitment obligations	54,770	—	—	61,234	61,234

9.BUSINESS SEGMENT REPORTING

The following table presents Farmer Mac's seven segments:

Agricultural Finance		Infrastructure Finance			Treasury
Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments

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

The following tables present segment core earnings and assets for the three and six months ended June 30, 2026 and 2025.

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended June 30, 2026
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$186,369	$33,344	$76,362	$18,006	$35,893	$17,968	$82,318	$450,260
(Interest expense)/benefit(1)	(145,286)	(16,575)	(69,377)	(11,428)	(25,120)	16,855	(81,254)	(332,185)
Less: reconciling adjustments(2)(3)	(1,020)	—	(23)	—	—	406	—	(637)
Net effective spread	40,063	16,769	6,962	6,578	10,773	35,229	1,064	117,438
Guarantee and commitment fees(3)	4,968	243	196	1,081	556	—	—	7,044
Other income/(expense)	928	15	—	(25)	(22)	—	—	896
Provision for losses	(3,333)	(524)	(368)	(1,987)	(1,157)	—	—	(7,369)
Operating expenses(1)	(9,286)	(2,356)	(1,258)	(1,881)	(2,221)	(2,969)	(1,013)	(20,984)
Income tax expense	(7,001)	(2,971)	(1,162)	(790)	(1,665)	(6,776)	(11)	(20,376)
Segment core earnings	$26,339	$11,176	$4,370	$2,976	$6,264	$25,484	$40	$76,649

Reconciliation to net income:
Net effects of derivatives and trading securities								$115
Unallocated (expenses)/income								(15,304)
Income tax effect related to reconciling items								5,491
Net income								$66,951

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$21,987,822	$2,082,762	$8,266,639	$1,851,902	$3,008,013	$—	$—	$37,197,138
Off-balance sheet assets under management								(6,026,228)
Unallocated assets								8,119,282
Total assets on the Consolidated Balance Sheets								$39,290,192
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

Core Earnings by Business Segment
For the Three Months Ended June 30, 2025
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$152,218	$25,484	$67,447	$12,159	$23,494	$35,619	$82,601	$399,022
Interest expense(1)	(115,524)	(16,875)	(61,786)	(8,227)	(17,267)	(1,920)	(80,626)	(302,225)
Less: reconciling adjustments(2)(3)	(984)	—	(25)	—	—	(2,031)	136	(2,904)
Net effective spread	35,710	8,609	5,636	3,932	6,227	31,668	2,111	93,893
Guarantee and commitment fees(3)	4,551	224	215	564	320	—	—	5,874
Other income	313	345	—	—	8	—	14	680
Provision for losses	(4,494)	(614)	(73)	(666)	(1,964)	—	(1)	(7,812)
Operating expenses(1)	(7,020)	(2,378)	(1,156)	(1,274)	(1,560)	(3,003)	(888)	(17,279)
Income tax expense	(6,101)	(1,300)	(970)	(537)	(637)	(6,020)	(260)	(15,825)
Segment core earnings	$22,959	$4,886	$3,652	$2,019	$2,394	$22,645	$976	$59,531

Reconciliation to net income:
Net effects of derivatives and trading securities								$2,260
Unallocated (expenses)/income								(12,185)
Income tax effect related to reconciling items								5,231
Net income								$54,837

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,217,905	$1,953,523	$7,300,354	$1,174,441	$1,941,036	$—	$—	$30,587,259
Off-balance sheet assets under management								(5,257,348)
Unallocated assets								7,665,998
Total assets on the Consolidated Balance Sheets								$32,995,909
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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2026
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$355,361	$58,513	$150,226	$34,130	$67,852	$37,171	$162,968	$866,221
Interest (expense)/benefit(1)	(275,677)	(32,805)	(136,707)	(21,724)	(48,000)	28,967	(160,804)	(646,750)
Less: reconciling adjustments(2)(3)	(1,948)	—	(66)	—	—	1,738	242	(34)
Net effective spread	77,736	25,708	13,453	12,406	19,852	67,876	2,406	219,437
Guarantee and commitment fees(3)	9,920	510	396	1,956	977	—	—	13,759
Other income/(expense)	1,803	15	—	(81)	(22)	—	—	1,715
Provision for losses	(6,192)	(2,544)	(307)	(1,940)	(1,213)	—	—	(12,196)
Operating expenses(1)	(17,451)	(4,836)	(2,355)	(3,586)	(4,111)	(5,391)	(1,837)	(39,567)
Income tax expense	(13,621)	(3,959)	(2,350)	(1,838)	(3,251)	(13,123)	(120)	(38,262)
Segment core earnings	$52,195	$14,894	$8,837	$6,917	$12,232	$49,362	$449	$144,886

Reconciliation to net income:
Net effects of derivatives and trading securities								$186
Unallocated (expense)/income								(30,063)
Income tax effect related to reconciling items								11,065
Net income								$126,074

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$21,987,822	$2,082,762	$8,266,639	$1,851,902	$3,008,013	$—	$—	$37,197,138
Off-balance sheet assets under management								(6,026,228)
Unallocated assets								8,119,282
Total assets on the Consolidated Balance Sheets								$39,290,192
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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2025
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$301,899	$50,606	$132,442	$22,992	$43,809	$68,597	$160,091	$780,436
Interest expense(1)	(230,313)	(33,357)	(121,424)	(15,494)	(32,470)	(3,380)	(156,262)	(592,700)
Less: reconciling adjustments(2)(3)	(1,991)	—	(53)	—	—	(1,945)	136	(3,853)
Net effective spread	69,595	17,249	10,965	7,498	11,339	63,272	3,965	183,883
Guarantee and commitment fees(3)	9,102	421	436	900	503	—	—	11,362
Other income	1,535	345	—	—	8	—	36	1,924
Provision for losses	(4,301)	(1,442)	(150)	(437)	(3,064)	—	(1)	(9,395)
Operating expenses(1)	(13,615)	(4,511)	(2,279)	(2,326)	(3,268)	(5,803)	(1,711)	(33,513)
Income tax expense	(13,083)	(2,535)	(1,883)	(1,184)	(1,159)	(12,069)	(481)	(32,394)
Segment core earnings	$49,233	$9,527	$7,089	$4,451	$4,359	$45,400	$1,808	$121,867

Reconciliation to net income:
Net effects of derivatives and trading securities								$(275)
Unallocated (expense)/income								(25,430)
Income tax effect related to reconciling items								8,326
Net income								$104,488

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,217,905	$1,953,523	$7,300,354	$1,174,441	$1,941,036	$—	$—	$30,587,259
Off-balance sheet assets under management								(5,257,348)
Unallocated assets								7,665,998
Total assets on the Consolidated Balance Sheets								$32,995,909
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

10.INCOME TAXES

During the three and six months ended June 30, 2026, Farmer Mac purchased $21.4 million and $66.4 million, respectively, of renewable energy investment tax credits at prices ranging from approximately $0.91 to $0.93 per $1.00 of credit, resulting in a benefit of $2.0 million and $6.3 million, respectively. During both the three and six months ended June 30, 2025, Farmer Mac purchased $35.6 million in renewable energy investment tax credits at prices of approximately $0.91 per $1.00 of credit. All of the renewable energy investment tax credits purchased are with projects that have been placed into service. As a result of these purchases, Farmer Mac recognized a tax benefit of $3.2 million for both the three and six months ended June 30, 2025.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the quarter ended June 30, 2026. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on February 19, 2026 (the "2025 Annual Report").

FORWARD-LOOKING STATEMENTS

In this report, the words "Farmer Mac," "we," "our," and "us" refer to the Federal Agricultural Mortgage Corporation and its subsidiaries unless otherwise stated or unless the context otherwise requires.

Some statements made in this report, such as in the "Management's Discussion and Analysis of Financial Condition and Results of Operations ('MD&A')" section, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 about management's current expectations for Farmer Mac's future financial results, business prospects, and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. These statements typically include terms such as "aims," "anticipates," "believes," "continues," "designed," "estimates," "expects," "forecasts," "likely," "intends," "often," "outlook," "plans," "potential," "project," "target," and similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will," and "would." This report includes forward-looking statements addressing our:

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

Overview

We are driven by our mission to increase the accessibility of financing to provide vital liquidity for American agriculture and rural infrastructure. Our secondary market provides liquidity to the nation's agricultural and rural infrastructure businesses, supporting a vibrant and strong rural America. We offer a wide range of solutions to help meet financial institutions’ growth, liquidity, risk management, and capital relief needs across diverse markets, including agriculture, agribusiness, broadband infrastructure, power & utilities, and renewable energy. We are uniquely positioned to facilitate competitive access to financing that fuels growth, innovation, and prosperity in America's rural and agricultural communities. We also provide investment opportunities through our debt issuances to entities, such as states, counties, municipalities, pension funds, banks, public trust funds, and credit unions, that may diversify their investment portfolios and provide possibilities to earn a competitive return on their investment dollars.

During second quarter 2026, we:

•provided $4.0 billion in liquidity and lending capacity to lenders serving rural America;
•maintained strong liquidity in our investment portfolio, averaging 282 days of liquidity during 2026, well above the regulatory requirement of a minimum of 90 days of liquidity;
•issued $100 million of 6.875% non-cumulative perpetual Series I preferred stock;
•delivered record net income, contributing to a $41.5 million increase in retained earnings and a capital position $0.7 billion above the minimum regulatory requirement; and
•maintained uninterrupted access to the debt capital markets.

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

Table 1

	For the Three Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025
	(in thousands)
Net income attributable to common stockholders	$58,877	$51,832	$49,170
Core earnings	58,766	51,741	47,365

Net income attributable to common stockholders and core earnings each increased $7.0 million from the prior quarter. The increase in net income attributable to common stockholders was primarily driven by a $16.7 million increase in net interest income ("NII"), while the increase in core earnings was primarily driven by a $15.4 million increase in net effective spread ("NES"). These increases were partially offset by a $2.8 million increase in operating expenses, a $2.7 million increase in the provision for credit losses, and a $2.6 million increase in income tax expense during the second quarter of 2026.

Net income attributable to common stockholders increased $9.7 million and core earnings increased $11.4 million year-over-year in the second quarter of 2026. The increase in net income attributable to common stockholders was primarily attributable to a $21.3 million increase in NII, while the increase in core earnings was primarily driven by a $23.5 million increase in NES. These increases were partially offset by a $6.7 million increase in operating expenses and a $4.3 million increase in income tax expense.

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

Table 2

	For the Three Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025
	(in thousands)
Net interest income	$118,075	$101,396	$96,797
Net interest yield %	1.24%	1.13%	1.20%
Net effective spread	$117,438	$101,999	$93,893
Net effective spread %	1.26%	1.16%	1.19%

The sequential increase of $16.7 million and $15.4 million in NII and NES, respectively, for the second quarter 2026 was primarily attributable to the effects of net volume growth, led by the Farm & Ranch and Renewable Energy portfolios, and collection of $7.4 million of previously unrecognized interest through resolution of a defaulted asset within our Corporate AgFinance segment. The recognition of this income was a nonrecurring event that favorably impacted net interest income during the second quarter 2026.

The year-over-year increase of $21.3 million in NII and $23.5 million in NES were both primarily driven by the effects of net volume growth, led by the Farm & Ranch and Renewable Energy portfolios, and the impact of the $7.4 million collection of default interest recognized in second quarter 2026.

See MD&A—Use of Non-GAAP Measures for more information about our use of NES as a financial measure and Table 9 in MD&A—Results of Operations—Net Interest Income for a reconciliation of NII to NES.

Business Volume

Our outstanding business volume was $37.2 billion as of June 30, 2026, a net increase of $2.4 billion from March 31, 2026 after taking into account all new business, maturities, sales, and paydowns on existing assets. The net increase was due to new volume during the quarter totaling $4.0 billion, partially offset by scheduled maturities and repayments of $1.6 billion. The net new volume includes increases of $1.8 billion in the Agricultural Finance and $0.6 billion in the Infrastructure Finance lines of business. For more information about our business volume, see MD&A—Results of Operations—Business Volume.

Credit Quality

Throughout this MD&A, credit quality and credit risk disclosures make references to "Agricultural Finance Mortgage Loans" which include on‑balance sheet agricultural mortgage loans and off‑balance sheet exposures, consisting of LTSPCs, unfunded commitments, and Farmer Mac Guaranteed Securities and references to "Infrastructure Finance Loans" include on-balance sheet infrastructure finance loans and off-balance sheet LTSPCs and unfunded commitments.

Our allowance for losses increased $9.4 million from December 31, 2025 to June 30, 2026, primarily due to an $11.4 million provision expense offset by $2.0 million in charge-offs, net of recoveries during the six months ended June 30, 2026. The increase in our allowance for losses was primarily attributable to new volume growth across all of our segments and portfolio credit migration.

For more information about our allowance for losses, see Note 4—Loans to the consolidated financial statements and MD&A—Results of Operations.

The following table presents Agricultural Finance mortgage loans and Infrastructure Finance loans classified as substandard, in dollars and as a percentage of the respective portfolio as of June 30, 2026 and December 31, 2025:

Table 3

	As of June 30, 2026		As of December 31, 2025
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
Agricultural Finance	$576,488	3.9%	$494,217	3.5%
Infrastructure Finance	58,740	0.6%	75,546	1.0%
Total	$635,228		$569,763

Total substandard assets increased $65.5 million from December 31, 2025 to June 30, 2026, with the amount of substandard assets as a percentage of the portfolio increasing from 3.5% at December 31, 2025 to 3.9% at June 30, 2026 for Agricultural Finance loans and decreasing from 1.0% at December 31, 2025 to 0.6% at June 30, 2026 for Infrastructure Finance. The increase in substandard assets for Agricultural Finance loans was primarily driven by credit downgrades while the decrease in substandard assets for Infrastructure Finance was related to a credit upgrade in the Renewable Energy segment.

The following table presents 90-day delinquency rates for our Agricultural Finance mortgage loans and Infrastructure Finance loans, in dollars and as a percentage of total outstanding business volume as of June 30, 2026 and December 31, 2025:

Table 4

	As of June 30, 2026		As of December 31, 2025
	90-Day Delinquencies	% of Total Outstanding Volume	90-Day Delinquencies	% of Total Outstanding Volume
	(dollars in thousands)
Agricultural Finance	$139,128	0.37%	$132,550	0.40%
Infrastructure Finance	—	—%	—	—%
Total	$139,128	0.37%	$132,550	0.40%

Across all of our lines of business, 90-day delinquency rates decreased modestly in second quarter 2026 as compared to fourth quarter 2025.

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

NES excludes the following:
•Interest income and interest expense associated with single-class consolidated trusts with beneficial interests owned by third parties and for which we guarantee all classes of securities issued ("single-class consolidated trusts") and reclassifies that activity to guarantee and commitment fees in determining our core earnings. This reclassification reflects our view that the net interest income earned on single-class consolidated trusts is effectively a guarantee fee.
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

Table 5

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	June 30, 2026	June 30, 2025
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$58,877	$49,170
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 11)	184	(639)
Gains on hedging activities due to fair value changes	889	2,709
Unrealized gains/(losses) on trading securities	59	(65)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value(1)	26	25
Net effects of terminations or net settlements on financial derivatives	(1,017)	255
Income tax effect related to reconciling items	(30)	(480)
Sub-total	111	1,805
Core earnings	$58,766	$47,365

Composition of Core Earnings:
Revenues:
Net effective spread(2)	$117,438	$93,893
Guarantee and commitment fees(3)	7,044	5,874
Other(4)	742	742
Total revenues	125,224	100,509

Credit related expense (GAAP):
Provision for losses	7,017	7,713
Other credit related expense/(income)	352	160
Total credit related expense	7,369	7,873

Operating expenses (GAAP):
Compensation and employee benefits	23,706	17,631
General and administrative	11,591	10,859
Regulatory fees	862	1,000
Total operating expenses	36,159	29,490

Net earnings	81,696	63,146
Income tax expense(5)	14,856	10,114
Preferred stock dividends (GAAP)	8,074	5,667
Core earnings	$58,766	$47,365

Core EPS:
Basic	$5.42	$4.33
Diluted	$5.40	$4.32
Weighted-average shares:
Basic	10,849	10,933
Diluted	10,882	10,963
(1)Reflects the amortization recorded during the reporting period on those assets for which the premium, discount, or deferred gain was a result of consolidation accounting rather than a cash transaction.
(2)NES is a non-GAAP measure. See MD&A—Use of Non-GAAP Measures—Net Effective Spread for more information and Table 9 for a reconciliation of NII to NES.
(3)Includes NII of $1.0 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively, related to consolidated trusts owned by third parties reclassified from net interest income to guarantee and commitment fees.

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

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$110,709	$93,155
Less reconciling items:
Losses on undesignated financial derivatives due to fair value changes (see Table 11)	(495)	(3,212)
Gains on hedging activities due to fair value changes	1,251	3,808
Unrealized gains/(losses) on trading securities	112	(56)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value(1)	70	53
Net effects of terminations or net settlements on financial derivatives	(682)	(815)
Income tax effect related to reconciling items	(54)	46
Sub-total	202	(176)
Core earnings	$110,507	$93,331

Composition of Core Earnings:
Revenues:
Net effective spread(2)	$219,437	$183,883
Guarantee and commitment fees(3)	13,759	11,362
Other(4)	1,927	2,057
Total revenues	235,123	197,302

Credit related expense (GAAP):
Provision for losses	11,325	9,397
Other credit related expense/(income)	1,241	127
Total credit related expense	12,566	9,524

Operating expenses (GAAP):
Compensation and employee benefits	44,963	35,383
General and administrative	22,853	21,617
Regulatory fees	1,725	2,000
Total operating expenses	69,541	59,000

Net earnings	153,016	128,778
Income tax expense(5)	27,144	24,114
Preferred stock dividends (GAAP)	15,365	11,333
Core earnings	$110,507	$93,331

Core EPS:
Basic	$10.19	$8.55
Diluted	$10.14	$8.51
Weighted-average shares:
Basic	10,847	10,915
Diluted	10,902	10,973
(1)Reflects the amortization recorded during the reporting period on those assets for which the premium, discount, or deferred gain was a result of consolidation accounting rather than a cash transaction.
(2)NES is a non-GAAP measure. See MD&A—Use of Non-GAAP Measures—Net Effective Spread for more information and Table 9 for a reconciliation of NII to NES.

(3)Includes NII of $2.0 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively, related to consolidated trusts owned by third parties reclassified from net interest income to guarantee and commitment fees.
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
(5)Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings.

Table 6

Reconciliation of GAAP Basic EPS to Core Earnings - Basic EPS
	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands, except per share amounts)
GAAP - Basic EPS	$5.43	$4.50	$10.21	$8.53
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 11)	0.02	(0.06)	(0.05)	(0.29)
Gains on hedging activities due to fair value changes	0.07	0.25	0.12	0.35
Unrealized gains/(losses) on trading securities	0.01	(0.01)	0.01	(0.01)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	(0.09)	0.03	(0.06)	(0.08)
Income tax effect related to reconciling items	—	(0.04)	(0.01)	—
Sub-total	0.01	0.17	0.02	(0.02)
Core Earnings - Basic EPS	$5.42	$4.33	$10.19	$8.55

Shares used in per share calculation (GAAP and Core Earnings)	10,849	10,933	10,847	10,915

Reconciliation of GAAP Diluted EPS to Core Earnings - Diluted EPS
	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$5.41	$4.48	$10.15	$8.49
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 11)	0.02	(0.06)	(0.05)	(0.29)
Gains on hedging activities due to fair value changes	0.07	0.25	0.11	0.35
Unrealized gains/(losses) on trading securities	0.01	(0.01)	0.01	(0.01)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	0.01	—
Net effects of terminations or net settlements on financial derivatives	(0.09)	0.02	(0.06)	(0.07)
Income tax effect related to reconciling items	—	(0.04)	(0.01)	—
Sub-total	0.01	0.16	0.01	(0.02)
Core Earnings - Diluted EPS	$5.40	$4.32	$10.14	$8.51

Shares used in per share calculation (GAAP and Core Earnings)	10,882	10,963	10,902	10,973

The following sections provide more detail about specific components of our results of operations.

Net Interest Income. The following tables provide information about interest-earning assets and funding, composition of changes in NII due to rate and volume, and a reconciliation of NII to NES for the three and six months ended June 30, 2026 and 2025. See MD&A—Use of Non-GAAP Measures—Net Effective Spread for more information about differences between NII and NES. Our interest-earning assets include:

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

Table 7

	For the Three Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Liquidity investments	$8,292,993	$85,605	4.13%	$7,557,352	$88,985	4.71%
Program Assets	29,750,999	364,655	4.90%	24,828,604	310,037	4.99%
Total interest-earning assets	38,043,992	450,260	4.73%	32,385,956	399,022	4.93%
Funding:
Total interest-bearing liabilities	35,653,064	332,185	3.72%	30,307,480	302,225	3.99%
Net non-interest-bearing funding	2,390,928	—		2,078,476	—
Total funding	38,043,992	332,185	3.49%	32,385,956	302,225	3.73%
Net interest income/yield	$38,043,992	$118,075	1.24%	$32,385,956	$96,797	1.20%

	For the Six Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Liquidity investments	$8,206,291	$169,699	4.14%	$7,377,693	$172,293	4.67%
Program Assets	28,841,080	696,522	4.83%	24,670,846	608,143	4.93%
Total interest-earning assets	37,047,371	866,221	4.68%	32,048,539	780,436	4.87%
Funding:
Total interest-bearing liabilities	34,745,467	646,750	3.72%	29,932,098	592,700	3.96%
Net non-interest-bearing funding	2,301,904	—		2,116,441	—
Total funding	37,047,371	646,750	3.49%	32,048,539	592,700	3.70%
Net interest income/yield	$37,047,371	$219,471	1.18%	$32,048,539	$187,736	1.17%

Table 8

	For the Six Months Ended June 30, 2026 Compared to Same Period in 2025
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Liquidity investments	$(20,847)	$18,253	$(2,594)
Program Assets	(12,556)	100,935	88,379
Total	(33,403)	119,188	85,785
Expense from other interest-bearing liabilities	(37,098)	91,148	54,050
Change in net interest income	$3,695	$28,040	$31,735

Table 9

	For the Three Months Ended				For the Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income	$118,075	1.24%	$96,797	1.20%	$219,471	1.18%	$187,736	1.17%
Net effects of single-class consolidated trusts	(1,023)	0.02%	(987)	0.02%	(1,953)	0.02%	(1,998)	0.02%
Expense related to undesignated financial derivatives	556	—%	(208)	—%	1,525	0.01%	110	—%
Amortization of premiums/discounts on assets consolidated at fair value	(24)	—%	(22)	—%	(65)	—%	(47)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	743	0.01%	1,022	0.01%	1,710	0.01%	1,890	0.01%
Fair value changes on fair value hedge relationships	(889)	(0.01)%	(2,709)	(0.04)%	(1,251)	(0.01)%	(3,808)	(0.02)%
Net effective spread	$117,438	1.26%	$93,893	1.19%	$219,437	1.21%	$183,883	1.18%

The $21.3 million and $23.5 million year-over-year increase in NII and NES, respectively, for the second quarter 2026 compared to the second quarter 2025 were largely driven by net new business volume in Renewable Energy and Farm & Ranch, in addition to the impact of collecting $7.4 million of default interest recognized in second quarter 2026.

The $31.7 million and $35.6 million year-over-year increase in NII and NES, respectively, for the six months ended June 30, 2026 compared to the same period in the prior year, were largely driven by net new business volume in Renewable Energy and Farm & Ranch, in addition to the impact of collecting $7.4 million of default interest recognized in second quarter 2026

See Note 9—Business Segments to the consolidated financial statements for more information about NII and NES from our business segments. See MD&A—Supplemental Information for quarterly NES by line of business.

Provision for Allowance for Losses. The following table summarizes the components of our total allowance for losses for the three and six months ended June 30, 2026 and 2025:

Table 10

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	Allowance for Losses		Allowance for Losses
	(in thousands)
Beginning Balance	$40,132	$25,437	$37,999	$23,670
Provision for losses	7,017	7,713	11,325	9,397
Charge-off	(42)	(2,840)	(2,217)	(2,840)
Recovery	246	40	246	123
Ending Balance	$47,353	$30,350	$47,353	$30,350

During the second quarter 2026, we recorded a $7.0 million net provision to the allowance, which is attributable to new volume growth and portfolio credit migration. For additional information, see Note 4—Loans to the consolidated financial statements and MD&A—Risk Management—Credit Risk—Loans and Guarantees.

Gains/(losses) on financial derivatives. The components of gains and losses on financial derivatives for the three and six months ended June 30, 2026 and 2025 are summarized in the following table:

Table 11

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2026	June 30, 2025	$	%	June 30, 2026	June 30, 2025	$	%
	(dollars in thousands)
Gains/(losses) on undesignated financial derivatives due to fair value changes	$184	$(639)	$823	(129)%	$(495)	$(3,212)	$2,717	(85)%
Accrual of contractual payments	556	(208)	764	(367)%	1,525	110	1,415	1,286%
(Losses)/gains due to terminations or net settlements	(516)	927	(1,443)	(156)%	334	546	(212)	(39)%
Gains/(losses) on financial derivatives	224	$80	$144	180%	$1,364	$(2,556)	$3,920	(153)%

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

Operating Expenses. The following table summarizes components of operating expenses for the three and six months ended June 30, 2026 and 2025:

Table 12

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2026	June 30, 2025	$	%	June 30, 2026	June 30, 2025	$	%
	(dollars in thousands)
Compensation and employee benefits	$23,706	$17,631	$6,075	34%	$44,963	$35,383	$9,580	27%
General and administrative	11,591	10,859	732	7%	22,853	21,617	1,236	6%
Regulatory fees	862	1,000	(138)	(14)%	1,725	2,000	(275)	(14)%
Total Operating Expenses	$36,159	$29,490	$6,669	23%	$69,541	$59,000	$10,541	18%

The year-over-year increase in compensation and employee benefits expenses for the three and six months ended June 30, 2026 was driven by increased headcount, higher bonus accruals associated with strong financial performance, and the timing of compensation expense recognition within 2026.

The year-over-year increase in general and administrative expenses for the three and six months ended June 30, 2026 was primarily attributable to higher consulting and licensing costs.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three and six months ended June 30, 2026 and 2025:

Table 13

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2026	June 30, 2025	$	%	June 30, 2026	June 30, 2025	$	%
	(dollars in thousands)
Income tax expense	$14,885	$10,594	$4,291	41%	$27,197	$24,068	$3,129	13%
Effective tax rate	18.2%	16.2%		2.0%	17.7%	18.7%		(1.0)%

The year-over-year increase in income tax expense for the three and six months ended June 30, 2026 was primarily attributable to increased taxable income in 2026. The changes in our effective tax rate are impacted by the volume of purchases of renewable energy investment tax credits. During the three and six months ended June 30, 2026, we purchased $21.4 million and $66.4 million, respectively, of tax credits at prices ranging from approximately $0.91 to $0.93 per $1.00 of credit, resulting in a benefit of $2.0 million and $6.3 million, respectively. During both the three and six months ended June 30, 2025, we purchased $35.6 million in renewable energy investment tax credits at prices of approximately $0.91 per $1.00 of credit. All of the renewable energy investment tax credits purchased are with projects that have been placed into service. As a result of these purchases, we recognized a tax benefit of $3.2 million for both the three and six months ended June 30, 2025.

Business Volume. The following table presents our outstanding volume in each line of business as of the dates indicated:

Table 14

Outstanding Business Volume
	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans and other securities	$9,360,003	$8,492,788
AgVantage Securities	5,740,000	4,270,000
USDA Securities	2,530,360	2,443,432
Unfunded commitments & guarantees	4,003,709	3,977,136
Loans serviced for others	353,750	381,560
Total Farm & Ranch	$21,987,822	$19,564,916
Corporate AgFinance:
Loans and other securities	$1,512,959	$1,460,691
AgVantage Securities	303,613	190,977
Unfunded commitments & guarantees	266,190	298,868
Total Corporate AgFinance	$2,082,762	$1,950,536
Total Agricultural Finance	$24,070,584	$21,515,452
Infrastructure Finance:
Power & Utilities:
Loans and other securities	$4,026,622	$3,548,523
AgVantage Securities	3,905,103	3,967,154
Unfunded commitments & guarantees	334,914	344,945
Total Power & Utilities	$8,266,639	$7,860,622
Broadband Infrastructure:
Loans and other securities	$1,227,227	$1,009,890
Unfunded commitments & guarantees	624,675	522,316
Total Broadband Infrastructure	$1,851,902	$1,532,206
Renewable Energy:
Loans and other securities	$2,565,023	$2,202,668
Unfunded commitments & guarantees	442,990	240,621
Total Renewable Energy	$3,008,013	$2,443,289
Total Infrastructure Finance	$13,126,554	$11,836,117
Total	$37,197,138	$33,351,569

The following table presents the net growth or decrease in our lines of business for the three and six months ended June 30, 2026 and 2025:

Table 15

Net New Business Volume
	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)
	(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans and other securities	$483,352	$398,941	$867,215	$452,500
AgVantage Securities	1,145,000	(230,000)	1,470,000	(735,000)
USDA Securities	47,126	49,790	86,928	56,224
Unfunded commitments & guarantees	86,821	(25,952)	26,573	(78,165)
Loans serviced for others	(14,675)	(69,389)	(27,810)	(84,622)
Total Farm & Ranch	$1,747,624	$123,390	$2,422,906	$(389,063)
Corporate AgFinance:
Loans and other securities	$10,188	$79,394	$52,268	$68,922
AgVantage Securities	22,936	(7,790)	112,636	(20,359)
Unfunded commitments & guarantees	(2,671)	(7,444)	(32,678)	17,255
Total Corporate AgFinance	$30,453	$64,160	$132,226	$65,818
Total Agricultural Finance	$1,778,077	$187,550	$2,555,132	$(323,245)
Infrastructure Finance:
Power & Utilities:
Loans and other securities	$318,188	$142,321	$478,099	$276,220
AgVantage Securities	(21,284)	(19,700)	(62,051)	255,706
Unfunded commitments & guarantees	(5,897)	(10,233)	(10,031)	(40,938)
Total Power & Utilities	$291,007	$112,388	$406,017	$490,988
Broadband Infrastructure:
Loans and other securities	$122,685	$90,912	$217,337	$126,541
Unfunded commitments & guarantees	39,069	108,694	102,359	245,434
Total Broadband Infrastructure	$161,754	$199,606	$319,696	$371,975
Renewable Energy:
Loans and other securities	$98,984	$142,433	$362,355	$307,412
Unfunded commitments & guarantees	21,262	189,939	202,369	217,099
Total Renewable Energy	$120,246	$332,372	$564,724	$524,511
Total Infrastructure Finance	$573,007	$644,366	$1,290,437	$1,387,474
Total	$2,351,084	$831,916	$3,845,569	$1,064,229

Our outstanding business volume was $37.2 billion as of June 30, 2026, a net increase of $2.4 billion from March 31, 2026.

The increase in outstanding business volume during the second quarter of 2026, was attributable to a $1.8 billion increase in the Agricultural Finance portfolio and a $0.6 billion increase in the Infrastructure Finance portfolio.

The increase in the Agricultural Finance portfolio during the second quarter of 2026 primarily consisted of a $1.7 billion increase in Farm & Ranch, largely due to net growth in AgVantage Securities and Loans and other securities. Volume in AgVantage Securities across both Farm & Ranch and Corporate AgFinance increased by $1.2 billion reflecting $1.5 billion in purchases, partially offset by $0.4 billion in repayment activity.

The $0.6 billion increase in the Infrastructure Finance portfolio was comprised of a $0.3 billion increase in Power & Utilities, a $0.2 billion increase in Broadband Infrastructure, and a $0.1 billion increase in Renewable Energy. The increase in Power & Utilities was largely attributable to the purchase of a $197.3 million pool of loans in that portfolio in June 2026.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage Securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of June 30, 2026:

Table 16

Schedule of Principal Amortization as of June 30, 2026
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2026	$555,574	$270,584	$69,020	$895,178
2027	1,142,504	675,510	125,328	1,943,342
2028	1,404,357	593,179	122,508	2,120,044
2029	1,473,418	643,440	124,753	2,241,611
2030	1,561,883	446,782	128,617	2,137,282
Thereafter	12,481,359	2,874,392	2,128,724	17,484,475
Total	$18,619,095	$5,503,887	$2,698,950	$26,821,932

Of the $37.2 billion outstanding business volume as of June 30, 2026, $9.9 billion were AgVantage Securities included in the Agricultural Finance and Infrastructure Finance lines of business. Unlike business volume from our other products, most AgVantage Securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. Changes in periodic AgVantage Securities volume are primarily driven by the larger transaction size typical for that product, scheduled maturity amounts for a particular period, the liquidity needs of our AgVantage counterparties, and changes in the pricing and availability of wholesale funding from other sources. Based on these factors, we expect business volumes in AgVantage Securities to continue to fluctuate. The following table summarizes by maturity date the outstanding principal amount of AgVantage Securities as of June 30, 2026:

Table 17

AgVantage Security Balances by Year of Maturity
As of
June 30, 2026
(in thousands)
2026	$612,169
2027	1,179,558
2028	1,073,205
2029	1,446,059
2030	2,001,626
Thereafter(1)	3,636,099
Total	$9,948,716
(1)Includes various maturities ranging from 2031 to 2055.

The weighted-average remaining maturity of the outstanding AgVantage Securities shown in the table above was 5.7 years as of June 30, 2026.

Outlook

Business Outlook

Products and Portfolio

We play a vital role in serving rural America by providing secondary market liquidity, capital, and risk management tools that expand access to financing for American agriculture and rural infrastructure. Our growth trajectory is closely tied to the capital and liquidity needs of the lending institutions that serve agriculture and infrastructure businesses and the overall financial health of borrowers in these sectors.

Several factors continue to influence our business volume growth dynamics. Because the Farm & Ranch portfolio contains a significant share of legacy low‑rate loans, refinance incentives remain muted, keeping prepayment rates at or below historical norms. Also, a tightening agricultural economy is creating the need for more liquidity and working capital for borrowers managing through this agricultural cycle. The net effect of these forces contributed to strong Farm & Ranch loan purchase portfolio growth during second quarter of 2026 and we anticipate this growth to persist throughout the rest of 2026. Opportunities for future business volume growth include our potential role in alleviating liquidity, capital, and return-on-equity challenges faced by lenders. In 2026, there has been an increase in Farm & Ranch business volume from capital-constrained lending institutions, highlighting the value our secondary market services bring to the industry. We experienced an increase in wholesale finance volume during second quarter of 2026, driven by financings drawn from numerous AgVantage facilities, including a large issuance from a facility put in place in late 2025 with a new counterparty. Future wholesale finance growth will likely be influenced by market interest rates and credit spreads, overall economic conditions and loan growth opportunities, and the relative value of our product versus the broader market. Continued strong interest in data centers, broadband expansion, and constructing and completing renewable energy projects before the sunset of tax credits, along with the overall need for energy generation and transmission capacity for rural America, provided significant opportunities for Infrastructure Finance during second quarter of 2026. We expect these opportunities to persist for the remainder of the year.

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

Agricultural Finance Industry Outlook

Farm Incomes

The farm profitability outlook remains varied for 2026. Total net cash farm income rebounded slightly in 2025, rising 8% relative to 2024 according to the USDA. In 2026, the USDA’s initial forecast shows farm incomes rising another 3% relative to 2025. However, that expected overall improvement obscures a bifurcation across agricultural sectors. Namely, crop producers face headwinds from tepid commodity prices and elevated input costs that have compressed margins, while livestock producers are expected to benefit again in 2026 from robust consumer and export demand, falling feed costs, and continued herd contraction. Shifts in the outlook for trade could have a meaningful impact on commodity prices and farm incomes. The current USDA forecast shows U.S. agricultural exports increasing modestly in 2026.

Global energy prices spiked in first quarter 2026 and remained volatile in second quarter 2026 due to events in the Middle East. The disruption of Middle East energy flows corresponded with an increase in fuel, fertilizer, and many agricultural commodity prices. Prices remained volatile for numerous agricultural inputs and commodities in the second quarter 2026 as a result of the market and supply chain disruptions. Ultimately, agricultural profitability levels will likely be dependent on individual marketing and risk management plans throughout the growing season

A divergence in commodity prices between row crops and proteins combined with elevated input costs could lead to competing and compounding impacts on loan performance and agricultural credit demand. Constraints on cash flow and additional market volatility could cause loan delinquencies to rise above historical averages, most likely in commodities experiencing negative market conditions, such as some grains and permanent crops. Cash flow constraints and heightened uncertainty can also increase demand for debt capital to reorganize balance sheets and replace lost incomes. We believe that our portfolio and market strategy is sufficiently diversified by borrower, industry, and region to maintain robust portfolio performance through the current cycle to be positioned to support any expansion of the farm mortgage market that may arise in the coming quarters.

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

Farmland transaction data show farmland sales prices moving higher in 2026. The Farmer Mac Farmland Price Index Powered by AcreValue® rose 6% in first quarter 2026 relative to the same period in 2025. Basing this index on actual farmland transactions can lead to greater volatility, as many economic factors affecting land markets are highly localized and some markets may experience greater volatility in farmland values than state or national averages indicate. Based on our robust collateral underwriting standards, we believe that our loan collateral is well-positioned to endure reasonably foreseeable volatility in farmland values that could result from external factors.

Markets and Weather

Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. Some of the external market conditions that have affected, and could continue to adversely affect, the farm and food sectors in 2026 include foreign trade and trade policy, supply chain disruptions, and weather and environmental conditions. Another notable factor that emerged in second quarter 2026 was the detection of New World Screwworm (NWS) in a number of southern states. NWS can have localized impacts on beef supply, as it can be fatal if left untreated, potentially leading to higher monitoring costs for producers in affected regions. NWS cannot be transmitted through processed beef, which potentially mitigates the impact to overall demand for U.S. beef, both domestically and from abroad. Previous outbreaks of NWS in the U.S. have been contained through the deployment of sterile NWS flies and other actions. As such, the USDA is currently expanding sterile fly production to help eliminate NWS from the U.S. once again.

Water availability is a perennial concern for many agricultural producers. Drought conditions increased modestly in intensity and prevalence in second quarter 2026, largely across several southern, southwestern, and southeastern states. The ongoing implementation of groundwater management regulation, especially in California, continues to influence land values in many regions of the state. We work closely with water consultants and collateral valuation professionals to identify properties influenced by changing water availability. For loans in areas that commonly experience exceptional drought (primarily in California), our underwriting standards include an assessment of anticipated long-term water availability for the related property and how water availability impacts the collateral value and the borrower's liquidity position to mitigate that risk.

Agricultural Processing and Food Supply Chain

The production of food, feed, fiber, and biofuels has generally been economically viable during the past few years, but economic factors continue to evolve into 2026. Biofuels have gained demand due to low-carbon regulations in several states and incremental tax benefits for the production of renewable diesel and sustainable aviation fuel. A spike in energy prices in the first half of 2026 is also potentially supportive of biofuel margins. However, the durability of elevated energy prices remains unclear and volatility remains elevated in both biofuel markets and the broader energy sector. A large number of planned biofuel projects and new facilities for 2026 and 2027 could provide support for raw materials such as corn and soybeans, but markets for these fuels are nascent and could evolve or erode rapidly in the coming quarters. Trade policy uncertainty, labor availability, changes to consumer demand due to health policy and pharmaceuticals (e.g., GLP-1 class drugs), and a high risk of global economic stress could pose challenges for these sectors into 2026. Still, consumer spending held steady throughout 2024 and 2025, providing stable conditions for value-added food, feed, fiber, and biofuel consumption. Consumer demand is expected to generate both tailwinds and headwinds for food processors and agribusinesses in 2026, as shifting preferences around nutrition, protein consumption, wellness, and discretionary spending continue to influence purchasing behavior and market opportunities.

Infrastructure Finance Industry Outlook

Power & Utilities

Economic conditions affecting rural power and electricity markets typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers continued climbing in 2026, with an annual increase in sales of 1.0% and an increase in revenue of 7.4%, respectively, in the last 12 months through April 2026 compared to April 2025. This increase was the result of higher commercial electricity sales combined with a sizable increase in average prices paid for electricity relative to the previous year. Electricity demand was consistently strong in 2025 and into 2026, and power producers are continuing to invest in more capacity to meet the rising demand from consumers and data centers. Continued geopolitical uncertainty in the Middle East and Eastern Europe have led to higher energy price volatility, but power producers are generally able to pass higher input costs through to retail electricity prices, as evidenced by higher retail electricity prices in 2025 and 2026. Credit demand for electric cooperatives will likely be tied to ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure. These growth opportunities may be affected by the demand for electric power in rural areas, increased power demand from regional data centers, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Generally, these investments are expected to continue at or above historical levels based on the replacement and modernization of existing and new infrastructure, as well as increasing demand for electricity across the spectrum of residential, commercial, and industrial customers.

Renewable Energy

Investment in renewable energy generation and deployment of energy storage technologies in the last five years deepened our relationships with existing customers through new business opportunities. According to data from the U.S. Energy Information Administration, renewable energy net generation grew by 52% in the last five years, compared to a 1% decline in non-renewable electricity net generation. The volatile cost of fossil fuel-based inputs, combined with policy initiatives and the falling costs of renewable power generation, influenced this change in generation capacity. In response to this expansion, we have hired industry-specialized staff and deployed new financing products tailored to the renewable energy sector, which represents a rapidly developing market opportunity for Farmer Mac.

Changes to tax policy may alter the trajectory and velocity of investments in U.S. renewable energy. H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" signed into law on July 4, 2025, phases out tax credits that have been routinely used to support renewable power project investments. As these tax credits phase out, new power projects are still likely to be financed, but the marginal costs of electricity generation may be higher without subsidies. Increased political and policy uncertainty and higher cost structures could decrease the overall renewable power investment market growth velocity over the next five years. Wood Mackenzie estimates U.S. solar installations dropped 14% in 2025 relative to the total gigawatts installed in 2024. At the same time, Wood Mackenzie’s forecast for utility-scale solar deployments over the next decade in second quarter 2026 was nearly unchanged from the second quarter 2025 forecast. This underscores expectations for a continued robust solar energy development in the U.S., even after accounting for the tax credit phaseout, in response to rising energy demand. We expect to continue to participate in renewable energy power project finance transactions for both new projects and refinancing opportunities of existing projects.

As of June 30, 2026, we have utilized the majority of our remaining capacity to use renewable energy investment tax credits to carry back to the prior three years' federal corporate income tax liability, however, we will continue to pursue opportunities to purchase renewable energy investment tax credits to apply to the current tax year and future tax years to the extent possible. We focus on purchasing renewable energy investment tax credits for projects in rural areas or associated with agriculture, such as credits generated through the production of cleaner transportation fuels. Under H.R. 1's phase-outs of future renewable energy investment tax credits, projects eligible for renewable energy investment tax credits generally must be placed in service by December 31, 2027 unless construction begins by July 4, 2026.

Broadband Infrastructure

Rural telecommunication and data connectivity has proven to be of vital economic importance in the last decade, as more households and agricultural enterprises require more data and connectivity to thrive. The expected continued rapid growth in digital technologies, including the ongoing interest and investment in artificial intelligence, advancements in cloud computing, and wireless network densification, will require significantly more computing and storage capabilities and investment in more fiber network capacity. In addition to capital projects spurred by government-backed support programs, we could see an increase in financing opportunities for other telecommunications providers in rural areas. For example, fiber line expansion, wireless broadband deployment, industry consolidation and efficiency through mergers and acquisitions, and data processing center build-outs are all increasingly important to rural economic opportunity, and the food and agriculture industries require constant connectivity. However, some types of "leapfrog" technology advances in the broadband infrastructure sector, such as low orbit satellite communication systems, could put pressure on the profitability of the providers of older digital technologies.

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

Balance Sheet Review

The following table summarizes our balance sheet as of the periods indicated:

Table 19

	As of		Change
	June 30, 2026	December 31, 2025	$	%
	(in thousands)
Assets
Cash and cash equivalents	$1,038,091	$931,067	$107,024	11%
Investment securities	19,425,162	17,550,379	1,874,783	11%
Loans, net of allowance	15,857,000	13,840,378	2,016,622	15%
Loans held in trusts	2,323,844	2,480,898	(157,054)	(6)%
Other	646,095	567,435	78,660	14%
Total assets	$39,290,192	$35,370,157	$3,920,035	11%
Liabilities
Notes Payable	$34,693,922	$30,822,570	$3,871,352	13%
Debt securities of consolidated trusts held by third parties	2,217,532	2,365,435	(147,903)	(6)%
Other	524,304	463,203	61,101	13%
Total liabilities	$37,435,758	$33,651,208	$3,784,550	11%
Total equity	1,854,434	1,718,949	135,485	8%
Total liabilities and equity	$39,290,192	$35,370,157	$3,920,035	11%

Assets. The increase in total assets was primarily attributable to new loan volume and a larger investment portfolio.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to fund the acquisition of loan volume.

Equity. The increase in total equity was primarily due to an increase of $96.8 million related to the issuance of 4.0 million shares of 6.875% non-cumulative perpetual Series I preferred stock in addition to an increase in retained earnings.

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
Agricultural Finance - Direct Credit Exposure

Our direct credit exposure to Agricultural Finance mortgage loans as of June 30, 2026 was $15.0 billion across 48 states.

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

Table 20

	As of June 30, 2026
	Agricultural Finance mortgage loans by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Farm & Ranch	$11,990,983	$699,500	$496,898	$13,187,381
Corporate AgFinance	1,619,562	79,998	79,590	1,779,150
Agricultural Finance Total	$13,610,545	$779,498	$576,488	14,966,531

Agricultural Finance mortgage loans classified as substandard increased $82.3 million to $576.5 million, or 3.9% of the portfolio, as of June 30, 2026 from $494.2 million, or 3.5% of the portfolio, as of December 31, 2025. The increase in substandard assets for Agricultural Finance loans was primarily driven by credit downgrades.

Our 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of June 30, 2026, 90-day delinquencies on Agricultural Finance mortgage loans with direct credit exposure were $139.1 million, or 0.93% of the portfolio, an improvement over the $179.8 million in 90-day delinquencies, or 1.25% of the portfolio, as of March 31, 2026. The sequential fluctuations in quarter-end delinquency rates presented in the table below is consistent with prior historical trends for which delinquency rates tend to peak in the first and third quarters of the year, based in part on the timing of semi-annual and quarterly payment due dates. While delinquency rates are monitored as an early indicator of credit risk, management believes that the allowance for credit losses appropriately reflects current credit conditions in the portfolio, including the impact of collateral characteristics.

The following table presents historical information about our contractual 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which we have direct credit exposure:

Table 21

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2026	$14,966,531	$139,128	0.93%
March 31, 2026	14,385,557	179,817	1.25%
December 31, 2025	14,045,056	132,550	0.94%
September 30, 2025	13,122,678	177,759	1.35%
June 30, 2025	12,836,478	125,868	0.98%
March 31, 2025	12,389,478	159,977	1.29%
December 31, 2024	12,369,477	108,944	0.88%
September 30, 2024	11,466,670	144,407	1.26%
June 30, 2024	11,409,396	62,063	0.54%

For Farm & Ranch loans, we consider a loan's original loan-to-value ("LTV") ratio as one of many factors in evaluating loss severity. LTV depends on the market value of a property, as determined in accordance with our collateral valuation standards. As of June 30, 2026 and December 31, 2025, the average unpaid principal balances for Farm & Ranch loans outstanding and to which we have direct credit exposure was $859,000 and $836,000, respectively. We calculate the "original LTV" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original LTV ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original LTV ratio for Farm & Ranch mortgage loans purchased during second quarter 2026 was 52%, compared to 51% for loans purchased during second quarter 2025. The weighted-average original LTV ratio for exposure related to on- and off-balance sheet Farm & Ranch mortgage loans was 53% and 52% as of June 30, 2026 and December 31, 2025, respectively. The weighted-average original LTV ratio for 90-day delinquencies for Farm & Ranch loans was 53% and 54% as of June 30, 2026 and December 31, 2025, respectively.

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

Table 22

	As of June 30, 2026
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$827,102	$235,890	$394,558	$122,019	$41,708	$581	$1,621,858
	5.5%	1.6%	2.6%	0.8%	0.3%	—%	10.8%
Southwest	826,195	1,833,846	718,246	113,579	252,653	2,218	3,746,737
	5.4%	12.3%	4.8%	0.8%	1.7%	—%	25.0%
Mid-North	3,197,294	10,122	346,328	72,112	310,402	343	3,936,601
	21.4%	0.1%	2.3%	0.5%	2.1%	—%	26.4%
Mid-South	1,744,588	107,252	1,263,202	69,790	101,746	2,806	3,289,384
	11.7%	0.7%	8.4%	0.5%	0.7%	—%	22.0%
Northeast	285,968	51,148	88,026	44,886	155,062	—	625,090
	1.9%	0.3%	0.6%	0.3%	1.0%	—%	4.1%
Southeast	653,766	379,014	397,458	65,396	251,227	—	1,746,861
	4.4%	2.5%	2.7%	0.4%	1.7%	—%	11.7%
Total	$7,534,913	$2,617,272	$3,207,818	$487,782	$1,112,798	$5,948	$14,966,531
	50.3%	17.5%	21.4%	3.3%	7.5%	—%	100.0%
(1)Geographic regions: Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 23

	As of June 30, 2026
	Agricultural Finance Mortgage Loans Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2016 and prior	$3,857	$10,444	$3,836	$1,132	$15,674	$34,943
2017	—	—	—	—	4,310	4,310
2018	—	—	—	—	—	—
2019	1,687	—	—	—	—	1,687
2020	(65)	—	(22)	—	—	(87)
2021	—	2,336	—	—	16,994	19,330
2022	1,685	—	—	—	455	2,140
2023	—	3,019	—	—	—	3,019
2024	—	—	—	—	—	—
2025	—	—	—	—	—	—
2026	—	—	—	—	—	—
Total	$7,164	$15,799	$3,814	$1,132	$37,433	$65,342

For more information about the credit quality of our Agricultural Finance mortgage loans and the associated allowance for losses please refer to Note 4—Loans to the consolidated financial statements. Activity affecting the allowance for loan losses is discussed in MD&A—Results of Operations—Provision for and Release of Allowance for Loan Losses.

Infrastructure Finance - Direct Credit Exposure

Our direct credit exposure to Infrastructure Finance loans held and loans underlying LTSPCs as of June 30, 2026 was $9.2 billion across 45 states.

As of June 30, 2026 and December 31, 2025, there were no delinquencies in our Infrastructure Finance line of business. Substandard assets within the Infrastructure Finance portfolio decreased to $58.7 million as of June 30, 2026 compared to $75.5 million as of December 31, 2025 due to a credit upgrade within the Renewable Energy portfolio.

The following table disaggregates the Infrastructure Finance loans by portfolio segment and by internally assigned risk ratings:

Table 24

	As of June 30, 2026
	Infrastructure Finance loans by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Power & Utilities	$4,341,536	$—	$—	$4,341,536
Renewable Energy	2,927,819	65,750	14,443	3,008,012
Broadband Infrastructure	1,705,940	56,666	44,297	1,806,903
Infrastructure Finance Total	$8,975,295	$122,416	$58,740	$9,156,451

For more information about the credit quality of our Infrastructure Finance line of business and the associated allowance for losses please refer to Note 4—Loans to the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, we believe there is little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business. As of June 30, 2026, we had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and do not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, we do not provide an allowance for losses on the USDA portfolio.

Credit Risk – Counterparty Risk. We are exposed to credit risk arising from our business relationships with other institutions, which include:

•issuers of AgVantage Securities;
•approved lenders and servicers; and
•interest rate swap counterparties.

As of June 30, 2026, we have had no credit losses on AgVantage Securities over the life of the program.

The following table provides information about the issuers of AgVantage Securities and the required collateralization levels for those transactions as of June 30, 2026 and December 31, 2025:

Table 25

	As of June 30, 2026		As of December 31, 2025
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,905,103	100%	$3,967,154	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	2,240,000	105%	1,620,000	105%
Other(1)	1,753,613	100% to 125%	790,977	100% to 125%
Total outstanding	$9,948,716		$8,428,131
(1)Consists of AgVantage Securities issued by 11 and 9 different issuers as of June 30, 2026 and December 31, 2025, respectively.

We require many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to our standards, the accuracy of provided loan data, and other requirements related to the loans. During the six months ended June 30, 2026, there have been no breaches of representations and warranties by sellers requiring a seller to cure, replace, or repurchase a loan.

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

Credit Risk – Other Investments. The management of the credit risk inherent in these investments is governed by the Liquidity and Investment Regulations and our internal policies.

The Liquidity and Investment Regulations and our internal policies establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. While the Liquidity and Investment Regulations limit our total credit exposure to any single entity, issuer, or obligor of securities to 10% of our regulatory capital ($192.3 million as of June 30, 2026), our current policy limit is 5% of our regulatory capital ($96.1 million as of June 30, 2026). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although our current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

The following schedule summarizes our MVE and NES sensitivity analysis as of June 30, 2026 and December 31, 2025 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 26

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of June 30, 2026	As of December 31, 2025
+100 basis points	(2.3)%	(2.9)%
-100 basis points	2.0%	3.3%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of June 30, 2026	As of December 31, 2025
+100 basis points	(0.4)%	(1.3)%
-100 basis points	2.4%	2.4%

As of June 30, 2026, we reported a positive effective duration gap of 2.9 months, compared to positive 3.7 months as of December 31, 2025. The yield curve increased in 2026, with yields on the 2‑year and 10‑year U.S. Treasury notes rising by approximately 70 and 30 basis points, respectively. These interest rate movements contributed to an extension of our liabilities, thereby narrowing the duration gap.

Financial Derivatives Transactions

The economic effects of financial derivatives are included in our MVE, NES, and duration gap analyses. We enter into interest rate swaps to more closely match the cash flow and duration characteristics of our interest-earning assets with those of our debt.

As of June 30, 2026, we had $28.7 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to approximately thirty years, of which $12.6 billion were pay-fixed interest rate swaps, $15.8 billion were receive-fixed interest rate swaps, and $0.3 billion were basis swaps.

Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as AFS or liabilities to protect against fair value changes in the assets or liabilities related to a benchmark interest rate (e.g. SOFR). Also, certain financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt. All of our interest rate swap transactions are conducted under standard collateralized agreements that limit our potential credit exposure to any counterparty. As of both June 30, 2026 and December 31, 2025, we had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

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

As of June 30, 2026, we held $10.2 billion of floating rate assets in our lines of business and our investment portfolio that reset based on floating rate market indices, such as SOFR. As of June 30, 2026, we had $12.6 billion of pay-fixed interest rate swaps outstanding.

Liquidity and Capital Resources

We regularly access the debt capital markets for funding, and we maintained steady access to the debt capital markets through the second quarter of 2026 and throughout 2025.

Assuming continued access to the debt capital markets, we believe we have sufficient liquidity and capital resources to support our operations for the next 12 months and for the foreseeable future. We have a contingency funding plan to manage unanticipated disruptions in our access to the debt capital markets, which requires us to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, we maintained a monthly average of 282 days of liquidity in the second quarter of 2026 and had 264 days of liquidity as of June 30, 2026.

The following table presents our liquidity investments as of June 30, 2026 and December 31, 2025:

Table 27

	As of June 30, 2026	As of December 31, 2025
	(in thousands)
Cash and cash equivalents	$1,038,091	$931,067
Investment securities:
Guaranteed by U.S. Government and its agencies	1,893,934	1,940,624
Guaranteed by GSEs	5,229,332	4,909,198
Total	$8,161,357	$7,780,889

The objectives of the liquidity investment portfolio as of June 30, 2026 and December 31, 2025 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity and to support program asset growth.

Capital Requirements. We are subject to the following statutory capital requirements – minimum, critical, and risk-based. We must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of June 30, 2026, we were in compliance with our statutory capital requirements and were classified within "level 1" (the highest compliance level).

Capital

Table 28

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Core capital	$1,872,668	$1,705,567
Capital in excess of minimum capital level required	730,689	677,695

The capital in excess of the minimum capital level required increased from December 31, 2025 to June 30, 2026 primarily reflecting increased equity due to the issuance of preferred stock and net income generated during the period. This increase was partially offset by the capital impact due to growth in on‑balance sheet assets.

In accordance with the FCA's rule on capital planning, our board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of June 30, 2026 and December 31, 2025, our Tier 1 capital ratio was 13.2% and 13.3%, respectively. As of June 30, 2026, we were in compliance with the capital adequacy policy. We expect to continue complying with the FCA's capital planning requirements, including our Tier 1 capital policy, and do not expect such compliance to have a material effect on our operations or financial condition.

See Note 7—Equity to the consolidated financial statements for more information about our capital position.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 31

New Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
			(in thousands)
For the quarter ended:
June 30, 2026	$2,509,370	$191,248	$368,836	$415,577	$564,851	$4,049,882
March 31, 2026	1,710,467	368,345	204,675	367,560	788,665	3,439,712
December 31, 2025	2,204,717	271,100	514,897	560,027	461,613	4,012,354
September 30, 2025	1,069,422	236,940	225,017	262,322	732,888	2,526,589
June 30, 2025	896,499	280,331	185,563	280,350	482,276	2,125,019
March 31, 2025	548,509	270,966	486,961	229,649	301,315	1,837,400
December 31, 2024	1,034,489	313,123	78,018	209,729	496,437	2,131,796
September 30, 2024	776,023	307,325	360,950	187,021	357,659	1,988,978
June 30, 2024	698,787	288,740	132,958	102,075	271,890	1,494,450

For the year ended:
December 31, 2025	$4,719,147	$1,059,337	$1,412,438	$1,332,348	$1,978,092	$10,501,362
December 31, 2024	$3,175,215	$1,199,713	$685,471	$501,075	$1,473,884	$7,035,358

Table 32

	Repayments of Assets
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$498,515	$104,856	$26,716	$253,823	$444,605	$1,328,515
Unscheduled	248,374	56,184	51,114	—	—	355,672
June 30, 2026	$746,889	$161,040	$77,830	$253,823	$444,605	$1,684,187

Scheduled	$720,792	$153,348	$50,998	$209,618	$344,187	$1,478,943
Unscheduled	297,604	113,224	38,667	—	—	449,495
March 31, 2026	$1,018,396	$266,572	$89,665	$209,618	$344,187	$1,928,438

Scheduled	$622,740	$167,492	$46,628	$326,918	$301,889	$1,465,667
Unscheduled	206,690	44,300	34,164	—	—	285,154
December 31, 2025	$829,430	$211,792	$80,792	$326,918	$301,889	$1,750,821

Scheduled	$816,531	$202,391	$66,715	$137,666	$390,359	$1,613,662
Unscheduled	216,005	89,015	32,139	—	—	337,159
September 30, 2025	$1,032,536	$291,406	$98,854	$137,666	$390,359	$1,950,821

Scheduled	$513,179	$135,868	$32,388	$80,744	$149,904	$912,083
Unscheduled	190,374	80,303	40,787	—	—	311,464
June 30, 2025	$703,553	$216,171	$73,175	$80,744	$149,904	$1,223,547

Scheduled	$786,956	$169,532	$77,976	$57,279	$109,176	$1,200,919
Unscheduled	258,599	99,776	30,385	—	—	388,760
March 31, 2025	$1,045,555	$269,308	$108,361	$57,279	$109,176	$1,589,679

Scheduled	$41,265	$231,672	$38,003	$52,970	$174,920	$538,830
Unscheduled	120,505	36,526	25,084	—	—	182,115
December 31, 2024	$161,770	$268,198	$63,087	$52,970	$174,920	$720,945

Scheduled	$1,079,136	$239,596	$548,161	$94,513	$138,123	$2,099,529
Unscheduled	117,538	41,842	26,629	—	—	186,009
September 30, 2024	$1,196,674	$281,438	$574,790	$94,513	$138,123	$2,285,538

Scheduled	$752,473	$141,565	$62,237	$16,062	$138,725	$1,111,062
Unscheduled	342,594	89,576	32,984	—	—	465,154
June 30, 2024	$1,095,067	$231,141	$95,221	$16,062	$138,725	$1,576,216

For the year ended:
Scheduled	$2,739,406	$675,283	$223,707	$602,607	$951,328	$5,192,331
Unscheduled	871,668	313,394	137,475	—	—	1,322,537
December 31, 2025	$3,611,074	$988,677	$361,182	$602,607	$951,328	$6,514,868

Scheduled	$2,274,962	$731,718	$738,497	$199,763	$544,880	$4,489,820
Unscheduled	731,540	267,269	117,178	—	—	1,115,987
December 31, 2024	$3,006,502	$998,987	$855,675	$199,763	$544,880	$5,605,807

Table 33

Outstanding Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
As of:
June 30, 2026	$21,987,822	$2,082,762	$8,266,639	$1,851,902	$3,008,013	$37,197,138
March 31, 2026	20,240,198	2,052,309	7,975,632	1,690,148	2,887,767	34,846,054
December 31, 2025	19,564,916	1,950,536	7,860,622	1,532,206	2,443,289	33,351,569
September 30, 2025	18,218,755	1,891,228	7,426,517	1,299,097	2,283,565	31,119,162
June 30, 2025	18,217,905	1,953,523	7,300,354	1,174,441	1,941,036	30,587,259
March 31, 2025	18,094,515	1,889,363	7,187,966	974,835	1,608,664	29,755,343
December 31, 2024	18,606,968	1,887,705	6,809,366	802,465	1,416,525	29,523,029
September 30, 2024	18,090,374	1,842,780	6,794,435	645,706	1,095,008	28,468,303
June 30, 2024	18,504,501	1,816,893	7,008,276	553,197	875,472	28,758,339
Table 34

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
June 30, 2026	$15,897,521	$3,839,002	$11,434,387	$31,170,910
March 31, 2026	14,822,103	3,693,296	10,428,336	28,943,735
December 31, 2025	14,713,472	3,623,574	9,249,077	27,586,123
September 30, 2025	14,600,861	3,529,567	7,724,118	25,854,546
June 30, 2025	14,644,420	3,488,344	7,197,147	25,329,911
March 31, 2025	14,397,557	3,393,642	6,892,411	24,683,610
December 31, 2024	14,356,171	3,370,540	6,815,034	24,541,745
September 30, 2024	14,328,691	3,311,001	6,265,792	23,905,484
June 30, 2024	14,064,831	3,273,764	6,850,137	24,188,732

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of June 30, 2026 by year of origination, geographic region, commodity/collateral type, original LTV ratio, and range in the size of borrower exposure:

Table 35

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of June 30, 2026
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2016 and prior	8%	$1,169,576	$11,859	1.01%
2017	3%	419,341	4,579	1.09%
2018	4%	525,623	8,384	1.60%
2019	4%	665,096	14,676	2.21%
2020	12%	1,820,361	6,421	0.35%
2021	16%	2,378,860	19,600	0.82%
2022	10%	1,461,479	31,448	2.15%
2023	6%	921,795	20,559	2.23%
2024	10%	1,559,303	15,198	0.97%
2025	16%	2,452,544	4,974	0.20%
2026	11%	1,592,553	1,430	0.09%
Total	100%	$14,966,531	$139,128	0.93%
By geographic region(2):
Northwest	11%	$1,621,858	$32,937	2.03%
Southwest	25%	3,746,737	66,100	1.76%
Mid-North	26%	3,936,601	28,391	0.72%
Mid-South	22%	3,289,384	5,593	0.17%
Northeast	4%	625,090	2,799	0.45%
Southeast	12%	1,746,861	3,308	0.19%
Total	100%	$14,966,531	$139,128	0.93%
By commodity/collateral type:
Crops	50%	$7,534,913	$59,900	0.79%
Permanent plantings	18%	2,617,272	46,953	1.79%
Livestock	21%	3,207,818	14,689	0.46%
Part-time farm	3%	487,782	9,281	1.90%
Ag. Storage and Processing	8%	1,112,798	8,305	0.75%
Other	—%	5,948	—	—%
Total	100%	$14,966,531	$139,128	0.93%
By original loan-to-value ratio:
Less than 40.00%	16%	$2,440,295	$10,520	0.43%
40.00% to 60.00%	53%	7,860,469	97,512	1.24%
60.01% to 80.00%	24%	3,657,453	22,791	0.62%
80.01% to 100%	—%	23,181	—	—%
Greater than 100%	—%	3,604	—	—%
Enterprise Value(3)	7%	981,529	8,305	0.85%
Total	100%	$14,966,531	$139,128	0.93%
By size of borrower exposure(4):
Less than $1,000,000	24%	$3,655,942	$17,063	0.47%
$1,000,000 to $4,999,999	42%	6,291,134	44,826	0.71%
$5,000,000 to $9,999,999	15%	2,210,255	62,665	2.84%
$10,000,000 to $24,999,999	12%	1,727,025	14,574	0.84%
$25,000,000 and greater	7%	1,082,175	—	—%
Total	100%	$14,966,531	$139,128	0.93%
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

The following table presents our cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of June 30, 2026 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized credit losses relative to original Agricultural Finance purchases, guarantees, and commitments.

Table 36

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of June 30, 2026
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2016 and prior	$22,943,734	$34,943	0.15%
2017	1,780,180	4,310	0.24%
2018	1,540,315	—	—%
2019	1,758,163	1,687	0.10%
2020	3,376,510	(87)	—%
2021	3,738,440	19,330	0.52%
2022	2,205,837	2,140	0.10%
2023	1,516,110	3,019	0.20%
2024	1,941,979	—	—%
2025	2,782,060	—	—%
2026	1,658,648	—	—%
Total	$45,241,976	$65,342	0.14%
By geographic region(1):
Northwest	$5,329,526	$16,885	0.32%
Southwest	13,808,573	17,396	0.13%
Mid-North	11,203,697	29,437	0.26%
Mid-South	7,758,349	(613)	(0.01)%
Northeast	2,300,212	1,265	0.05%
Southeast	4,841,619	972	0.02%
Total	$45,241,976	$65,342	0.14%
By commodity/collateral type:
Crops	$20,972,838	$7,164	0.03%
Permanent plantings	8,958,072	15,799	0.18%
Livestock	10,253,699	3,814	0.04%
Part-time farm	2,045,941	1,132	0.06%
Ag. Storage and Processing	2,854,635	37,433	1.31%
Other	156,791	—	—%
Total	$45,241,976	$65,342	0.14%
(1)Geographic regions: Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 37

	Net Effective Spread
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Net Effective Spread
	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield
	(dollars in thousands)
For the quarter ended:
June 30, 2026	$40,063	$16,769	$6,962	$6,578	$10,773	$35,229	$1,064	$117,438
	1.01%	3.76%	0.36%	2.30%	1.72%	0.38%	0.05%	1.26%
March 31, 2026	37,673	8,939	6,491	5,828	9,079	32,647	1,342	101,999
	1.03%	2.05%	0.35%	2.27%	1.59%	0.37%	0.07%	1.16%
December 31, 2025	36,180	8,601	6,159	5,610	8,995	33,694	2,150	101,389
	1.06%	2.07%	0.34%	2.42%	1.74%	0.41%	0.11%	1.22%
September 30, 2025	34,840	9,047	5,910	4,379	7,730	34,777	1,086	97,769
	1.04%	2.16%	0.34%	2.30%	1.75%	0.43%	0.05%	1.20%
June 30, 2025	35,710	8,609	5,636	3,932	6,227	31,668	2,111	93,893
	1.07%	2.07%	0.33%	2.24%	1.68%	0.40%	0.11%	1.19%
March 31, 2025	33,885	8,640	5,329	3,566	5,112	31,604	1,854	89,990
	1.01%	2.09%	0.32%	2.27%	1.55%	0.41%	0.10%	1.17%
December 31, 2024	32,556	7,891	5,059	3,414	4,859	31,242	2,507	87,528
	0.96%	1.95%	0.32%	2.34%	1.76%	0.42%	0.15%	1.16%
September 30, 2024	35,755	6,397	4,785	2,794	3,810	30,912	943	85,396
	1.05%	1.56%	0.30%	2.21%	1.78%	0.42%	0.05%	1.16%
June 30, 2024	34,156	7,866	5,253	2,393	2,999	30,268	661	83,596
	0.98%	1.91%	0.32%	2.16%	1.86%	0.41%	0.04%	1.14%

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders (in thousands):

Table 38

	Core Earnings by Quarter Ended
	June 2026	March 2026	December 2025	September 2025	June 2025	March 2025	December 2024	September 2024	June 2024
Revenues:
Net effective spread	$117,438	$101,999	$101,389	$97,769	$93,893	$89,990	$87,528	$85,396	$83,596
Guarantee and commitment fees	7,044	6,715	6,298	6,132	5,874	5,488	5,086	4,997	5,256
Other	742	1,185	224	1,185	742	1,315	(491)	1,133	386
Total revenues	125,224	109,899	107,911	105,086	100,509	96,793	92,123	91,526	89,238

Credit related expense/(income):
Provision for/(release of) losses	7,017	4,308	15,986	7,477	7,713	1,684	3,773	3,428	6,179
Other credit related expense/(income)	352	889	1,267	(44)	160	(33)	99	26	51
Total credit related expense/(income)	7,369	5,197	17,253	7,433	7,873	1651	3872	3454	6,230

Operating expenses:
Compensation and employee benefits	23,706	21,257	18,199	17,743	17,631	17,752	15,641	15,237	14,840
General and administrative	11,591	11,262	11,944	11,052	10,859	10,758	12,452	8,625	8,904
Regulatory fees	862	863	863	1,000	1,000	1,000	1,000	725	725
Total operating expenses	36,159	33,382	31,006	29,795	29,490	29,510	29,093	24,587	24,469

Net earnings	81,696	71,320	59,652	67,858	63,146	65,632	59,158	63,485	58,539
Income tax expense	14,856	12,288	12,370	11,933	10,114	14,000	9,938	12,681	11,970
Preferred stock dividends	8,074	7,291	7,286	6,303	5,667	5,666	5,666	5,897	6,792
Core earnings	$58,766	$51,741	$39,996	$49,622	$47,365	$45,966	$43,554	$44,907	$39,777

Reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes	$184	$(679)	$447	$882	$(639)	$(2,573)	$3,084	$(1,064)	$(359)
Gains/(losses) on hedging activities due to fair value changes	889	362	3,107	(137)	2,709	1,099	5,737	205	2,604
Unrealized gains/(losses) on trading assets	59	53	(66)	(4)	(65)	9	(83)	99	(87)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	26	44	24	26	25	28	(39)	27	26
Net effects of terminations or net settlements on financial derivatives	(1,017)	335	(2,699)	(1,934)	255	(1,070)	534	(503)	(1,505)
Issuance costs on the retirement of preferred stock	—	—	—	—	—	—	—	(1,619)	—
Income tax effect related to reconciling items	(30)	(24)	(171)	245	(480)	526	(1,939)	260	(143)
Net income attributable to common stockholders	$58,877	$51,832	$40,638	$48,700	$49,170	$43,985	$50,848	$42,312	$40,313

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

Item 4.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 ("Exchange Act"), including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2026.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, the principal executive officer and principal financial officer concluded that Farmer Mac's disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.Legal Proceedings
None.

Item 1A.Risk Factors

Information about risk factors can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements" in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of Farmer Mac’s 2025 Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Farmer Mac is a federally chartered instrumentality of the United States whose debt and equity securities are exempt from registration under Section 3(a)(2) of the Securities Act of 1933. During the second quarter 2026, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 415 shares of its Class C non-voting common stock in April 2026 to the seven directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $148.35 per share, which was the closing price of the Class C non-voting common stock on March 31, 2026 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

(b)     Not applicable.

(c)     None.

Item 3.Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Officer Trading Arrangements

None of Farmer Mac's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.

Item 6.Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended on June 18, 2020 (Previously filed as Exhibit 3.1 to Form 10-Q filed August 10, 2020).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed February 2, 2026).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.5	—	Specimen Certificate for 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.7 to Form 10-Q filed August 10, 2020).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.1 to Form 8-A filed May 20, 2020).
*	4.6	—	Specimen Certificate for 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.8 to Form 10-Q filed November 9, 2020).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.1 to Form 8-A filed August 20, 2020).
*	4.7	—	Specimen Certificate for 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.8 to Form 10-Q filed August 5, 2021).
*	4.7.1	—	Certificate of Designation of Terms and Conditions of 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.1 to Form 8-A filed May 27, 2021).
*	4.8		Specimen Certificate for 6.500% Non-Cumulative Preferred Stock, Series H (Previously filed as Exhibit 4.8 to Form 10-Q filed November 3, 2025).
*	4.8.1		Certificate of Designation of Terms and Conditions of 6.500% Non-Cumulative Preferred Stock, Series H (Previously filed as Exhibit 4.1 to Form 8-A filed August 25, 2025).
**	4.9		Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series I.
*	4.9.1		Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series I (Previously filed as Exhibit 4.1 to Form 8-A filed May 19, 2026).
**	4.10	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934.
*	10.1		Third Amendment to Amended Employment Agreement between Farmer Mac and Bradford T. Nordholm dated June 3, 2026. (Previously filed as Exhibit 10.1 to Form 8-K filed June 8, 2026).
**	31.1	—
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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Zachary N. Carpenter		July 30, 2026
By:	Zachary N. Carpenter
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew M. Pullins		July 30, 2026
By:	Matthew M. Pullins
Executive Vice President – Chief Financial Officer and Treasurer
(Principal Financial Officer)