Form 10-Q
period 2026-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2026-11-06
CIK 845877

As filed with the Securities and Exchange Commission on November 6, 2026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes         ☐                               No           ☒
As of November 2, 2026, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,326,224 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Assets:
Cash and cash equivalents (includes restricted cash of $17,881 and $24,475, respectively)	$991,445	$931,067
Investment securities:
Available-for-sale, at fair value (amortized cost of $15,557,363 and $13,813,551, respectively)	14,885,573	13,580,285
Held-to-maturity, at amortized cost	4,475,876	3,954,223
Other investments	19,442	15,871
Total Investment Securities	19,380,891	17,550,379
Loans:
Loans held for investment, at amortized cost	16,689,890	13,877,051
Loans held for investment in consolidated trusts, at amortized cost	2,225,946	2,482,010
Allowance for losses	(48,325)	(37,785)
Total loans, net of allowance	18,867,511	16,321,276
Financial derivatives, at fair value	19,912	44,875
Accrued interest receivable (includes $26,284 and $40,945, respectively, related to consolidated trusts)	350,365	357,155
Guarantee and commitment fees receivable	56,272	57,214
Deferred tax asset, net	22,689	173
Prepaid expenses and other assets	332,301	108,018
Total Assets	$40,021,386	$35,370,157

Liabilities and Equity:
Liabilities:
Notes payable	$35,416,101	$30,822,570
Debt securities of consolidated trusts held by third parties	2,115,699	2,365,435
Financial derivatives, at fair value	219,897	21,618
Accrued interest payable (includes $13,154 and $15,795, respectively, related to consolidated trusts)	295,314	233,714
Guarantee and commitment obligation	54,439	54,770
Other liabilities	77,291	153,101
Total Liabilities	38,178,741	33,651,208
Commitments and Contingencies (Note 5)
Equity:
Preferred stock:
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Series H, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,844	96,844
Series I, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,764	—
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,325,873 shares and 9,325,556 shares outstanding, respectively	9,326	9,326
Additional paid-in capital	141,562	139,370
Accumulated other comprehensive (loss)/income, net of tax	(68,266)	13,382
Retained earnings	1,153,735	1,047,347
Total Equity	1,842,645	1,718,949
Total Liabilities and Equity	$40,021,386	$35,370,157
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands, except per share amounts)
Interest income:
Investment securities and cash equivalents	$229,611	$216,882	$648,242	$640,515
Loans	242,881	198,459	690,471	555,262
Total interest income	472,492	415,341	1,338,713	1,195,777
Total interest expense	356,568	316,864	1,003,318	909,564
Net interest income	115,924	98,477	335,395	286,213
Provision for losses	(11,069)	(7,433)	(23,265)	(16,828)
Net interest income after provision for losses	104,855	91,044	312,130	269,385
Non-interest income/(expense):
Guarantee and commitment fees	6,123	5,021	18,039	14,316
Gains/(losses) on financial derivatives	1,515	(1,062)	2,879	(3,618)
Other income	1,692	1,482	3,949	3,958
Non-interest income	9,330	5,441	24,867	14,656
Operating expenses:
Compensation and employee benefits	20,617	17,743	65,580	53,126
General and administrative	13,150	11,052	36,003	32,669
Regulatory fees	863	1,000	2,588	3,000
Operating expenses	34,630	29,795	104,171	88,795
Income before income taxes	79,555	66,690	232,826	195,246
Income tax expense	15,344	11,687	42,541	35,755
Net income	64,211	55,003	190,285	159,491
Preferred stock dividends	(9,335)	(6,303)	(24,700)	(17,636)
Net income attributable to common stockholders	$54,876	$48,700	$165,585	$141,855

Earnings per common share:
Basic earnings per common share	$5.06	$4.45	$15.26	$12.99
Diluted earnings per common share	$5.03	$4.44	$15.18	$12.93
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Net income	$64,211	$55,003	$190,285	$159,491
Other comprehensive (loss)/income:
Net unrealized (losses)/gains on available-for-sale securities	(68,182)	18,874	(109,484)	25,789
Net changes in held-to-maturity securities	58	(186)	521	(204)
Net unrealized gains/(losses) on cash flow hedges	4,792	(3,202)	5,611	(17,083)
Other comprehensive (loss)/income before tax	(63,332)	15,486	(103,352)	8,502
Income tax benefit/(expense) related to other comprehensive (loss)/income	13,300	(3,252)	21,704	(1,786)
Other comprehensive (loss)/income net of tax	(50,032)	12,234	(81,648)	6,716
Comprehensive income	$14,179	$67,237	$108,637	$166,207
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2025	20,980	$507,993	10,857	$10,857	$139,370	$13,382	$1,047,347	$1,718,949
Net income	—	—	—	—	—	—	59,123	59,123
Other comprehensive loss, net of tax	—	—	—	—	—	(28,453)	—	(28,453)
Dividends:
Preferred stock	—	—	—	—	—	—	(7,291)	(7,291)
Common stock (cash dividend of $1.60 per share)	—	—	—	—	—	—	(17,341)	(17,341)
Repurchase of Class C Common Stock	—	—	(47)	(47)	—	—	(7,131)	(7,178)
Issuance of Class C Common Stock	—	—	39	39	60	—	—	99
Stock-based compensation cost	—	—	—	—	3,004	—	—	3,004
Other stock-based award activity	—	—	—	—	(3,891)	—	—	(3,891)
Balance as of March 31, 2026	20,980	$507,993	10,849	$10,849	$138,543	$(15,071)	$1,074,707	$1,717,021
Net income	—	—	—	—	—	—	66,951	66,951
Other comprehensive loss, net of tax	—	—	—	—	—	(3,163)	—	(3,163)
Dividends:
Preferred stock	—	—	—	—	—	—	(8,074)	(8,074)
Common stock (cash dividend of $1.60 per share)	—	—	—	—	—	—	(17,359)	(17,359)
Issuance of Series I Preferred Stock	4,000	96,764	—	—	—	—	—	96,764
Issuance of Class C Common Stock	—	—	1	1	61	—	—	62
Stock-based compensation cost	—	—	—	—	2,323	—	—	2,323
Other stock-based award activity	—	—	—	—	(91)	—	—	(91)
Balance as of June 30, 2026	24,980	$604,757	10,850	$10,850	$140,836	$(18,234)	$1,116,225	$1,854,434
Net income	—	—	—	—	—	—	64,211	64,211
Other comprehensive loss, net of tax	—	—	—	—	—	(50,032)	—	(50,032)
Dividends:
Preferred stock	—	—	—	—	—	—	(9,335)	(9,335)
Common Stock (cash dividend of $1.60 per share)	—	—	—	—	—	—	(17,366)	(17,366)
Issuance of Class C Common Stock	—	—	7	7	64	—	—	71
Stock-based compensation cost	—	—	—	—	1,928	—	—	1,928
Other stock-based award activity	—	—	—	—	(1,266)	—	—	(1,266)
Balance as of September 30, 2026	24,980	$604,757	10,857	$10,857	$141,562	$(68,266)	$1,153,735	$1,842,645

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2024	16,980	$411,149	10,891	$10,891	$135,894	$(12,147)	$943,239	$1,489,026
Net income	—	—	—	—	—	—	49,651	49,651
Other comprehensive income, net of tax	—	—	—	—	—	10,339	—	10,339
Dividends:
Preferred stock	—	—	—	—	—	—	(5,666)	(5,666)
Common stock (cash dividend of $1.50 per share)	—	—	—	—	—	—	(16,352)	(16,352)
Issuance of Class C Common Stock	—	—	42	42	79	—	—	121
Stock-based compensation cost	—	—	—	—	3,529	—	—	3,529
Other stock-based award activity	—	—	—	—	(5,002)	—	—	(5,002)
Balance as of March 31, 2025	16,980	$411,149	10,933	$10,933	$134,500	$(1,808)	$970,872	$1,525,646
Net income	—	—	—	—	—	—	54,837	54,837
Other comprehensive loss, net of tax	—	—	—	—	—	(15,857)	—	(15,857)
Dividends:
Preferred stock	—	—	—	—	—	—	(5,667)	(5,667)
Common stock (cash dividend of $1.50 per share)	—	—	—	—	—	—	(16,401)	(16,401)
Issuance of Class C Common Stock	—	—	1	1	80	—	—	81
Stock-based compensation cost	—	—	—	—	1,745	—	—	1,745
Other stock-based award activity	—	—	—	—	(77)	—	—	(77)
Balance as of June 30, 2025	16,980	$411,149	10,934	$10,934	$136,248	$(17,665)	$1,003,641	$1,544,307
Net income	—	—	—	—	—	—	55,003	55,003
Other comprehensive income, net of tax	—	—	—	—	—	12,234	—	12,234
Dividends:
Preferred stock	—	—	—	—	—	—	(6,303)	(6,303)
Common stock (cash dividend of $1.50 per share)	—	—	—	—	—	—	(16,401)	(16,401)
Issuance of Series H Preferred Stock	4,000	96,889	—	—	—	—	—	96,889
Issuance of Class C Common Stock	—	—	—	—	65	—	—	65
Stock-based compensation cost	—	—	—	—	1,360	—	—	1,360
Other stock-based award activity	—	—	—	—	(71)	—	—	(71)
Balance as of September 30, 2025	20,980	$508,038	10,934	$10,934	$137,602	$(5,431)	$1,035,940	$1,687,083
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Cash flows from operating activities:
Net income	$190,285	$159,491
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(15,749)	(16,580)
Net amortization of debt premiums, discounts, and issuance costs	9,204	7,777
Net change in fair value of hedged items, financial derivatives, loans held for sale, and trading securities	478,159	(192,971)
Total provision for allowance for losses	23,265	16,828
Stock-based compensation expense	7,255	6,634
Purchases of loans held for sale	—	(7,770)
Proceeds from the sale of loans held for sale	—	7,779
Proceeds from repayment of loans purchased as held for sale	14,419	38,991
Purchases of tax credits	(70,075)	(55,132)
Other	(1,441)	(4,030)
Net change in:
Interest receivable	810	16,271
Guarantee and commitment fees receivable	611	(176)
Other assets	(124,312)	80,325
Accrued interest payable	61,600	43,469
Custodial deposit liability	(51,869)	(138,856)
Other liabilities	(27,010)	14,602
Net cash provided by/(used in) operating activities	495,152	(23,348)
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(3,110,276)	(2,165,336)
Purchases of held-to-maturity investment securities	(1,302,945)	(271,065)
Purchases of other investment securities	(3,803)	(3,326)
Purchases of loans held for investment	(4,865,185)	(3,750,840)
Proceeds from repayment of available-for-sale investment securities	1,374,566	1,357,649
Proceeds from repayment of held-to-maturity investment securities	781,413	1,277,414
Proceeds from repayment of loans purchased as held for investment	2,133,983	1,640,603
Advances for loan purchases	(16,000)	—
Acquisition of servicing rights	(14,665)	—
Other	81	4,226
Net cash used in investing activities	(5,022,831)	(1,910,675)
Cash flows from financing activities:
Proceeds from issuance of notes payable	74,083,295	66,301,448
Proceeds from issuance of debt securities of consolidated trusts	—	286,511
Payments to redeem notes payable	(69,223,943)	(64,616,516)
Payments to third parties on debt securities of consolidated trusts	(280,889)	(186,257)
Purchases of common stock	(7,106)	—
Proceeds from common stock issuance	185	225
Proceeds from preferred stock issuance, net of stock issuance costs	96,764	96,889
Tax payments related to share-based awards	(5,201)	(5,108)
Dividends paid on common and preferred stock	(75,048)	(66,153)
Net cash provided by financing activities	4,588,057	1,811,039
Net change in cash and cash equivalents	60,378	(122,984)
Cash, cash equivalents, and restricted cash at beginning of period	931,067	1,024,007
Cash, cash equivalents, and restricted cash at end of period	$991,445	$901,023

Non-cash activity:
Loans acquired through non-cash transactions	14,972	41,156
Loans held for investment transferred to consolidated trusts	—	299,270
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and its subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and its subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2025 consolidated balance sheet presented in this report has been sourced from Farmer Mac's audited 2025 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2025 consolidated financial statements of Farmer Mac and its subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the nine months ended September 30, 2026.

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

Table 1.1

	Unconsolidated VIEs
	As of September 30, 2026			As of December 31, 2025
	Max Exposure to Loss(1)	Carrying Value of Assets(2)	Carrying Value of Liabilities(3)	Max Exposure to Loss(1)	Carrying Value of Assets(2)	Carrying Value of Liabilities(3)
	(in thousands)
Farmer Mac Guaranteed Securities	$439,179	$81,267	$4,681	$466,441	$85,791	$5,020
(1)Farmer Mac uses the guaranteed portion of unpaid principal balance or amortized cost as applicable to represent maximum exposure to loss.
(2)Included in Investment securities, Guarantee and commitment fees receivable, and Prepaid expenses and other assets on our Consolidated Balance Sheets.
(3)Included in Guarantee and commitment obligation and Other liabilities on our Consolidated Balance Sheets. The weighted average remaining maturity of the loans underlying the guarantee was 19.9 years and 20.7 years as of September 30, 2026 and December 31, 2025, respectively.

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock unit awards. The following schedule reconciles basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025:

Table 1.2

	For the Three Months Ended
	September 30, 2026			September 30, 2025
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$54,876	10,853	$5.06	$48,700	10,934	$4.45
Effect of dilutive securities(1)
SARs and restricted stock units	—	56	(0.03)	—	38	(0.01)
Diluted EPS	$54,876	10,909	$5.03	$48,700	10,972	$4.44
(1)For the three months ended September 30, 2026 and 2025, SARs and restricted stock units of 13,237 and 27,160, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended September 30, 2026 and 2025, contingent shares of unvested restricted stock units of 10,962 and 27,580, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$165,585	10,849	$15.26	$141,855	10,921	$12.99
Effect of dilutive securities(1)
SARs and restricted stock units	—	56	(0.08)	—	52	(0.06)
Diluted EPS	$165,585	10,905	$15.18	$141,855	10,973	$12.93
(1)For the nine months ended September 30, 2026 and 2025, SARs and restricted stock units of 36,843 and 53,955, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the nine months ended September 30, 2026 and 2025, contingent shares of unvested restricted stock units of 10,962 and 28,865, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three and nine months ended September 30, 2026 and 2025.

Table 1.3

	As of September 30, 2026				As of September 30, 2025
	AFS Securities	HTM Securities	Cash Flow Hedges	Total	AFS Securities	HTM Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(29,819)	$(8,879)	$20,464	$(18,234)	$(32,113)	$(9,240)	$23,688	$(17,665)
Other comprehensive (loss)/income before reclassifications	(53,862)	—	3,786	(50,076)	14,912	—	309	15,221
Amounts reclassified from AOCI	(2)	46	—	44	(2)	(147)	(2,838)	(2,987)
Net comprehensive (loss)/income	(53,864)	46	3,786	(50,032)	14,910	(147)	(2,529)	12,234
Ending Balance	$(83,683)	$(8,833)	$24,250	$(68,266)	$(17,203)	$(9,387)	$21,159	$(5,431)

For the Nine Months Ended:
Beginning Balance	$2,811	$(9,246)	$19,817	$13,382	$(37,575)	$(9,226)	$34,654	$(12,147)
Other comprehensive (loss)/income before reclassifications	(86,489)	—	8,328	(78,161)	20,379	—	(4,676)	15,703
Amounts reclassified from AOCI	(5)	413	(3,895)	(3,487)	(7)	(161)	(8,819)	(8,987)
Net comprehensive income/(loss)	(86,494)	413	4,433	(81,648)	20,372	(161)	(13,495)	6,716
Ending Balance	$(83,683)	$(8,833)	$24,250	$(68,266)	$(17,203)	$(9,387)	$21,159	$(5,431)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three and nine months ended September 30, 2026 and 2025:

Table 1.4

	For the Three Months Ended
	September 30, 2026			September 30, 2025
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive (loss)/ income:
AFS securities:
Unrealized holding (losses)/gains on AFS securities	$(68,180)	$(14,318)	$(53,862)	$18,876	$3,964	$14,912
Less reclassification adjustments included in:
Other income(1)	(2)	—	(2)	(2)	—	(2)
Total	$(68,182)	$(14,318)	$(53,864)	$18,874	$3,964	$14,910
HTM securities:
Less reclassification adjustments included in:
Net interest income(2)	$58	$12	$46	$(186)	$(39)	$(147)
Total	$58	$12	$46	$(186)	$(39)	$(147)
Cash flow hedges
Unrealized gains on cash flow hedges	$4,792	$1,006	$3,786	$391	$82	$309
Less reclassification adjustments included in:
Net interest income(3)	—	—	—	(3,593)	(755)	(2,838)
Total	$4,792	$1,006	$3,786	$(3,202)	$(673)	$(2,529)
Other comprehensive (loss)/income	$(63,332)	$(13,300)	$(50,032)	$15,486	$3,252	$12,234
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
(3)Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive (loss)/ income:
AFS securities:
Unrealized holding (losses)/gains on AFS securities	$(109,478)	$(22,989)	$(86,489)	$25,797	$5,418	$20,379
Less reclassification adjustments included in:
Other income(1)	(6)	(1)	(5)	(8)	(1)	(7)
Total	$(109,484)	$(22,990)	$(86,494)	$25,789	$5,417	$20,372
HTM securities:
Less reclassification adjustments included in:
Net interest income(2)	$521	$108	$413	$(204)	$(43)	$(161)
Total	$521	$108	$413	$(204)	$(43)	$(161)
Cash flow hedges
Unrealized gains/(losses) on cash flow hedges	$10,541	$2,213	$8,328	$(5,920)	$(1,244)	$(4,676)
Less reclassification adjustments included in:
Net interest income(3)	(4,930)	(1,035)	(3,895)	(11,163)	(2,344)	(8,819)
Total	$5,611	$1,178	$4,433	$(17,083)	$(3,588)	$(13,495)
Other comprehensive (loss)/income	$(103,352)	$(21,704)	$(81,648)	$8,502	$1,786	$6,716
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

The following tables set forth information about Farmer Mac's AFS and HTM investment securities as of September 30, 2026 and December 31, 2025:

Table 2.1

	As of September 30, 2026
	Amortized Cost(1)	Allowance for Losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
AFS:
Government/GSE guaranteed MBS	$5,969,800	$—	$1,903	$(209,687)	$5,762,016
U.S. Treasuries	1,580,562	—	15	(19,486)	1,561,091
ABS	65,316	—	—	(4,290)	61,026
AgVantage	7,934,084	(73)	403	(440,817)	7,493,597
Interest-Only Farmer Mac Guaranteed Securities	7,601	—	242	—	7,843
Total AFS	$15,557,363	$(73)	$2,563	$(674,280)	$14,885,573
HTM:
AgVantage	$1,903,385	$(92)	$14,978	$(12,903)	$1,905,368
USDA Securities	2,572,583	—	465	(306,809)	2,266,239
Total HTM	$4,475,968	$(92)	$15,443	$(319,712)	$4,171,607
(1)Excludes $109.9 million and $53.5 million of accrued interest receivable on AFS and HTM securities, respectively, as of September 30, 2026.
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

As of September 30, 2026 and December 31, 2025, to satisfy initial margin requirements for centrally cleared derivatives, Farmer Mac pledged collateral with a fair value of $308.0 million and $250.6 million, respectively. The pledged collateral consisted of AFS U.S. Treasuries and Government/GSE guaranteed MBS as of September 30, 2026, and only U.S. Treasuries as of December 31, 2025.

Farmer Mac did not sell any securities from its AFS or HTM investment portfolios during the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and December 31, 2025, unrealized losses on AFS investment securities were as follows:

Table 2.2

	As of September 30, 2026
	AFS Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Government/GSE guaranteed MBS	$3,004,538	$(71,459)	$2,019,379	$(138,228)
U.S. Treasuries	1,500,655	(19,486)	—	—
ABS	61,026	(4,290)	—	—
AgVantage	4,341,106	(148,494)	3,129,761	(292,323)
Total	$8,907,325	$(243,729)	$5,149,140	$(430,551)

	As of December 31, 2025
	AFS Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Government/GSE guaranteed MBS	$799,619	$(4,695)	$2,008,388	$(84,539)
U.S. Treasuries	29,902	(13)	95,270	(35)
AgVantage	1,607,457	(18,768)	3,123,117	(196,466)
Total	$2,436,978	$(23,476)	$5,226,775	$(281,040)

The unrealized losses presented above are primarily due to changes in the levels of interest rates from the dates of acquisition to September 30, 2026 and December 31, 2025, as applicable.

The amortized cost, fair value, and weighted-average yield of AFS and HTM investment securities by remaining contractual maturity as of September 30, 2026 are set forth below. ABS and MBS are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of September 30, 2026
	AFS Securities
	Amortized Cost(1)	Fair Value	Weighted-Average Yield
	(dollars in thousands)
Due within one year	$1,897,189	$1,884,382	3.44%
Due after one year through five years	7,057,528	6,865,362	4.04%
Due after five years through ten years	4,432,768	4,157,770	3.92%
Due after ten years	2,169,878	1,978,059	4.12%
Total	$15,557,363	$14,885,573	3.94%
(1)Excludes $109.9 million of accrued interest receivable.

	As of September 30, 2026
	HTM Securities
	Amortized Cost(1)	Fair Value	Weighted-Average Yield
	(dollars in thousands)
Due within one year	$349,598	$356,248	3.87%
Due after one year through five years	889,752	870,888	4.27%
Due after five years through ten years	505,611	451,296	3.96%
Due after ten years	2,731,007	2,493,175	4.34%
Total	$4,475,968	$4,171,607	4.25%
(1)Excludes $53.5 million of accrued interest receivable.
3.FINANCIAL DERIVATIVES

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $40.9 million and $24.2 million of accrued interest receivable and $1.4 million and $2.4 million of accrued interest payable on uncleared swaps as of September 30, 2026 and

December 31, 2025, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the consolidated balance sheets.

Table 3.1

	As of September 30, 2026
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$7,217,985	$1,331	$(1,847)	4.10%	3.85%		0.98
Pay fixed non-callable	12,382,796	9,465	(870)	3.00%	3.94%		8.34
Receive fixed callable	8,414,163	—	(217,975)	4.00%	3.98%		3.40
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	392,000	9,298	(25)	1.88%	4.34%		2.64
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	154,391	731	(61)	2.85%	4.16%		3.04
Receive fixed non-callable	1,179,477	63	(1)	3.95%	3.75%		0.25
Basis swaps	347,811	3	(53)	4.13%	4.07%		4.75
Treasury futures	6,000	—	(44)			104.94
Netting adjustments(1)	—	(979)	979
Total financial derivatives	$30,094,623	$19,912	$(219,897)
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

As of September 30, 2026, Farmer Mac expects to reclassify $8.3 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after September 30, 2026.

The following tables summarize the net income/(expense) recognized in the Consolidated Statements of Operations related to derivatives for the three and nine months ended September 30, 2026, and 2025:

Table 3.2

	For the Three Months Ended September 30, 2026
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Loans	Total Interest Expense	Gains/(losses) on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations	$229,611	$242,881	$(356,568)	$1,515	$117,439

Net effects of fair value hedging relationships:
Recognized on derivatives	$246,656	$168,181	$(174,706)	$—	$240,131
Recognized on hedged items	(246,064)	(165,913)	174,096	—	(237,881)
Amounts related to interest settlements on derivatives	17,046	8,037	(3,622)	—	21,461
Net effects of fair value hedging relationships	$17,638	$10,305	$(4,232)	$—	$23,711

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$2,377	$—	$2,377
Net effects of cash flow hedges	$—	$—	$2,377	$—	$2,377

Gains/(losses) on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$1,746	$1,746
Interest expense on interest rate swaps	—	—	—	315	315
Treasury futures	—	—	—	(546)	(546)
Net effects of financial derivatives not designated in hedge relationships	$—	$—	$—	$1,515	$1,515

	For the Three Months Ended September 30, 2025
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Loans	Total Interest Expense	Gains/(losses) on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations	$216,882	$198,459	$(316,864)	$(1,062)	$97,415

Net effects of fair value hedging relationships:
Recognized on derivatives	(27,117)	(10,864)	26,984	—	(10,997)
Recognized on hedged items	26,624	10,436	(26,200)	—	10,860
Amounts related to interest settlements on derivatives	30,545	12,857	(29,051)	—	14,351
Net effects of fair value hedging relationships	$30,052	$12,429	$(28,267)	$—	$14,214

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$3,593	$—	$3,593
Net effects of cash flow hedges	$—	$—	$3,593	$—	$3,593

Gains/(losses) on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$474	$474
Interest expense on interest rate swaps	—	—	—	(707)	(707)
Treasury futures	—	—	—	(829)	(829)
Net effects of financial derivatives not designated in hedge relationships	$—	$—	$—	$(1,062)	$(1,062)

	For the Nine Months Ended September 30, 2026
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Loans	Total Interest Expense	Gains/(losses) on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations	$648,242	$690,471	$(1,003,318)	$2,879	$338,274

Net effects of fair value hedging relationships:
Recognized on derivatives	$329,361	$189,502	$(265,924)	$—	$252,939
Recognized on hedged items	(329,302)	(186,905)	266,769	—	(249,438)
Amounts related to interest settlements on derivatives	49,356	24,060	(11,641)	—	61,775
Net effects of fair value hedging relationships	$49,415	$26,657	$(10,796)	$—	$65,276

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$7,307	$—	$7,307
Net effects of cash flow hedges	$—	$—	$7,307	$—	$7,307

Gains/(losses) on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$924	$924
Interest expense on interest rate swaps	—	—	—	1,840	1,840
Treasury futures	—	—	—	115	115
Net effects of financial derivatives not designated in hedge relationships	$—	$—	$—	$2,879	$2,879

	For the Nine Months Ended September 30, 2025
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Loans	Total Interest Expense	Gains/(losses) on financial derivatives
	(in thousands)
Total amounts presented in the Consolidated Statement of Operations:	$640,515	$555,262	$(909,564)	$(3,618)	$282,595

Net effects of fair value hedging relationships:
Recognized on derivatives	$(200,349)	$(63,445)	$144,818	$—	$(118,976)
Recognized on hedged items	199,660	64,277	(141,290)	—	122,647
Amounts related to interest settlements on derivatives	88,696	37,742	(85,320)	—	41,118
Gains/(losses) on fair value hedging relationships	$88,007	$38,574	$(81,792)	$—	$44,789

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$11,163	$—	$11,163
Expense recognized on cash flow hedges	$—	$—	$11,163	$—	$11,163

Losses on financial derivatives not designated in hedge relationships:
Losses on interest rate swaps	$—	$—	$—	$(3,063)	$(3,063)
Interest expense on interest rate swaps	—	—	—	(597)	(597)
Treasury futures	—	—	—	42	42
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$(3,618)	$(3,618)

The following table displays the carrying amount of the hedged items and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of September 30, 2026 and December 31, 2025:

Table 3.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	(in thousands)
Investment securities, AFS, at fair value(1)	$8,387,284	$7,818,278	$(565,219)	$(235,989)
Loans held for investment, at amortized cost(2)	3,399,845	2,278,212	(518,220)	(331,315)
Notes Payable(3)	(15,129,333)	(11,837,713)	260,078	(6,690)
(1)Amortized cost of $9.0 billion and $8.0 billion as of September 30, 2026 and December 31, 2025, respectively.
(2)As of September 30, 2026, closed portfolio of loans hedged under the portfolio layer method had an amortized cost of $0.8 billion, of which $244.2 million was designated as the hedged item. The remaining amount of amortized cost is from hedges not designated under the portfolio layer method. There were no portfolio layer hedges as of December 31, 2025.
(3)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of September 30, 2026 and December 31, 2025:

Table 3.4

	September 30, 2026
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Netting Adjustments	Financial instruments pledged	Cash Collateral	Net Amount(2)
	(in thousands)
Assets:
Uncleared derivatives	$9,924	$—	$9,924	$(9,924)	$—	$—	$—
Cleared derivatives	10,967	(979)	9,988	—	—	—	9,988
Total	$20,891	$(979)	$19,912	$(9,924)	$—	$—	$9,988

Liabilities:
Uncleared derivatives	$(196,117)	$—	$(196,117)	$9,924	$—	$152,300	$(33,893)
Cleared derivatives	(979)	979	—	—	—	—	—
Total	$(197,096)	$979	$(196,117)	$9,924	$—	$152,300	$(33,893)
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. As of September 30, 2026, Farmer Mac had additional net exposure of $308.0 million due to instances where Farmer Mac's collateral to a counterparty exceeded the net derivative position and no instances where Farmer Mac's collateral from a counterparty exceeded the net derivative position.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the Consolidated Balance Sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of September 30, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of September 30, 2026 and December 31, 2025, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $30.1 billion notional amount of interest rate swaps outstanding as of September 30, 2026, $21.2 billion were cleared through the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $25.5 billion notional amount of interest rate swaps outstanding as of December 31, 2025, $19.4 billion were cleared through the CME.

4.LOANS

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. Farmer Mac monitors and assesses credit risk for each segment, recognizing the different credit risk profiles within each segment.

The following table includes loans held for investment and displays the composition of the loan balances as of September 30, 2026 and December 31, 2025:

Table 4.1

	As of September 30, 2026			As of December 31, 2025
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$7,312,871	$2,225,946	$9,538,817	$6,002,738	$2,482,010	$8,484,748
Corporate AgFinance	1,526,246	—	1,526,246	1,460,691	—	1,460,691
Total Agricultural Finance loans	8,839,117	2,225,946	11,065,063	7,463,429	2,482,010	9,945,439
Infrastructure Finance loans	8,394,647	—	8,394,647	6,761,081	—	6,761,081
Total unpaid principal balance(1)	17,233,764	2,225,946	19,459,710	14,224,510	2,482,010	16,706,520
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(543,874)	—	(543,874)	(347,459)	—	(347,459)
Total loans	16,689,890	2,225,946	18,915,836	13,877,051	2,482,010	16,359,061
Allowance for losses	(45,948)	(2,377)	(48,325)	(36,673)	(1,112)	(37,785)
Total loans, net of allowance	$16,643,942	$2,223,569	$18,867,511	$13,840,378	$2,480,898	$16,321,276
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of September 30, 2026 and December 31, 2025:

Table 4.2

	September 30, 2026	December 31, 2025
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$15,795	$9,400
Corporate AgFinance	8,602	6,631
Infrastructure Finance loans	23,928	21,754
Total	$48,325	$37,785

The following is a summary of the changes in the allowance for losses for the three and nine months ended September 30, 2026 and 2025:

Table 4.3

	September 30, 2026				September 30, 2025
	Agricultural Finance loans		Infrastructure Finance loans(3)	Total	Agricultural Finance loans		Infrastructure Finance loans(3)	Total
	Farm & Ranch(1)	Corporate AgFinance(2)			Farm & Ranch(1)	Corporate AgFinance(2)
	(in thousands)
For the Three Months Ended
Beginning Balance	$15,472	$7,211	$24,484	$47,167	$6,635	$6,943	$16,378	$29,956
Provision for losses	364	1,391	7,665	9,420	4,067	2,811	700	7,578
Charge-offs	(41)	—	(8,221)	(8,262)	(1,243)	(3,180)	—	(4,423)
Recovery	—	—	—	—	1,675	554	—	2,229
Ending Balance	$15,795	$8,602	$23,928	$48,325	$11,134	$7,128	$17,078	$35,340

For the Nine Months Ended
Beginning Balance	$9,400	$6,631	$21,754	$37,785	$5,132	$5,379	$12,712	$23,223
Provision for losses	6,478	3,900	10,395	20,773	8,410	4,252	4,366	17,028
Charge-offs	(83)	(2,175)	(8,221)	(10,479)	(4,083)	(3,180)	—	(7,263)
Recovery	—	246	—	246	1,675	677	—	2,352
Ending Balance	$15,795	$8,602	$23,928	$48,325	$11,134	$7,128	$17,078	$35,340
(1)As of September 30, 2026 and 2025, the allowance for losses for Agricultural Finance Farm & Ranch loans includes $7.3 million and $2.3 million allowance for collateral dependent assets ("CDA") secured by agricultural real estate, respectively.
(2)As of September 30, 2026 and 2025 the allowance for losses for Agricultural Finance Corporate AgFinance loans includes $0.0 million and $1.0 million allowance for CDA secured by agricultural real estate, respectively.
(3)As of September 30, 2026 and 2025 the allowance for losses for Infrastructure Finance loans includes no allowance for CDAs.

The $9.4 million and $20.8 million net provision to the allowance during the three and nine months ended September 30, 2026 are primarily attributed to new business volume growth across all segments, portfolio credit migration, and updated loss estimates associated with a single credit within our Broadband Infrastructure segment. We also recorded $8.3 million of charge-offs against the allowance for losses during the period which were primarily attributable to the aforementioned broadband exposure.

The $7.6 million and $17.0 million net provision to the allowance during the three and nine months ended September 30, 2025 was primarily attributable to borrower specific downgrades and new volume growth.

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans as of September 30, 2026 and December 31, 2025:

Table 4.4

	As of September 30, 2026
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Nonaccrual Loans(2)(3)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$9,230,342	$15,566	$2,215	$16,086	$33,867	$274,608	$9,538,817
Corporate AgFinance	1,509,124	—	8,767	—	8,767	8,355	1,526,246
Total Agricultural Finance loans	10,739,466	15,566	10,982	16,086	42,634	282,963	11,065,063
Infrastructure Finance loans	8,389,481	—	—	—	—	5,166	8,394,647
Total	$19,128,947	$15,566	$10,982	$16,086	$42,634	$288,129	$19,459,710
(1)Current loan amounts are presented based on contractual unpaid principal balance, while past due loan amounts are presented based on unpaid principal less charge-offs.
(2)Includes loans that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.
(3)Includes $46.5 million of nonaccrual loans for which there was no associated allowance. During the three and nine months ended September 30, 2026, Farmer Mac received $3.1 million and $18.9 million, respectively, in interest on nonaccrual loans.

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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Infrastructure Finance loans held as of September 30, 2026 and December 31, 2025, by year of origination:

Table 4.5

	As of September 30, 2026
	Year of Origination:
	2026	2025	2024	2023	2022	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$1,561,449	$1,413,980	$800,780	$393,964	$822,460	$3,097,807	$394,702	$8,485,142
Special mention(2)	213,177	160,598	72,842	10,104	15,695	49,769	40,614	562,799
Substandard(3)	11,383	60,814	77,402	46,886	84,329	174,874	35,188	490,876
Total	$1,786,009	$1,635,392	$951,024	$450,954	$922,484	$3,322,450	$470,504	$9,538,817

For the Three Months Ended September 30, 2026:
Current period charge-offs	$—	$—	$—	$41	$—	$—	$—	$41

For the Nine Months Ended September 30, 2026:
Current period charge-offs	$—	$—	$—	$41	$—	$42	$—	$83
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

	As of September 30, 2026
	Year of Origination:
	2026	2025	2024	2023	2022	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$107,993	$329,350	$173,994	$91,364	$57,400	$327,304	$273,254	$1,360,659
Special mention(2)	16,143	—	—	—	—	35,303	5,654	57,100
Substandard(3)	—	—	4,288	24,898	—	60,110	19,191	108,487
Total	$124,136	$329,350	$178,282	$116,262	$57,400	$422,717	$298,099	$1,526,246

For the Three Months Ended September 30, 2026:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2026:
Current period charge-offs	$—	$—	$—	$—	$—	$1,828	$347	$2,175
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

	As of September 30, 2026
	Year of Origination:
	2026	2025	2024	2023	2022	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$1,483,234	$1,613,541	$1,134,909	$499,910	$410,675	$1,718,767	$1,356,738	$8,217,774
Special mention(2)	—	—	—	26,747	50,072	—	—	76,819
Substandard(3)	—	—	—	18,574	28,621	52,859	—	100,054
Total	$1,483,234	$1,613,541	$1,134,909	$545,231	$489,368	$1,771,626	$1,356,738	$8,394,647

For the Three Months Ended September 30, 2026:
Current period charge-offs	$—	$—	$—	$8,221	$—	$—	$—	$8,221

For the Nine Months Ended September 30, 2026:
Current period charge-offs	$—	$—	$—	$8,221	$—	$—	$—	$8,221
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

The following table presents the amortized cost and the weighted average financial effect of modifications, as of September 30, 2026 granted to Agricultural Finance and Infrastructure Finance borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026:

Table 4.6

	As of September 30, 2026
	Payment Deferrals(1)		Term Extensions(1)		Total(3)	Percentage of Total by Financing Class
	Amount	Financial Effect(2)	Amount	Financial Effect(2)
	(dollars in thousands)
For the Three Months Ended
Agricultural Finance:
Farm & Ranch	$11,688	8 months	$—	—	$11,688	0.12%
Corporate AgFinance	—	—	12,801	12 months	12,801	0.84%
Total Agricultural Finance	$11,688		$12,801		$24,488

Infrastructure Finance	$—	—	$—	—	$—	—%

For the Nine Months Ended
Agricultural Finance:
Farm & Ranch	$38,107	7 months	$2,700	60 months	$40,807	0.43%
Corporate AgFinance	—	—	12,801	12 months	12,801	0.84%
Total Agricultural Finance	$38,107		$15,501		$53,608

Infrastructure Finance	$5,166	4 months	$—	—	$5,166	0.06%
(1)Amounts presented are the amortized cost of modified loans, excluding modified loans that were paid off, charged off, or otherwise liquidated as of September 30, 2026.
(2)Represents the weighted average of payment deferrals and term extensions, in months, as a result of the modification granted.
(3)The unfunded lending commitments on the modifications granted during the nine months ended September 30, 2026 were $3.7 million.

The following table presents the performance of the loans under the modified terms as of September 30, 2026, of loan modifications granted during the nine months preceding September 30, 2026:

Table 4.7

	As of September 30, 2026
	Current	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance(1)(2):
Farm & Ranch	$38,266	$973	$—	$1,568	$2,541	$40,807
Corporate AgFinance	12,801	—	—	—	—	12,801
Total Agricultural Finance	$51,067	$973	$—	$1,568	$2,541	$53,608

Infrastructure Finance(1)(2)	$5,166	$—	$—	$—	$—	$5,166
(1)Current loan amounts are presented based on contractual amortized cost, while past due loan amounts are presented at the contractual amortized cost less charge-offs.
(2)Amounts presented are the amortized cost of modified loans, excluding modified loans that were paid off, charged off, or otherwise liquidated as of September 30, 2026.

Farmer Mac generally considers modifications to borrowers experiencing financial difficulty to have subsequently defaulted when the modified loan becomes 90 days past due following the modification. Loans that subsequently defaulted during the three and nine months ended September 30, 2026 totaled $1.6 million and $12.5 million, respectively.

5.GUARANTEES AND COMMITMENTS

Farmer Mac enters into various off-balance-sheet credit arrangements in the ordinary course of business, including long-term standby purchase commitments ("LTSPCs"), unfunded commitments, and letters of credit. Farmer Mac has recorded a liability for its obligation to stand ready to purchase loans under its LTSPCs in the guarantee and commitment obligation on the consolidated balance sheets. Farmer Mac also records a reserve for expected credit losses associated with LTSPCs and other off-balance sheet exposures, including the unfunded commitments and letters of credit. The following table presents Farmer Mac's exposure under these arrangements, including the maximum principal exposure and related reserve for losses, as well as the guarantee and commitment obligation and weighted-average remaining maturity of loans underlying LTSPCs.

Table 5.1

	As of September 30, 2026	As of December 31, 2025
	(dollars in thousands)
Maximum principal exposure	$5,530,554	$4,997,829
Reserve for losses	4,211	1,586
Guarantee and commitment obligation	49,759	49,750
Weighted-average remaining maturity	13.7 years	14.4 years

6.NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac. Discount notes generally have original maturities of 1 year or less, whereas medium-term notes generally have original maturities of 0.5 years to 25.0 years.

The following tables set forth information related to Farmer Mac's borrowings as of September 30, 2026 and December 31, 2025:

Table 6.1

	September 30, 2026
	Outstanding as of September 30		Average Outstanding During the Quarter
	Amount	Weighted-Average Rate	Amount	Weighted-Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,707,321	3.73%	$2,025,074	3.76%
Medium-term notes	2,734,756	3.85%	2,788,767	3.79%
Current portion of medium-term notes	8,721,862	3.41%
Total due within one year	$13,163,939	3.55%
Due after one year:
Medium-term notes due in:
Two years	$6,567,192	3.92%
Three years	3,811,393	4.07%
Four years	4,173,183	3.90%
Five years	6,263,490	3.79%
Thereafter	1,696,982	3.37%
Total due after one year	$22,512,240	3.86%
Total principal net of discounts	$35,676,179	3.75%
Hedging adjustments	(260,078)
Total	$35,416,101

	December 31, 2025
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,614,571	3.87%	$1,854,488	4.22%
Medium-term notes	2,822,454	4.02%	2,901,863	4.35%
Current portion of medium-term notes	5,834,657	2.77%
Total due within one year	$11,271,682	3.34%
Due after one year:
Medium-term notes due in:
Two years	$6,641,397	3.65%
Three years	3,740,471	3.97%
Four years	2,836,656	4.24%
Five years	3,889,804	3.71%
Thereafter	2,435,870	2.88%
Total due after one year	$19,544,198	3.71%
Total principal net of discounts	$30,815,880	3.58%
Hedging adjustments	6,690
Total	$30,822,570

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the nine months ended September 30, 2026 and 2025 was $2.2 billion and $2.1 billion, respectively.

Callable medium‑term notes give Farmer Mac the option to redeem the debt at par value on specified call dates or, depending on the instrument, periodically on or after a specified call date. The following table summarizes by maturity date the amounts and weighted average interest rate for Farmer Mac debt callable in 2026 as of September 30, 2026:

Table 6.2

Debt Callable in 2026 as of September 30, 2026, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2027	$998,842	2.87%
2028	660,824	3.81%
2029	800,092	4.25%
2030	813,532	3.11%
Thereafter	1,051,442	2.80%
Total	$4,324,732	3.30%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of September 30, 2026, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 6.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2026	$10,099,421	3.66%
2027	7,398,732	3.65%
2028	4,118,332	3.95%
2029	3,379,589	4.06%
2030	4,260,950	3.69%
Thereafter	6,419,155	3.73%
Total principal net of discounts	$35,676,179	3.75%

During the nine months ended September 30, 2026 and 2025, Farmer Mac called $1.9 billion and $1.7 billion of callable medium-term notes, respectively.

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
Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The Charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of September 30, 2026, Farmer Mac had not ever used this borrowing authority.

7.EQUITY

Common Stock

During the first, second and third quarters of 2026, Farmer Mac paid a quarterly dividend of $1.60 per share on all classes of its common stock. For each quarter in 2025, Farmer Mac paid a quarterly dividend of $1.50 per share on all classes of its common stock.

On May 13, 2026, Farmer Mac's board of directors revised the terms of the share repurchase program to extend the expiration date of the program to May 31, 2028.

During the first nine months of 2026, Farmer Mac repurchased 47,319 shares of Class C non-voting common stock at a cost of approximately $7.1 million. As of September 30, 2026, $30.0 million remain available for repurchase under the program.

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

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both September 30, 2026 and December 31, 2025, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of September 30, 2026, Farmer Mac's minimum capital requirement was $1.2 billion and its core capital level was $1.9 billion, which was $734.6 million above the minimum capital requirement as of that date. As of December 31, 2025, Farmer Mac's minimum capital requirement was $1.0 billion and its core capital level was $1.7 billion, which was $677.7 million above the minimum capital requirement as of that date.

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

8.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of September 30, 2026
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
Government/GSE guaranteed MBS	$—	$5,762,016	$—	$5,762,016
U.S. Treasuries	1,561,091	—	—	1,561,091
ABS	—	—	61,026	61,026
AgVantage	—	—	7,493,597	7,493,597
Interest-Only Farmer Mac Guaranteed Securities	—	—	7,843	7,843
Total AFS Investment Securities	1,561,091	5,762,016	7,562,466	14,885,573
Financial derivatives	—	19,912	—	19,912
Other Assets(2)	—	—	4,683	4,683
Total Assets at fair value	$1,561,091	$5,781,928	$7,567,149	$14,910,168
Liabilities:
Financial derivatives	$44	$219,853	$—	$219,897
Total Liabilities at fair value	$44	$219,853	$—	$219,897
(1) Level 3 assets represent 19% of total assets and 51% of financial instruments measured at fair value.
(2) Represents a retained beneficial interest related to transfers of financial assets.

Assets and Liabilities Measured at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2026 or December 31, 2025.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the three and nine months ended September 30, 2026 and 2025, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three and nine months ended September 30, 2026 and 2025.

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value For the Three Months Ended September 30, 2026
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized (losses)/gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
ABS	$65,474	$—	$(4)	$—	$(4,404)	$(40)	$61,026
AgVantage	7,702,969	—	(30,045)	6	(189,525)	10,192	7,493,597
Interest-Only Farmer Mac Guaranteed Securities	8,126	—	(138)	—	—	(145)	7,843
Total AFS	7,776,569	—	(30,187)	6	(193,929)	10,007	7,562,466

Other Assets	4,852	—	(73)	—	(96)	—	4,683
Total Assets at fair value	$7,781,421	$—	$(30,260)	$6	$(194,025)	$10,007	$7,567,149

Level 3 Assets and Liabilities Measured at Fair Value For the Three Months Ended September 30, 2025
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains/(losses) included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
Auction-rate certificates backed by Government guaranteed student loans	$19,475	$—	$—	$7	$—	$—	$19,482
AgVantage	5,722,890	350,000	(249,516)	53	19,290	2,925	5,845,642
Interest-Only Farmer Mac Guaranteed Securities	8,613	—	(164)	—	—	7	8,456
Total AFS	5,750,978	350,000	(249,680)	60	19,290	2,932	5,873,580

Other Assets	5,141	—	(84)	—	(8)	—	5,049
Total Assets at fair value	$5,756,119	$350,000	$(249,764)	$60	$19,282	$2,932	$5,878,629

Level 3 Assets and Liabilities Measured at Fair Value For the Nine Months Ended September 30, 2026
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
ABS	$—	$65,320	$(5)	$—	$(5,034)	$745	$61,026
AgVantage	6,730,917	1,475,000	(458,142)	57	(247,377)	(6,858)	7,493,597
Interest-Only Farmer Mac Guaranteed Securities	8,203	—	(438)	—	—	78	7,843
Total AFS	6,739,120	1,540,320	(458,585)	57	(252,411)	(6,035)	7,562,466

Other Assets	4,897	—	(228)	—	14	—	4,683
Total Assets at fair value	$6,744,017	$1,540,320	$(458,813)	$57	$(252,397)	$(6,035)	$7,567,149

Level 3 Assets and Liabilities Measured at Fair Value For the Nine Months Ended September 30, 2025
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains/(losses) included in Income	Unrealized (losses)/gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
AFS:
Auction-rate certificates backed by Government guaranteed student loans	$19,476	$—	$—	$6	$—	$—	$19,482
AgVantage	5,505,531	750,000	(542,365)	98	139,168	(6,790)	5,845,642
Interest-Only Farmer Mac Guaranteed Securities	9,015	—	(504)	—	—	(55)	8,456
Total AFS	5,534,022	750,000	(542,869)	104	139,168	(6,845)	5,873,580

Other Assets	5,382	—	(255)	—	(78)	—	5,049
Total Assets at fair value	$5,539,404	$750,000	$(543,124)	$104	$139,090	$(6,845)	$5,878,629

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of September 30, 2026 and December 31, 2025:

Table 8.3

	As of September 30, 2026
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
ABS	$61,026	Discounted cash flow	Discount rate	6.7% - 8.5% (7.9%)
AgVantage	$7,493,597	Discounted cash flow	Discount rate	5.2% - 6.1% (5.7%)
Interest-Only Farmer Mac Guaranteed Securities	$7,843	Discounted cash flow	Discount rate	8.5%
			CPR	2.2%
Other Assets	$4,683	Discounted cash flow	Discount rate	8.5%
			CPR	2.2%

	As of December 31, 2025
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
AgVantage	$6,730,917	Discounted cash flow	Discount rate	4.3% - 4.9% (4.5%)
Interest-Only Farmer Mac Guaranteed Securities	$8,203	Discounted cash flow	Discount rate	7.8%
			CPR	3.3%
Other Assets	$4,897	Discounted cash flow	Discount rate	7.8%
			CPR	3.3%

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of September 30, 2026 and December 31, 2025:

Table 8.4

	As of September 30, 2026
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$991,445	$991,445	$—	$—	$991,445
Investment securities	19,380,891	1,561,091	5,762,016	11,753,515	19,076,622
Loans	18,867,511	—	—	18,473,346	18,473,346
Financial derivatives	19,912	—	19,912	—	19,912
Guarantee and commitment fees receivable	56,272	—	—	59,431	59,431
Financial liabilities:
Notes payable	35,416,101	—	—	34,728,336	34,728,336
Debt securities of consolidated trusts held by third parties	2,115,699	—	—	2,053,297	2,053,297
Financial derivatives	219,897	44	219,853	—	219,897
Guarantee and commitment obligations	54,439	—	—	57,598	57,598

	As of December 31, 2025
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$931,067	$931,067	—	—	$931,067
Investment securities	17,550,379	1,544,147	5,297,018	10,548,943	17,390,108
Loans	16,321,276	—	—	16,342,149	16,342,149
Financial derivatives	44,875	154	44,721	—	44,875
Guarantee and commitment fees receivable	57,214	—	—	63,677	63,677
Financial liabilities:
Notes payable	30,822,570	—	—	30,489,417	30,489,417
Debt securities of consolidated trusts held by third parties	2,365,435	—	—	2,420,149	2,420,149
Financial derivatives	21,618	15	21,603	—	21,618
Guarantee and commitment obligations	54,770	—	—	61,234	61,234

9.BUSINESS SEGMENT REPORTING

The following table presents Farmer Mac's seven segments:

Agricultural Finance		Infrastructure Finance			Treasury
Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments

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

The following tables present segment core earnings and assets for the three and nine months ended September 30, 2026 and 2025.

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended September 30, 2026
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$198,694	$28,469	$79,943	$19,735	$39,124	$20,481	$86,046	$472,492
Interest (expense)/benefit(1)	(158,086)	(17,541)	(73,053)	(12,588)	(28,010)	17,807	(85,097)	(356,568)
Less: reconciling adjustments(2)(3)	(778)	—	(25)	—	—	(1,235)	—	(2,038)
Net effective spread	39,830	10,928	6,865	7,147	11,114	37,053	949	113,886
Guarantee and commitment fees(3)	4,782	252	195	1,088	681	—	—	6,998
Other income/(expense)	1,520	44	—	—	(100)	—	—	1,464
Provision for losses	(430)	(1,385)	(219)	(7,027)	(2,008)	—	—	(11,069)
Operating expenses(1)	(7,838)	(2,487)	(1,228)	(1,813)	(2,084)	(2,888)	(993)	(19,331)
Income tax (expense)/benefit	(7,951)	(1,544)	(1,179)	128	(1,597)	(7,175)	9	(19,309)
Segment core earnings	$29,913	$5,808	$4,434	$(477)	$6,006	$26,990	$(35)	$72,639

Reconciliation to net income:
Net effects of derivatives and trading securities								$2,879
Unallocated (expenses)/income								(15,272)
Income tax effect related to reconciling items								3,965
Net income								$64,211

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$22,285,578	$2,143,737	$8,431,244	$2,020,729	$3,594,450	$—	$—	$38,475,738
Off-balance sheet assets under management								(6,525,042)
Unallocated assets								8,070,690
Total assets on the Consolidated Balance Sheets								$40,021,386
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

Core Earnings by Business Segment
For the Three Months Ended September 30, 2025
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$154,020	$26,662	$69,746	$13,375	$28,616	$36,139	$86,783	$415,341
Interest expense(1)	(118,081)	(17,615)	(63,810)	(8,996)	(20,886)	(1,686)	(85,790)	(316,864)
Less: reconciling adjustments(2)(3)	(1,099)	—	(26)	—	—	324	93	(708)
Net effective spread	34,840	9,047	5,910	4,379	7,730	34,777	1,086	97,769
Guarantee and commitment fees(3)	4,572	218	212	701	429	—	—	6,132
Other income/(expense)	1,080	111	(7)	—	—	—	(1)	1,183
(Provision for)/release of losses	(4,050)	(2,787)	424	(410)	(616)	—	6	(7,433)
Operating expenses(1)	(6,721)	(3,131)	(1,122)	(1,362)	(1,649)	(2,712)	(760)	(17,457)
Income tax expense	(6,240)	(727)	(1,137)	(695)	(1,238)	(6,734)	(70)	(16,841)
Segment core earnings	$23,481	$2,731	$4,280	$2,613	$4,656	$25,331	$261	$63,353

Reconciliation to net income:
Net effects of derivatives and trading securities								$(1,193)
Unallocated (expenses)/income								(12,311)
Income tax effect related to reconciling items								5,154
Net income								$55,003

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,218,755	$1,891,228	$7,426,517	$1,299,097	$2,283,565	$—	$—	$31,119,162
Off-balance sheet assets under management								(5,264,616)
Unallocated assets								7,525,014
Total assets on the Consolidated Balance Sheets								$33,379,560
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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2026
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$554,055	$86,982	$230,169	$53,865	$106,976	$57,652	$249,014	$1,338,713
Interest (expense)/benefit(1)	(433,763)	(50,346)	(209,760)	(34,312)	(76,010)	46,774	(245,901)	(1,003,318)
Less: reconciling adjustments(2)(3)	(2,726)	—	(91)	—	—	503	242	(2,072)
Net effective spread	117,566	36,636	20,318	19,553	30,966	104,929	3,355	333,323
Guarantee and commitment fees(3)	14,702	762	591	3,044	1,658	—	—	20,757
Other income/(expense)	3,323	59	—	(81)	(122)	—	—	3,179
Provision for losses	(6,622)	(3,929)	(526)	(8,967)	(3,221)	—	—	(23,265)
Operating expenses(1)	(25,289)	(7,323)	(3,583)	(5,399)	(6,195)	(8,279)	(2,830)	(58,898)
Income tax expense	(21,572)	(5,503)	(3,529)	(1,710)	(4,848)	(20,298)	(111)	(57,571)
Segment core earnings	$82,108	$20,702	$13,271	$6,440	$18,238	$76,352	$414	$217,525

Reconciliation to net income:
Net effects of derivatives and trading securities								$3,065
Unallocated (expense)/income								(45,335)
Income tax effect related to reconciling items								15,030
Net income								$190,285

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$22,285,578	$2,143,737	$8,431,244	$2,020,729	$3,594,450	$—	$—	$38,475,738
Off-balance sheet assets under management								(6,525,042)
Unallocated assets								8,070,690
Total assets on the Consolidated Balance Sheets								$40,021,386
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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2025
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Total
	(in thousands)
Interest income	$455,919	$77,268	$202,188	$36,367	$72,425	$104,736	$246,874	$1,195,777
Interest expense(1)	(348,394)	(50,972)	(185,234)	(24,490)	(53,356)	(5,066)	(242,052)	(909,564)
Less: reconciling adjustments(2)(3)	(3,090)	—	(79)	—	—	(1,621)	229	(4,561)
Net effective spread	104,435	26,296	16,875	11,877	19,069	98,049	5,051	281,652
Guarantee and commitment fees(3)	13,674	639	648	1,601	932	—	—	17,494
Other income/(expense)	2,615	456	(7)	—	8	—	35	3,107
(Provision for)/release of losses	(8,351)	(4,229)	274	(847)	(3,680)	—	5	(16,828)
Operating expenses(1)	(20,336)	(7,642)	(3,401)	(3,688)	(4,917)	(8,515)	(2,471)	(50,970)
Income tax expense	(19,323)	(3,262)	(3,020)	(1,879)	(2,397)	(18,803)	(551)	(49,235)
Segment core earnings	$72,714	$12,258	$11,369	$7,064	$9,015	$70,731	$2,069	$185,220

Reconciliation to net income:
Net effects of derivatives and trading securities								$(1,468)
Unallocated (expense)/income								(37,741)
Income tax effect related to reconciling items								13,480
Net income								$159,491

Total Assets:
Total on- and off-balance sheet segment assets at principal balance	$18,218,755	$1,891,228	$7,426,517	$1,299,097	$2,283,565	$—	$—	$31,119,162
Off-balance sheet assets under management								(5,264,616)
Unallocated assets								7,525,014
Total assets on the Consolidated Balance Sheets								$33,379,560
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

10.INCOME TAXES

During the three and nine months ended September 30, 2026, Farmer Mac purchased $11.0 million and $77.4 million, respectively, of renewable energy investment tax credits at prices ranging from approximately $0.91 to $0.93 per $1.00 of credit, resulting in a benefit of $1.0 million and $7.3 million, respectively. During the three and nine months ended September 30, 2025, Farmer Mac purchased $24.2 million and $59.8 million, respectively, in renewable energy investment tax credits at prices that range from approximately $0.91 to $0.94 per $1.00 of credit. All of the renewable energy investment tax credits purchased are with projects that have been placed into service. As a result of these purchases, Farmer Mac recognized a tax benefit of $1.5 million and $4.7 million, respectively, for the three and nine months ended September 30, 2025.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

In this report, the words "Farmer Mac," "we," "our," and "us" refer to the Federal Agricultural Mortgage Corporation and its subsidiaries unless otherwise stated or unless the context otherwise requires.

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess our financial condition and results of operations for the quarter ended September 30, 2026. Financial information included in this report is consolidated to include the our accounts and the accounts of our two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on February 19, 2026 (the "2025 Annual Report").

FORWARD-LOOKING STATEMENTS

Some statements made in this report, such as in the "Management's Discussion and Analysis of Financial Condition and Results of Operations ('MD&A')" section, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 about management's current expectations for our future financial results, business prospects, and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. These statements typically include terms such as "aims," "anticipates," "believes," "continues," "designed," "estimates," "expects," "forecasts," "likely," "intends," "outlook," "plans," "potential," "project," "target," and similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will," and "would." This report includes forward-looking statements addressing our:

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
•changes in capital position;
•future dividend payments; and
•other business and financial matters.

Management's expectations for our future necessarily involve assumptions, estimates, and the evaluation of risks and uncertainties. Various factors or events, both known and unknown, could cause our actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of our 2025 Annual Report as well as uncertainties about:

•the availability of debt and equity financing and, if available, the reasonableness of rates and terms;
•legislative, regulatory, or current or future political developments that could affect us, our sources of business, or agricultural or infrastructure industries;
•fluctuations in the fair value of assets held by us and our subsidiaries;
•the level of lender interest in our products and the secondary market provided by us;
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
•the degree to which we are exposed to interest rate risk resulting from fluctuations in our borrowing costs relative to market indices;
•developments in the financial markets, including possible investor, analyst, and rating agency reactions to events involving government-sponsored enterprises;
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
During third quarter 2026, we:

•provided $2.7 billion in liquidity and lending capacity to lenders serving rural America;
•achieved business volume growth across all operating segments, driving outstanding business volume to a record high and demonstrating the value of our products to lenders serving rural America;
•delivered net income of $64.2 million, contributing to a $37.5 million increase in retained earnings and a capital position $0.7 billion above the minimum regulatory requirement;
•acquired servicing rights associated with approximately $1.4 billion of Farm & Ranch loans, including loans we own and loans serviced for others, positively benefiting net interest income and non-interest income and contributing to business volume growth;
•maintained strong liquidity in our investment portfolio, averaging 260 days of liquidity, well above the regulatory requirement of a minimum of 90 days of liquidity; and
•maintained uninterrupted access to the debt capital markets.

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

Table 1

	For the Three Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025
	(in thousands)
Net income attributable to common stockholders	$54,876	$58,877	$48,700
Core earnings	52,581	58,766	49,622

Net income attributable to common stockholders decreased $4.0 million from the prior quarter primarily driven by a $3.7 million increase in provision expense, a $2.2 million decrease in net interest income ("NII"), and a $1.3 million increase in preferred stock dividends related to the issuance of Series I preferred stock in May 2026. These decreases to net income attributable to common stockholders were partially offset by a $1.5 million decrease in operating expenses and a $2.0 million increase in non-interest income, which includes $0.9 million in servicing fee income related to the acquisition of servicing rights during the third quarter of 2026.

Core earnings decreased $6.2 million from the prior quarter due to the same drivers of the decline in net income attributable to common stockholders. The greater decline in core earnings reflects the exclusion of $2.3 million of after-tax fair value gains recognized during the third quarter of 2026 that were included in net income attributable to common stockholders.

Net income attributable to common stockholders increased $6.2 million and core earnings increased $3.0 million year-over-year in the third quarter of 2026. The increase in net income attributable to common stockholders was primarily attributable to a $17.4 million increase in NII and a $3.9 million increase in non-interest income, while the increase in core earnings was primarily driven by a $16.1 million increase in net effective spread ("NES") and a $1.5 million increase in non-interest income. These increases were partially offset by a $4.8 million increase in operating expenses, a $3.7 million increase in provision expense, a $3.0 million increase in preferred stock dividends, and an increase in income tax expense.

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

Table 2

	For the Three Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025
	(in thousands)
Net interest income	$115,924	$118,075	$98,477
Net interest yield %	1.16%	1.24%	1.18%
Net effective spread	$113,886	$117,438	$97,769
Net effective spread %	1.16%	1.26%	1.20%

The sequential decreases of $2.2 million, or 8 basis points, and $3.6 million, or 10 basis points, in NII and NES, respectively, for the third quarter 2026 were primarily attributable to a nonrecurring event that favorably impacted interest income during the second quarter of 2026. Specifically, during the second quarter of 2026, we recorded $7.4 million, or 8 basis points, of previously unrecognized interest through resolution of a defaulted asset within our Corporate AgFinance segment. After accounting for the one-time benefit from the collection of interest in the prior quarter, NES declined 2 basis points sequentially which primarily reflects the impact of seasonally higher non-accruing loans in Farm & Ranch as well as business volume mix with higher AgVantage average balances during the quarter.

The year-over-year increases of $17.4 million in NII and $16.1 million in NES were both primarily driven by the effects of net volume growth across all portfolios. Yields were modestly lower year-over-year, with NII yield declining 2 basis points and NES yield declining 4 basis points, driven by portfolio mix, as growth in average interest-earning assets included a meaningful contribution from lower-yielding AgVantage Securities.

See MD&A—Use of Non-GAAP Measures for more information about our use of NES as a financial measure and Table 9 in MD&A—Results of Operations—Net Interest Income for a reconciliation of NII to NES.

Business Volume

Our outstanding business volume was $38.5 billion as of September 30, 2026, a net increase of $1.3 billion from June 30, 2026 after taking into account all new business, maturities, sales, and paydowns on existing assets.The net increase reflected $2.7 billion of new volume during the quarter, approximately $0.3 billion of additional loans serviced for others through the acquisition of servicing rights, and $1.7 billion of scheduled maturities and repayments. The increase reflected growth across multiple lines of business and was led by Infrastructure Finance, where net outstanding business volume increased by approximately $0.9 billion during the quarter. The Renewable Energy segment represented the largest contributor to growth within Infrastructure Finance and was a significant driver of the overall increase in outstanding business volume. For more information about our business volume, see MD&A—Results of Operations—Business Volume.

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

Our allowance for losses totaled $48.3 million at September 30, 2026, an increase of $10.5 million from $37.8 million at December 31, 2025. The increase in allowance for losses is primarily due to a $20.8 million provision expense offset by $10.2 million in charge-offs, net of recoveries during the nine months ended September 30, 2026. The provision expense reflected new business volume growth across all segments, portfolio credit migration, and updated loss estimates associated with a single telecommunications credit within our Broadband Infrastructure segment. Net charge-offs during the period were primarily attributable to that single credit, which reflects our revised expectation that the full contractual unpaid principal balance will not be collected following the borrower filing for bankruptcy.

For more information about our allowance for losses, see Note 4—Loans to the consolidated financial statements and MD&A—Results of Operations.

The following table presents Agricultural Finance Mortgage Loans and Infrastructure Finance loans classified as substandard, in dollars and as a percentage of the respective portfolio as of September 30, 2026 and December 31, 2025:

Table 3

	As of September 30, 2026		As of December 31, 2025
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
Agricultural Finance	$694,413	4.6%	$494,217	3.5%
Infrastructure Finance	102,271	1.0%	75,546	1.0%
Total	$796,684		$569,763

Total substandard assets increased $226.9 million from December 31, 2025 to September 30, 2026 primarily driven by credit downgrades in both the Agricultural Finance and Infrastructure Finance lines of business. The amount of substandard assets as a percentage of the portfolio increased from 3.5% at December 31, 2025 to 4.6% at September 30, 2026 for Agricultural Finance Mortgage Loans and remained at 1.0% at both December 31, 2025 and September 30, 2026 for Infrastructure Finance.

The following table presents 90-day delinquency rates for our Agricultural Finance Mortgage Loans and Infrastructure Finance loans, in dollars and as a percentage of total outstanding business volume as of September 30, 2026 and December 31, 2025:

Table 4

	As of September 30, 2026		As of December 31, 2025
	90-Day Delinquencies	% of Total Outstanding Volume	90-Day Delinquencies	% of Total Outstanding Volume
	(dollars in thousands)
Agricultural Finance	$205,988	0.54%	$132,550	0.40%
Infrastructure Finance	—	—%	—	—%
Total	$205,988	0.54%	$132,550	0.40%

Across all of our lines of business, 90-day delinquency rates increased from fourth quarter 2025 to third quarter 2026, consistent with the seasonal increase in delinquencies typically observed in the third quarter due in part to the timing of semi-annual and quarterly payment due dates.

For more details on credit risk management and credit quality indicators, see MD&A—Risk Management—Credit Risk—Loans and Guarantees.

Use of Non-GAAP Measures

We use "non-GAAP measures" in our analysis of financial information. Non-GAAP measures represent measures of financial performance that are not presented in accordance with GAAP. Specifically, we use the following non-GAAP measures: (1) "core earnings," (2) "core earnings per common share," and (3) "net effective spread," in both dollars and percentage yield. In our view, these non-GAAP measures are useful alternative measures in understanding our economic performance, transaction economics, and business trends.

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

Table 5

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	September 30, 2026	September 30, 2025
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$54,876	$48,700
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 11)	1,908	882
Gains/(losses) on hedging activities due to fair value changes	2,250	(137)
Unrealized losses on trading securities	(97)	(4)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value(1)	26	26
Net effects of terminations or net settlements on financial derivatives	(1,182)	(1,934)
Income tax effect related to reconciling items	(610)	245
Sub-total	2,295	(922)
Core earnings	$52,581	$49,622

Composition of Core Earnings:
Revenues:
Net effective spread(2)	$113,886	$97,769
Guarantee and commitment fees(3)	6,998	6,132
Other(4)	1,849	1,185
Total revenues	122,733	105,086

Credit related expense (GAAP):
Provision for losses	11,069	7,433
Other credit related expense	385	—
Total credit related expense	11,454	7,433

Operating expenses (GAAP):
Compensation and employee benefits	20,617	17,743
General and administrative	13,150	11,052
Regulatory fees	863	1,000
Total operating expenses	34,630	29,795

Net earnings	76,649	67,858
Income tax expense(5)	14,733	11,933
Preferred stock dividends (GAAP)	9,335	6,303
Core earnings	$52,581	$49,622

Core EPS:
Basic	$4.84	$4.54
Diluted	$4.82	$4.52
Weighted-average shares:
Basic	10,853	10,934
Diluted	10,909	10,972
(1)Reflects the amortization recorded during the reporting period on those assets for which the premium, discount, or deferred gain was a result of consolidation accounting rather than a cash transaction.
(2)NES is a non-GAAP measure. See MD&A—Use of Non-GAAP Measures—Net Effective Spread for more information and Table 9 for a reconciliation of NII to NES.
(3)Includes NII of $0.8 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, related to consolidated trusts owned by third parties reclassified from net interest income to guarantee and commitment fees.

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

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$165,585	$141,855
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 11)	1,413	(2,330)
Gains on hedging activities due to fair value changes	3,501	3,671
Unrealized gains/(losses) on trading securities	15	(60)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value(1)	96	79
Net effects of terminations or net settlements on financial derivatives	(1,864)	(2,749)
Income tax effect related to reconciling items	(664)	291
Sub-total	2,497	(1,098)
Core earnings	$163,088	$142,953

Composition of Core Earnings:
Revenues:
Net effective spread(2)	$333,323	$281,652
Guarantee and commitment fees(3)	20,757	17,494
Other(4)	3,776	3,242
Total revenues	357,856	302,388

Credit related expense (GAAP):
Provision for losses	23,265	16,828
Other credit related expense/(income)	755	129
Total credit related expense	24,020	16,957

Operating expenses (GAAP):
Compensation and employee benefits	65,580	53,126
General and administrative	36,003	32,669
Regulatory fees	2,588	3,000
Total operating expenses	104,171	88,795

Net earnings	229,665	196,636
Income tax expense(5)	41,877	36,047
Preferred stock dividends (GAAP)	24,700	17,636
Core earnings	$163,088	$142,953

Core EPS:
Basic	$15.03	$13.09
Diluted	$14.96	$13.03
Weighted-average shares:
Basic	10,849	10,921
Diluted	10,905	10,973
(1)Reflects the amortization recorded during the reporting period on those assets for which the premium, discount, or deferred gain was a result of consolidation accounting rather than a cash transaction.
(2)NES is a non-GAAP measure. See MD&A—Use of Non-GAAP Measures—Net Effective Spread for more information and Table 9 for a reconciliation of NII to NES.

(3)Includes NII of $2.7 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively, related to consolidated trusts owned by third parties reclassified from net interest income to guarantee and commitment fees.
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
(5)Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings.

Table 6

Reconciliation of GAAP Basic EPS to Core Earnings - Basic EPS
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands, except per share amounts)
GAAP - Basic EPS	$5.06	$4.45	$15.26	$12.99
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 11)	0.18	0.08	0.13	(0.21)
Gains/(losses) on hedging activities due to fair value changes	0.21	(0.01)	0.32	0.33
Unrealized losses on trading securities	(0.01)	—	—	(0.01)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	(0.10)	(0.18)	(0.17)	(0.25)
Income tax effect related to reconciling items	(0.06)	0.02	(0.06)	0.03
Sub-total	0.22	(0.09)	0.23	(0.10)
Core Earnings - Basic EPS	$4.84	$4.54	$15.03	$13.09

Shares used in per share calculation (GAAP and Core Earnings)	10,853	10,934	10,849	10,921

Reconciliation of GAAP Diluted EPS to Core Earnings - Diluted EPS
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$5.03	$4.44	$15.18	$12.93
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 11)	0.17	0.08	0.13	(0.21)
Gains/(losses) on hedging activities due to fair value changes	0.21	(0.01)	0.32	0.33
Unrealized losses on trading securities	(0.01)	—	—	(0.01)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	(0.10)	(0.17)	(0.17)	(0.25)
Income tax effect related to reconciling items	(0.06)	0.02	(0.07)	0.03
Sub-total	0.21	(0.08)	0.22	(0.10)
Core Earnings - Diluted EPS	$4.82	$4.52	$14.96	$13.03

Shares used in per share calculation (GAAP and Core Earnings)	10,909	10,972	10,905	10,973

The following sections provide more detail about specific components of our results of operations.

Net Interest Income. The following tables provide information about interest-earning assets and funding, composition of changes in NII due to rate and volume, and a reconciliation of NII to NES for the three and nine months ended September 30, 2026 and 2025. See MD&A—Use of Non-GAAP Measures—Net Effective Spread for more information about differences between NII and NES. Our interest-earning assets include:

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

Table 7

	For the Three Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Liquidity investments	$8,554,331	$89,049	4.16%	$7,979,459	$93,398	4.68%
Program Assets	31,381,586	383,443	4.89%	25,396,929	321,943	5.07%
Total interest-earning assets	39,935,917	472,492	4.73%	33,376,388	415,341	4.98%
Funding:
Total interest-bearing liabilities	37,391,610	356,568	3.75%	31,249,755	316,864	4.06%
Net non-interest-bearing funding	2,544,307	—		2,126,633	—
Total funding	39,935,917	356,568	3.52%	33,376,388	316,864	3.80%
Net interest income/yield	$39,935,917	$115,924	1.16%	$33,376,388	$98,477	1.18%

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Liquidity investments	$8,322,304	$258,748	4.15%	$7,578,282	$265,691	4.67%
Program Assets	29,687,916	1,079,965	4.85%	24,912,873	930,086	4.98%
Total interest-earning assets	38,010,220	1,338,713	4.70%	32,491,155	1,195,777	4.91%
Funding:
Total interest-bearing liabilities	35,627,515	1,003,318	3.75%	30,371,317	909,564	3.99%
Net non-interest-bearing funding	2,382,705	—		2,119,838	—
Total funding	38,010,220	1,003,318	3.52%	32,491,155	909,564	3.73%
Net interest income/yield	$38,010,220	$335,395	1.18%	$32,491,155	$286,213	1.17%

Table 8

	For the Nine Months Ended September 30, 2026 Compared to Same Period in 2025
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Liquidity investments	$(25,474)	$18,531	$(6,943)
Program Assets	(24,362)	174,240	149,878
Total	(49,836)	192,771	142,935
Expense from other interest-bearing liabilities	(56,675)	150,428	93,753
Change in net interest income	$6,839	$42,343	$49,182

Table 9

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income	$115,924	1.16%	$98,477	1.18%	$335,395	1.18%	$286,213	1.17%
Net effects of single-class consolidated trusts	(779)	0.01%	(1,102)	0.02%	(2,732)	0.01%	(3,100)	0.02%
Expense related to undesignated financial derivatives	315	—%	(707)	(0.01)%	1,840	0.01%	(597)	—%
Amortization of premiums/discounts on assets consolidated at fair value	(24)	—%	(23)	—%	(89)	—%	(69)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	700	0.01%	987	0.01%	2,410	0.01%	2,876	0.01%
Fair value changes on fair value hedge relationships	(2,250)	(0.02)%	137	—%	(3,501)	(0.02)%	(3,671)	(0.01)%
Net effective spread	$113,886	1.16%	$97,769	1.20%	$333,323	1.19%	$281,652	1.19%

The $17.4 million and $16.1 million year-over-year increase in NII and NES, respectively, for the third quarter 2026 compared to the third quarter 2025 were largely driven by net new business volume in Renewable Energy and Farm & Ranch.

The $49.2 million and $51.7 million year-over-year increases in NII and NES, respectively, for the nine months ended September 30, 2026 compared to the same period in the prior year, were largely driven by net new business volume in Renewable Energy and Farm & Ranch, in addition to the impact of collecting $7.4 million of default interest recognized in second quarter 2026.

See Note 9—Business Segments to the consolidated financial statements for more information about NII and NES from our business segments. See MD&A—Supplemental Information for quarterly NES by line of business.

Provision for Losses. The following table summarizes the Provision for Losses for the three and nine months ended September 30, 2026 and 2025:

Table 10

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2026	September 30, 2025	$	%	September 30, 2026	September 30, 2025	$	%
(dollars in thousands)
Provision for losses	$(11,069)	$(7,433)	$(3,636)	49%	$(23,265)	$(16,828)	$(6,437)	38%

During the third quarter 2026, we recorded an $11.1 million net provision for losses primarily attributable to two factors. Approximately $5.0 million relates to reserves established on new loan purchase volume during the quarter. In addition, we recorded a $4.4 million provision on a single telecommunications credit within our Broadband Infrastructure segment. For additional information, see Note 4—Loans to the consolidated financial statements and MD&A—Risk Management—Credit Risk—Loans and Guarantees.

Gains/(losses) on financial derivatives. The components of gains and losses on financial derivatives for the three and nine months ended September 30, 2026 and 2025 are summarized in the following table:

Table 11

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2026	September 30, 2025	$	%	September 30, 2026	September 30, 2025	$	%
	(dollars in thousands)
Gains/(losses) on undesignated financial derivatives due to fair value changes	$1,908	$882	$1,026	116%	$1,413	$(2,330)	$3,743	(161)%
Accrual of contractual payments	315	(707)	1,022	(145)%	1,840	(597)	2,437	(408)%
(Losses)/gains due to terminations or net settlements	(708)	(1,237)	529	(43)%	(374)	(691)	317	(46)%
Gains/(losses) on financial derivatives	1,515	$(1,062)	$2,577	(243)%	$2,879	$(3,618)	$6,497	(180)%

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

Operating Expenses. The following table summarizes components of operating expenses for the three and nine months ended September 30, 2026 and 2025:

Table 12

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2026	September 30, 2025	$	%	September 30, 2026	September 30, 2025	$	%
	(dollars in thousands)
Compensation and employee benefits	$20,617	$17,743	$2,874	16%	$65,580	$53,126	$12,454	23%
General and administrative	13,150	11,052	2,098	19%	36,003	32,669	3,334	10%
Regulatory fees	863	1,000	(137)	(14)%	2,588	3,000	(412)	(14)%
Total Operating Expenses	$34,630	$29,795	$4,835	16%	$104,171	$88,795	$15,376	17%

The year-over-year increase in compensation and employee benefits expenses for the three and nine months ended September 30, 2026 was driven by increased headcount, higher bonus accruals associated with strong financial performance, and the timing of compensation expense recognition within 2026.

The year-over-year increase in general and administrative expenses for the three and nine months ended September 30, 2026 was primarily attributable to higher consulting and licensing costs.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three and nine months ended September 30, 2026 and 2025:

Table 13

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2026	September 30, 2025	$	%	September 30, 2026	September 30, 2025	$	%
	(dollars in thousands)
Income tax expense	$15,344	$11,687	$3,657	31%	$42,541	$35,755	$6,786	19%
Effective tax rate	19.3%	17.5%		1.8%	18.3%	18.3%		—%

The year-over-year increase in income tax expense for the three and nine months ended September 30, 2026 was primarily attributable to increased taxable income in 2026. The changes in our effective tax rate are impacted by the volume of purchases of renewable energy investment tax credits. During the three and nine months ended September 30, 2026, we purchased $11.0 million and $77.4 million, respectively, of renewable energy investment tax credits at prices ranging from approximately $0.91 to $0.93 per $1.00 of credit, resulting in a tax benefit of $1.0 million and $7.3 million, respectively. During the three and nine months ended September 30, 2025, we purchased $24.2 million and $59.8 million, respectively, of renewable energy investment tax credits at prices ranging from approximately $0.91 to $0.94 per $1.00 of credit, resulting in a tax benefit of $1.5 million and $4.7 million, respectively, for the three and nine months ended September 30, 2025. All of the renewable energy investment tax credits purchased are with projects that have been placed into service.

Business Volume. The following table presents our outstanding volume in each line of business as of the dates indicated:

Table 14

Outstanding Business Volume
	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans and other securities	$9,546,418	$8,492,788
AgVantage Securities	5,670,000	4,270,000
USDA Securities	2,557,882	2,443,432
Unfunded commitments & guarantees	3,879,886	3,977,136
Loans serviced for others	631,392	381,560
Total Farm & Ranch	$22,285,578	$19,564,916
Corporate AgFinance:
Loans and other securities	$1,526,246	$1,460,691
AgVantage Securities	326,802	190,977
Unfunded commitments & guarantees	290,689	298,868
Total Corporate AgFinance	$2,143,737	$1,950,536
Total Agricultural Finance	$24,429,315	$21,515,452
Infrastructure Finance:
Power & Utilities:
Loans and other securities	$4,234,230	$3,548,523
AgVantage Securities	3,863,702	3,967,154
Unfunded commitments & guarantees	333,312	344,945
Total Power & Utilities	$8,431,244	$7,860,622
Broadband Infrastructure:
Loans and other securities	$1,282,466	$1,009,890
Unfunded commitments & guarantees	738,263	522,316
Total Broadband Infrastructure	$2,020,729	$1,532,206
Renewable Energy:
Loans and other securities	$2,942,950	$2,202,668
Unfunded commitments & guarantees	651,500	240,621
Total Renewable Energy	$3,594,450	$2,443,289
Total Infrastructure Finance	$14,046,423	$11,836,117
Total	$38,475,738	$33,351,569

The following table presents the net growth or decrease in our lines of business for the three and nine months ended September 30, 2026 and 2025:

Table 15

Net New Business Volume
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)
	(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans and other securities	$186,415	$214,414	$1,053,630	$666,914
AgVantage Securities	(70,000)	(240,000)	1,400,000	(975,000)
USDA Securities	27,522	(15,064)	114,450	41,160
Unfunded commitments & guarantees	(123,823)	73,864	(97,250)	(4,301)
Loans serviced for others	277,642	(32,364)	249,832	(116,986)
Total Farm & Ranch	$297,756	$850	$2,720,662	$(388,213)
Corporate AgFinance:
Loans and other securities	$13,287	$1,802	$65,555	$70,724
AgVantage Securities	23,189	(57,377)	135,825	(77,736)
Unfunded commitments & guarantees	24,499	(6,720)	(8,179)	10,535
Total Corporate AgFinance	$60,975	$(62,295)	$193,201	$3,523
Total Agricultural Finance	$358,731	$(61,445)	$2,913,863	$(384,690)
Infrastructure Finance:
Power & Utilities:
Loans and other securities	$207,608	$174,380	$685,707	$450,600
AgVantage Securities	(41,401)	(42,764)	(103,452)	212,942
Unfunded commitments & guarantees	(1,602)	(5,453)	(11,633)	(46,391)
Total Power & Utilities	$164,605	$126,163	$570,622	$617,151
Broadband Infrastructure:
Loans and other securities	$55,239	$68,839	$272,576	$195,380
Unfunded commitments & guarantees	113,588	55,817	215,947	301,251
Total Broadband Infrastructure	$168,827	$124,656	$488,523	$496,631
Renewable Energy:
Loans and other securities	$377,927	$420,405	$740,282	$727,817
Unfunded commitments & guarantees	208,510	(77,876)	410,879	139,223
Total Renewable Energy	$586,437	$342,529	$1,151,161	$867,040
Total Infrastructure Finance	$919,869	$593,348	$2,210,306	$1,980,822
Total	$1,278,600	$531,903	$5,124,169	$1,596,132

Our outstanding business volume was $38.5 billion as of September 30, 2026, a net increase of $1.3 billion from June 30, 2026.

The increase in outstanding business volume during the third quarter of 2026 was attributable to a $0.4 billion increase in the Agricultural Finance portfolio and a $0.9 billion increase in the Infrastructure Finance portfolio.

The increase in the Agricultural Finance portfolio during the third quarter of 2026 primarily consisted of a $0.3 billion increase in Farm & Ranch, largely due to net growth in loans serviced for others and loans and other securities. The increase in loans serviced for others is attributable to the acquisition of servicing rights related to approximately $280 million in loans owned by third-parties during the third quarter of 2026. The $186.4 million net increase in Farm & Ranch loans and other securities was driven by $551.0 million in loan purchases, partially offset by $362.3 million in principal repayments during the quarter.

The $0.9 billion increase in the Infrastructure Finance portfolio was comprised of a $0.2 billion increase in Power & Utilities, a $0.2 billion increase in Broadband Infrastructure, and a $0.6 billion increase in Renewable Energy. The increase in Renewable Energy was primarily driven by $0.4 billion in new loan purchases and $0.6 billion in unfunded commitments, partially offset by $0.4 billion in principal repayments during the quarter.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage Securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of September 30, 2026:

Table 16

Schedule of Principal Amortization as of September 30, 2026
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2026	$248,506	$146,047	$39,234	$433,787
2027	1,150,340	702,903	125,393	1,978,636
2028	1,484,969	643,602	121,559	2,250,130
2029	1,578,486	724,828	124,175	2,427,489
2030	1,643,680	572,751	128,558	2,344,989
Thereafter	13,353,728	2,936,599	2,185,883	18,476,210
Total	$19,459,709	$5,726,730	$2,724,802	$27,911,241

Of the $38.5 billion outstanding business volume as of September 30, 2026, $9.9 billion were AgVantage Securities included in the Agricultural Finance and Infrastructure Finance lines of business. Unlike business volume from our other products, most AgVantage Securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. Changes in periodic AgVantage Securities volume are primarily driven by the larger transaction size typical for that product, scheduled maturity amounts for a particular period, the liquidity needs of our AgVantage counterparties, and changes in the pricing and availability of wholesale funding from other sources. Based on these factors, we expect business volumes in AgVantage Securities to continue to fluctuate. The following table summarizes by maturity date the outstanding principal amount of AgVantage Securities as of September 30, 2026:

Table 17

AgVantage Security Balances by Year of Maturity
As of
September 30, 2026
(in thousands)
2026	$520,992
2027	1,198,116
2028	1,073,145
2029	1,446,059
2030	2,010,281
Thereafter(1)	3,611,911
Total	$9,860,504
(1)Includes various maturities ranging from 2031 to 2055.

The weighted-average remaining maturity of the outstanding AgVantage Securities shown in the table above was 5.5 years as of September 30, 2026.

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

Several factors continue to influence our business volume growth dynamics. The Farm & Ranch portfolio contains a significant share of legacy low‑rate loans which, when combined with increased rate volatility in the third quarter, are expected to keep prepayment rates at or below historical norms in the near term. Also, a tightening agricultural economy is creating the need for more liquidity and working capital for borrowers managing through this agricultural cycle contributing to strong Farm & Ranch loan purchase portfolio growth during third quarter of 2026. We anticipate this growth to persist throughout the rest of 2026. Opportunities for future business volume growth continue to include our potential role in alleviating liquidity, capital, competitiveness, and return-on-equity challenges faced by lenders. In 2026, there has been an increase in Farm & Ranch business volume from lending institutions seeking capital and liquidity relief, highlighting the value our secondary market services bring to the industry. We experienced an increase in wholesale finance volume during the first half of 2026, driven by financings drawn from numerous AgVantage facilities, including a large issuance from a facility put in place in late 2025 with a new counterparty. Future wholesale finance growth will likely be influenced by market interest rates and credit spreads, overall economic conditions and loan growth opportunities, and the relative value of our product versus the broader market. Continued strong interest in data centers, broadband expansion, and constructing and completing renewable energy projects to bring new power capacity to market, along with the overall need for energy generation and transmission capacity for rural America, provided significant opportunities for Infrastructure Finance during third quarter of 2026. We expect these opportunities to persist for the remainder of the year and into 2027.

Operations

We anticipate ongoing increases in operating expenses over the next several years, aligned with our planned expansion of investments in technology, business infrastructure, and human capital. We have completed the initial phase of certain of these investments, including the implementation of the Farmer Mac Loan Exchange (FLX), and expect to continue investing in capabilities designed to enhance capacity and efficiency in support of market growth opportunities and long-term strategic objectives. FLX enhances business efficiency by providing a single process and information stream for loan purchases in the Farm & Ranch line of business. By investing in infrastructure and business platforms, we aim to leverage these capabilities to drive more efficiency, enhance the customer experience, and expand the services we can provide across the markets we serve. These initiatives are expected to improve product delivery, business operations, and scalability and better position us to capitalize on future market opportunities as our portfolio and earnings grow.

Another focus of our planned infrastructure investments is a continued effort to expand our servicing capabilities and to enhance the efficiency of processes associated with loan onboarding and servicing. We expect to continue to leverage technology enhancements and servicing standardization efforts to drive scalability and consistency. Our acquisition of loan servicing rights during the third quarter reflects our ability to opportunistically utilize this infrastructure and expand our servicing activities. We plan to implement technology enhancements and process re-engineering over the next several years to continue to incorporate servicing platform optimization and to provide flexibility in accessing loan portfolio information, increase standardization of data and processing, and streamline operational workflows.

Agricultural Finance Industry Outlook

Farm Incomes

The farm profitability outlook for 2026 remains varied. Following a 22% increase in total net cash farm income in 2025, the USDA’s September 2026 forecast shows U.S. farm incomes rising modestly this year relative to last year. The increase in 2026 farm incomes is due in part to surging government payments, which the USDA currently projects will reach record levels this year. The total for 2026 could eventually surpass the current USDA forecast as the USDA announced a Harvest Fuel Relief (HFR) program in October. HFR was announced as $8 billion in additional payments to agricultural producers in 2026 to help offset the impact of elevated energy prices this year. Details about the program, including timing of funds and who is eligible, have yet to be released. Beyond government payments, the projected increase in overall farm incomes obscures a bifurcation across agricultural sectors. Namely, crop producers face headwinds from volatile commodity prices and elevated input costs that have compressed margins, while livestock producers are expected to benefit again in 2026 from robust consumer and export demand, falling feed costs, and continued herd contraction. Shifts in the outlook for trade could have a meaningful impact on commodity prices and farm incomes. The current USDA forecast shows U.S. agricultural exports increasing modestly in 2026.

Global energy prices spiked in first quarter 2026 and remained volatile through third quarter 2026 due to events in the Middle East. The disruption of Middle East energy flows corresponded with an increase in fuel, fertilizer, and many agricultural commodity prices. Prices remained volatile for numerous agricultural inputs and commodities in the third quarter 2026 as a result of the market and supply chain disruptions. Ultimately, agricultural profitability levels will likely be dependent on individual marketing and risk management plans throughout the growing season.

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

Land Values

Farmland value growth rates slowed in 2026 but remained positive across the U.S. USDA land value survey data show a 3.4% increase in average farm real estate values from June 2025 to June 2026. Annual farm real estate value gains were highest across the Southeast (4.3%) and Southern Plains (4.2%), while values increased more modestly in the Northern Plains (3.8%), the Corn Belt (3.5%), and the Pacific States (2.8%).

Farmland transaction data show farmland sales prices moving higher in 2026. The Farmer Mac Farmland Price Index Powered by AcreValue® rose 5% in second quarter 2026 relative to the same period in 2025. Basing this index on actual farmland transactions can lead to greater volatility, as many economic factors affecting land markets are highly localized and some markets may experience greater volatility in farmland values than state or national averages indicate. Based on our robust collateral underwriting standards, we believe that our loan collateral is well-positioned to endure reasonably foreseeable volatility in farmland values that could result from external factors.

Markets and Weather

Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. Some of the external market conditions that have affected, and could continue to adversely affect, the farm and food sectors in 2026 include foreign trade and trade policy, supply chain disruptions, and weather and environmental conditions. New World Screwworm (NWS) emerged as a concern in 2026, prompting USDA to expand sterile fly production. By the third quarter, declining cases allowed a partial reopening of the U.S.-Mexico border to live cattle trade. Further containment could support continued normalization of U.S.-Mexico beef trade.

Water availability is a perennial concern for many agricultural producers. Drought conditions increased modestly in intensity and prevalence in third quarter 2026, largely across several southern, southwestern, and southeastern states. The ongoing implementation of groundwater management regulation, especially in California, continues to influence land values in many regions of the state. We work closely with water consultants and collateral valuation professionals to identify properties influenced by changing water availability. For loans in areas that commonly experience exceptional drought (primarily in California), our underwriting standards include an assessment of anticipated long-term water availability for the related property and how water availability impacts the collateral value and the borrower's liquidity position to mitigate that risk.

Agricultural Processing and Food Supply Chain

The production of food, feed, fiber, and biofuels has generally been economically viable during the past few years, but economic factors continue to evolve into 2026. Biofuels have gained demand due to low-carbon regulations in several states and incremental tax benefits for the production of renewable diesel and sustainable aviation fuel. A spike in energy prices in 2026 also likely contributed to higher margins for some biofuel producers. Ethanol profit margins, for example, were approximately twice as high through the first three quarters of 2026 relative to the same period in 2025 according to estimates from Iowa State University. However, the durability of elevated energy prices remains unclear and volatility remains elevated in both biofuel markets and the broader energy sector. A large number of planned biofuel projects and new facilities for 2026 and 2027 could provide support for raw materials such as corn and soybeans, but markets for these fuels are nascent and could evolve or erode rapidly in the coming quarters. Trade policy uncertainty, labor availability, changes to consumer demand due to health policy and pharmaceuticals (e.g., GLP-1 class drugs), and a high risk of global economic stress could pose challenges for these sectors through 2026 and into 2027. Still, consumer spending held steady throughout 2025 and into this year, providing stable conditions for value-added food, feed, fiber, and biofuel consumption. Consumer demand is expected to continue generating both tailwinds and headwinds for food processors and agribusinesses in 2026, as shifting preferences around nutrition, protein consumption, wellness, and discretionary spending continue to influence purchasing behavior and market opportunities.

Infrastructure Finance Industry Outlook

Power & Utilities

Economic conditions affecting rural power and electricity markets typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers continued climbing in 2026, with an annual increase in sales of 1.9% and an increase in revenue of 6.4%, respectively, in the last 12 months through July 2026 compared to July 2025. This increase was the result of higher commercial electricity sales combined with a sizable increase in average prices paid for electricity relative to the previous year. Electricity demand was consistently strong in 2025 and into 2026, and power producers are continuing to invest in more capacity to meet the rising demand from consumers and data centers. Continued geopolitical uncertainty in the Middle East and Eastern Europe have led to higher energy price volatility, but power producers are generally able to pass higher input costs through to retail electricity prices, as evidenced by higher retail electricity prices in 2025 and 2026. Credit demand for electric cooperatives will likely be tied to ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure. These growth opportunities may be affected by the demand for electric power in rural areas, increased power demand from regional data centers, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Generally, these investments are expected to continue at or above historical levels based on the replacement and modernization of existing and new infrastructure, as well as increasing demand for electricity across the spectrum of residential, commercial, and industrial customers.

Renewable Energy

Investment in renewable energy generation and deployment of energy storage technologies in the last five years deepened our relationships with existing customers through new business opportunities. According to data from the U.S. Energy Information Administration, renewable energy net generation grew by 52% in the last five years, compared to a 1% decline in non-renewable electricity net generation. The volatile cost of fossil fuel-based inputs, combined with policy initiatives and the falling costs of renewable power generation, influenced this change in generation capacity. In response to this expansion, we have hired industry-specialized staff and deployed new financing products tailored to the renewable energy sector, which represents a rapidly developing market opportunity for us.

Changes to tax policy may alter the trajectory and velocity of investments in U.S. renewable energy. H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" signed into law on July 4, 2025, phases out tax credits that have been routinely used to support renewable power project investments. As these tax credits phase out, new power projects are still likely to be financed, but the marginal costs of electricity generation may be higher without subsidies. Increased political and policy uncertainty and higher cost structures could decrease the overall renewable power investment market growth velocity over the next five years. Wood Mackenzie estimates U.S. solar installations dropped 14% in 2025 relative to the total gigawatts installed in 2024. At the same time, Wood Mackenzie’s forecast for utility-scale solar deployments over the next decade in third quarter 2026 was nearly unchanged from the third quarter 2025 forecast. This underscores expectations for a continued robust solar energy development in the U.S., even after accounting for the tax credit phaseout, in response to rising energy demand. We expect to continue to participate in renewable energy power project finance transactions for both new projects and refinancing opportunities of existing projects.

As of September 30, 2026, we have utilized the majority of our remaining capacity to use renewable energy investment tax credits to carry back to the prior three years' federal corporate income tax liability, however, we will continue to pursue opportunities to purchase renewable energy investment tax credits to apply to the current tax year and future tax years to the extent possible. We focus on purchasing renewable energy investment tax credits for projects in rural areas or associated with agriculture, such as credits generated through the production of cleaner transportation fuels. Under H.R. 1's phase-outs of future renewable energy investment tax credits, projects eligible for renewable energy investment tax credits generally must be placed in service by December 31, 2027 unless construction began by July 4, 2026.

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

Balance Sheet Review

The following table summarizes our balance sheet as of the periods indicated:

Table 19

	As of		Change
	September 30, 2026	December 31, 2025	$	%
	(in thousands)
Assets
Cash and cash equivalents	$991,445	$931,067	$60,378	6%
Investment securities	19,380,891	17,550,379	1,830,512	10%
Loans, net of allowance	16,643,942	13,840,378	2,803,564	20%
Loans held in trusts	2,223,569	2,480,898	(257,329)	(10)%
Other	781,539	567,435	214,104	38%
Total assets	$40,021,386	$35,370,157	$4,651,229	13%
Liabilities
Notes Payable	$35,416,101	$30,822,570	$4,593,531	15%
Debt securities of consolidated trusts held by third parties	2,115,699	2,365,435	(249,736)	(11)%
Other	646,941	463,203	183,738	40%
Total liabilities	$38,178,741	$33,651,208	$4,527,533	13%
Total equity	1,842,645	1,718,949	123,696	7%
Total liabilities and equity	$40,021,386	$35,370,157	$4,651,229	13%

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

Agricultural Finance - Direct Credit Exposure

Our direct credit exposure to Agricultural Finance Mortgage Loans as of September 30, 2026 was $15.1 billion across 48 states.

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

Table 20

	As of September 30, 2026
	Agricultural Finance Mortgage Loans by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Farm & Ranch	$12,029,262	$637,768	$584,753	$13,251,783
Corporate AgFinance	1,636,985	70,289	109,660	1,816,934
Agricultural Finance Total	$13,666,247	$708,057	$694,413	15,068,717

Agricultural Finance Mortgage Loans classified as substandard increased $200.2 million to $694.4 million, or 4.6% of the portfolio, as of September 30, 2026 from $494.2 million, or 3.5% of the portfolio, as of December 31, 2025. The increase in substandard assets for Agricultural Finance Mortgage Loans was primarily driven by credit downgrades.

Our 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of September 30, 2026, 90-day delinquencies on Agricultural Finance Mortgage Loans with direct credit exposure were $206.0 million, or 1.37% of the portfolio, an increase from the $139.1 million in 90-day delinquencies, or 0.93% of the portfolio, as of June 30, 2026. The sequential fluctuations in quarter-end delinquency rates presented in the table below are consistent with prior historical trends for which delinquency rates tend to peak in the first and third quarters of the year, based in part on the timing of semi-annual and quarterly payment due dates. While delinquency rates are monitored as an early indicator of credit risk, management believes that the allowance for credit losses appropriately reflects current credit conditions in the portfolio, including the impact of collateral characteristics.

The following table presents historical information about our contractual 90-day delinquencies in the Agricultural Finance Mortgage Loan portfolio compared to the unpaid principal balance of all Agricultural Finance Mortgage Loans to which we have direct credit exposure:

Table 21

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2026	$15,068,717	$205,988	1.37%
June 30, 2026	14,966,531	139,128	0.93%
March 31, 2026	14,385,557	179,817	1.25%
December 31, 2025	14,045,056	132,550	0.94%
September 30, 2025	13,122,678	177,759	1.35%
June 30, 2025	12,836,478	125,868	0.98%
March 31, 2025	12,389,478	159,977	1.29%
December 31, 2024	12,369,477	108,944	0.88%
September 30, 2024	11,466,670	144,407	1.26%

For Farm & Ranch loans, we consider a loan's original loan-to-value ("LTV") ratio as one of many factors in evaluating loss severity. LTV depends on the market value of a property, as determined in accordance with our collateral valuation standards. As of September 30, 2026 and December 31, 2025, the average unpaid principal balances for Farm & Ranch loans outstanding and to which we have direct credit exposure was $862,000 and $836,000, respectively. We calculate the "original LTV" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original LTV ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original LTV ratio for Farm & Ranch mortgage loans purchased during third quarter 2026 was 47%, compared to 50% for loans purchased during third quarter 2025. The weighted-average original LTV ratio for exposure related to on- and off-balance sheet Farm & Ranch mortgage loans was 53% and 52% as of September 30, 2026 and December 31, 2025, respectively. The weighted-average original LTV ratio for 90-day delinquencies for Farm & Ranch loans was 52% and 54% as of September 30, 2026 and December 31, 2025, respectively.

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

Table 22

	As of September 30, 2026
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$835,318	$233,022	$412,613	$115,329	$38,186	$571	$1,635,039
	5.5%	1.5%	2.7%	0.8%	0.3%	—%	10.8%
Southwest	819,842	1,827,592	727,428	109,407	249,448	2,174	3,735,891
	5.4%	12.1%	4.8%	0.7%	1.7%	—%	24.7%
Mid-North	3,233,902	8,687	356,824	69,454	309,615	329	3,978,811
	21.5%	0.1%	2.4%	0.5%	2.1%	—%	26.6%
Mid-South	1,797,442	107,652	1,321,878	55,441	108,144	2,553	3,393,110
	11.9%	0.7%	8.8%	0.4%	0.7%	—%	22.5%
Northeast	301,262	51,307	88,494	14,702	135,200	—	590,965
	2.0%	0.3%	0.6%	0.1%	0.9%	—%	3.9%
Southeast	676,579	373,173	407,872	21,791	255,486	—	1,734,901
	4.5%	2.5%	2.7%	0.1%	1.7%	—%	11.5%
Total	$7,664,345	$2,601,433	$3,315,109	$386,124	$1,096,079	$5,627	$15,068,717
	50.8%	17.2%	22.0%	2.6%	7.4%	—%	100.0%
(1)Geographic regions: Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 23

	As of September 30, 2026
	Agricultural Finance Mortgage Loans Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2016 and prior	$3,857	$10,598	$3,836	$1,132	$15,674	$35,097
2017	—	—	—	—	4,310	4,310
2018	—	—	—	—	—	—
2019	1,687	—	—	—	—	1,687
2020	(65)	—	(22)	—	—	(87)
2021	—	2,336	—	—	16,994	19,330
2022	2,212	—	—	—	455	2,667
2023	(237)	3,060	(59)	—	—	2,764
2024	—	—	—	—	—	—
2025	—	—	—	—	—	—
2026	—	—	—	—	—	—
Total	$7,454	$15,994	$3,755	$1,132	$37,433	$65,768

For more information about the credit quality of our Agricultural Finance Mortgage Loans and the associated allowance for losses please refer to Note 4—Loans to the consolidated financial statements. Activity affecting the allowance for loan losses is discussed in MD&A—Results of Operations—Provision for Losses.

Infrastructure Finance - Direct Credit Exposure

Our direct credit exposure to Infrastructure Finance loans held and loans underlying LTSPCs as of September 30, 2026 was $10.1 billion across 45 states.

As of September 30, 2026 and December 31, 2025, there were no delinquencies in our Infrastructure Finance line of business. Substandard assets within the Infrastructure Finance portfolio increased to $102.3 million as of September 30, 2026 compared to $75.5 million as of December 31, 2025 due to a credit downgrade within the Broadband Infrastructure segment.

The following table disaggregates the Infrastructure Finance loans by portfolio segment and by internally assigned risk ratings:

Table 24

	As of September 30, 2026
	Infrastructure Finance loans by internally assigned risk rating
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Power & Utilities	$4,547,542	$—	$—	$4,547,542
Renewable Energy	3,515,881	65,160	13,409	3,594,450
Broadband Infrastructure	1,871,858	15,009	88,862	1,975,729
Infrastructure Finance Total	$9,935,281	$80,169	$102,271	$10,117,721

For more information about the credit quality of our Infrastructure Finance line of business and the associated allowance for losses please refer to Note 4—Loans to the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, we believe there is little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business. As of September 30, 2026, we had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and do not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, we do not provide an allowance for losses on the USDA portfolio.

Credit Risk – Counterparty Risk. We are exposed to credit risk arising from our business relationships with other institutions, which include:

•issuers of AgVantage Securities;
•approved lenders and servicers; and
•interest rate swap counterparties.

As of September 30, 2026, we have had no credit losses on AgVantage Securities over the life of the program.

The following table provides information about the issuers of AgVantage Securities and the required collateralization levels for those transactions as of September 30, 2026 and December 31, 2025:

Table 25

	As of September 30, 2026		As of December 31, 2025
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,863,702	100%	$3,967,154	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	2,170,000	105%	1,620,000	105%
Other(1)	1,776,802	100% to 125%	790,977	100% to 125%
Total outstanding	$9,860,504		$8,428,131
(1)Consists of AgVantage Securities issued by 11 and 9 different issuers as of September 30, 2026 and December 31, 2025, respectively.

We require many lenders to make representations and warranties about the conformity of Agricultural Finance Mortgage Loans to our standards, the accuracy of provided loan data, and other requirements related to the loans. During the nine months ended September 30, 2026, there have been no breaches of representations and warranties by sellers requiring a seller to cure, replace, or repurchase a loan.

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

The Liquidity and Investment Regulations and our internal policies establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. While the Liquidity and Investment Regulations limit our total credit exposure to any single entity, issuer, or obligor of securities to 10% of our regulatory capital ($196.4 million as of September 30, 2026), our current policy limit is 5% of our regulatory capital ($98.2 million as of September 30, 2026). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although our current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

The following schedule summarizes our MVE and NES sensitivity analysis as of September 30, 2026 and December 31, 2025 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 26

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of September 30, 2026	As of December 31, 2025
+100 basis points	(3.0)%	(2.9)%
-100 basis points	2.2%	3.3%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of September 30, 2026	As of December 31, 2025
+100 basis points	(1.0)%	(1.3)%
-100 basis points	0.3%	2.4%

As of September 30, 2026 and December 31, 2025, we reported a positive effective duration gap of 3.1 months and 3.7 months, respectively. The yield curve increased in 2026, with yields on the 2‑year and 10‑year U.S. Treasury notes rising by approximately 142 and 111 basis points, respectively. These rate movements contributed to a smaller increase in the duration of our funded assets than our liabilities and financial derivatives, thereby narrowing the duration gap.

Financial Derivatives Transactions

The economic effects of financial derivatives are included in our MVE, NES, and duration gap analyses. We enter into interest rate swaps to more closely match the cash flow and duration characteristics of our interest-earning assets with those of our debt.

As of September 30, 2026, we had $30.1 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to approximately thirty years, of which $12.9 billion were pay-fixed interest rate swaps, $16.8 billion were receive-fixed interest rate swaps, and $0.3 billion were basis swaps.

Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as AFS or liabilities to protect against fair value changes in the assets or liabilities related to a benchmark interest rate (e.g. SOFR). Also, certain financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt. All of our interest rate swap transactions are conducted under standard collateralized agreements that limit our potential credit exposure to any counterparty. As of both September 30, 2026 and December 31, 2025, we had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

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

As of September 30, 2026, we held $10.8 billion of floating rate assets in our lines of business and our investment portfolio that reset based on floating rate market indices, such as SOFR. As of September 30, 2026, we had $12.9 billion of pay-fixed interest rate swaps outstanding.

Liquidity and Capital Resources

We regularly access the debt capital markets for funding, and we maintained steady access to the debt capital markets through the third quarter of 2026 and throughout 2025.

Assuming continued access to the debt capital markets, we believe we have sufficient liquidity and capital resources to support our operations for the next 12 months and for the foreseeable future. We have a contingency funding plan to manage unanticipated disruptions in our access to the debt capital markets, which requires us to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, we maintained a monthly average of 260 days of liquidity in the third quarter of 2026 and had 258 days of liquidity as of September 30, 2026.

The following table presents our liquidity investments as of September 30, 2026 and December 31, 2025:

Table 27

	As of September 30, 2026	As of December 31, 2025
	(in thousands)
Cash and cash equivalents	$991,445	$931,067
Investment securities:
Guaranteed by U.S. Government and its agencies	1,938,106	1,940,624
Guaranteed by GSEs	5,385,000	4,909,198
Total	$8,314,551	$7,780,889

The objectives of the liquidity investment portfolio as of September 30, 2026 and December 31, 2025 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity and to support program asset growth.

Capital Requirements. We are subject to the following statutory capital requirements – minimum, critical, and risk-based. We must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of September 30, 2026, we were in compliance with our statutory capital requirements and were classified within "level 1" (the highest compliance level).

Capital

Table 28

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Core capital	$1,910,911	$1,705,567
Capital in excess of minimum capital level required	734,617	677,695

The capital in excess of the minimum capital level required increased from December 31, 2025 to September 30, 2026 primarily reflecting increased equity due to the issuance of preferred stock and net income generated during the period. This increase was partially offset by the capital impact due to growth in on‑balance sheet assets.

In accordance with the FCA's rule on capital planning, our board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of September 30, 2026 and December 31, 2025, our Tier 1 capital ratio was 12.9% and 13.3%, respectively. As of September 30, 2026, we were in compliance with the capital adequacy policy. We expect to continue complying with the FCA's capital planning requirements, including our Tier 1 capital policy, and do not expect such compliance to have a material effect on our operations or financial condition.

See Note 7—Equity to the consolidated financial statements for more information about our capital position.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 31

New Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
			(in thousands)
For the quarter ended:
September 30, 2026	$769,129	$188,634	$263,851	$489,235	$1,028,097	$2,738,946
June 30, 2026	2,509,370	191,248	368,836	415,577	564,851	4,049,882
March 31, 2026	1,710,467	368,345	204,675	367,560	788,665	3,439,712
December 31, 2025	2,204,717	271,100	514,897	560,027	461,613	4,012,354
September 30, 2025	1,069,422	236,940	225,017	262,322	732,888	2,526,589
June 30, 2025	896,499	280,331	185,563	280,350	482,276	2,125,019
March 31, 2025	548,509	270,966	486,961	229,649	301,315	1,837,400
December 31, 2024	1,034,489	313,123	78,018	209,729	496,437	2,131,796
September 30, 2024	776,023	307,325	360,950	187,021	357,659	1,988,978

For the year ended:
December 31, 2025	$4,719,147	$1,059,337	$1,412,438	$1,332,348	$1,978,092	$10,501,362
December 31, 2024	3,175,215	1,199,713	685,471	501,075	1,473,884	7,035,358

Table 32

	Repayments of Assets
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$378,958	$124,494	$61,218	$312,187	$441,660	$1,318,517
Unscheduled	367,690	3,166	38,027	—	—	408,883
September 30, 2026	$746,648	$127,660	$99,245	$312,187	$441,660	$1,727,400

Scheduled	$498,515	$104,856	$26,716	$253,823	$444,605	$1,328,515
Unscheduled	248,374	56,184	51,114	—	—	355,672
June 30, 2026	$746,889	$161,040	$77,830	$253,823	$444,605	$1,684,187

Scheduled	$720,792	$153,348	$50,998	$209,618	$344,187	$1,478,943
Unscheduled	297,604	113,224	38,667	—	—	449,495
March 31, 2026	$1,018,396	$266,572	$89,665	$209,618	$344,187	$1,928,438

Scheduled	$622,740	$167,492	$46,628	$326,918	$301,889	$1,465,667
Unscheduled	206,690	44,300	34,164	—	—	285,154
December 31, 2025	$829,430	$211,792	$80,792	$326,918	$301,889	$1,750,821

Scheduled	$816,531	$202,391	$66,715	$137,666	$390,359	$1,613,662
Unscheduled	216,005	89,015	32,139	—	—	337,159
September 30, 2025	$1,032,536	$291,406	$98,854	$137,666	$390,359	$1,950,821

Scheduled	$513,179	$135,868	$32,388	$80,744	$149,904	$912,083
Unscheduled	190,374	80,303	40,787	—	—	311,464
June 30, 2025	$703,553	$216,171	$73,175	$80,744	$149,904	$1,223,547

Scheduled	$786,956	$169,532	$77,976	$57,279	$109,176	$1,200,919
Unscheduled	258,599	99,776	30,385	—	—	388,760
March 31, 2025	$1,045,555	$269,308	$108,361	$57,279	$109,176	$1,589,679

Scheduled	$41,265	$231,672	$38,003	$52,970	$174,920	$538,830
Unscheduled	120,505	36,526	25,084	—	—	182,115
December 31, 2024	$161,770	$268,198	$63,087	$52,970	$174,920	$720,945

Scheduled	$1,079,136	$239,596	$548,161	$94,513	$138,123	$2,099,529
Unscheduled	117,538	41,842	26,629	—	—	186,009
September 30, 2024	$1,196,674	$281,438	$574,790	$94,513	$138,123	$2,285,538

For the year ended:
Scheduled	$2,739,406	$675,283	$223,707	$602,607	$951,328	$5,192,331
Unscheduled	871,668	313,394	137,475	—	—	1,322,537
December 31, 2025	$3,611,074	$988,677	$361,182	$602,607	$951,328	$6,514,868

Scheduled	$2,274,962	$731,718	$738,497	$199,763	$544,880	$4,489,820
Unscheduled	731,540	267,269	117,178	—	—	1,115,987
December 31, 2024	$3,006,502	$998,987	$855,675	$199,763	$544,880	$5,605,807

Table 33

Outstanding Business Volume
	Agricultural Finance		Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Total
	(in thousands)
As of:
September 30, 2026	$22,285,578	$2,143,737	$8,431,244	$2,020,729	$3,594,450	$38,475,738
June 30, 2026	21,987,822	2,082,762	8,266,639	1,851,902	3,008,013	37,197,138
March 31, 2026	20,240,198	2,052,309	7,975,632	1,690,148	2,887,767	34,846,054
December 31, 2025	19,564,916	1,950,536	7,860,622	1,532,206	2,443,289	33,351,569
September 30, 2025	18,218,755	1,891,228	7,426,517	1,299,097	2,283,565	31,119,162
June 30, 2025	18,217,905	1,953,523	7,300,354	1,174,441	1,941,036	30,587,259
March 31, 2025	18,094,515	1,889,363	7,187,966	974,835	1,608,664	29,755,343
December 31, 2024	18,606,968	1,887,705	6,809,366	802,465	1,416,525	29,523,029
September 30, 2024	18,090,374	1,842,780	6,794,435	645,706	1,095,008	28,468,303

Table 34

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
September 30, 2026	$15,979,068	$3,931,748	$12,039,880	$31,950,696
June 30, 2026	15,897,521	3,839,002	11,434,387	31,170,910
March 31, 2026	14,822,103	3,693,296	10,428,336	28,943,735
December 31, 2025	14,713,472	3,623,574	9,249,077	27,586,123
September 30, 2025	14,600,861	3,529,567	7,724,118	25,854,546
June 30, 2025	14,644,420	3,488,344	7,197,147	25,329,911
March 31, 2025	14,397,557	3,393,642	6,892,411	24,683,610
December 31, 2024	14,356,171	3,370,540	6,815,034	24,541,745
September 30, 2024	14,328,691	3,311,001	6,265,792	23,905,484

The following table presents outstanding Agricultural Finance Mortgage Loans and 90-day delinquencies as of September 30, 2026 by year of origination, geographic region, commodity/collateral type, original LTV ratio, and range in the size of borrower exposure:

Table 35

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of September 30, 2026
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2016 and prior	7%	$1,064,058	$12,243	1.15%
2017	3%	399,244	8,272	2.07%
2018	3%	509,872	9,209	1.81%
2019	4%	638,684	12,673	1.98%
2020	12%	1,767,139	19,019	1.08%
2021	15%	2,322,367	27,193	1.17%
2022	9%	1,417,086	35,443	2.50%
2023	6%	868,038	21,077	2.43%
2024	10%	1,478,975	43,807	2.96%
2025	16%	2,403,356	17,052	0.71%
2026	15%	2,199,898	—	—%
Total	100%	$15,068,717	$205,988	1.37%
By geographic region(2):
Northwest	11%	$1,635,039	$26,471	1.62%
Southwest	25%	3,735,891	97,577	2.61%
Mid-North	26%	3,978,811	56,408	1.42%
Mid-South	22%	3,393,110	11,449	0.34%
Northeast	4%	590,965	7,550	1.28%
Southeast	12%	1,734,901	6,533	0.38%
Total	100%	$15,068,717	$205,988	1.37%
By commodity/collateral type:
Crops	51%	$7,664,345	$92,627	1.21%
Permanent plantings	17%	2,601,433	71,836	2.76%
Livestock	22%	3,315,109	20,335	0.61%
Part-time farm	3%	386,124	12,885	3.34%
Ag. Storage and Processing	7%	1,096,079	8,305	0.76%
Other	—%	5,627	—	—%
Total	100%	$15,068,717	$205,988	1.37%
By original loan-to-value ratio:
Less than 40.00%	17%	$2,500,148	$38,188	1.53%
40.00% to 60.00%	52%	7,883,946	122,458	1.55%
60.01% to 80.00%	24%	3,659,425	37,037	1.01%
80.01% to 100%	—%	22,899	—	—%
Greater than 100%	—%	28,312	—	—%
Enterprise Value(3)	7%	973,987	8,305	0.85%
Total	100%	$15,068,717	$205,988	1.37%
By size of borrower exposure(4):
Less than $1,000,000	24%	$3,594,604	$21,470	0.60%
$1,000,000 to $4,999,999	42%	6,419,254	118,168	1.84%
$5,000,000 to $9,999,999	15%	2,211,926	62,747	2.84%
$10,000,000 to $24,999,999	12%	1,808,086	3,603	0.20%
$25,000,000 and greater	7%	1,034,847	—	—%
Total	100%	$15,068,717	$205,988	1.37%
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

The following table presents our cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance Mortgage Loans as of September 30, 2026 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized credit losses relative to original Agricultural Finance purchases, guarantees, and commitments.

Table 36

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of September 30, 2026
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2016 and prior	$22,955,113	$35,097	0.15%
2017	1,783,163	4,310	0.24%
2018	1,544,774	—	—%
2019	1,765,312	1,687	0.10%
2020	3,394,125	(87)	—%
2021	3,759,066	19,330	0.51%
2022	2,218,950	2,667	0.12%
2023	1,520,273	2,764	0.18%
2024	1,938,672	—	—%
2025	2,803,941	—	—%
2026	2,311,572	—	—%
Total	$45,994,961	$65,768	0.14%
By geographic region(1):
Northwest	$5,393,477	$16,885	0.31%
Southwest	13,910,055	18,118	0.13%
Mid-North	11,391,588	29,437	0.26%
Mid-South	8,030,319	(909)	(0.01)%
Northeast	2,333,776	1,265	0.05%
Southeast	4,935,746	972	0.02%
Total	$45,994,961	$65,768	0.14%
By commodity/collateral type:
Crops	$21,409,706	$7,454	0.03%
Permanent plantings	9,016,750	15,994	0.18%
Livestock	10,483,623	3,755	0.04%
Part-time farm	2,046,924	1,132	0.06%
Ag. Storage and Processing	2,881,098	37,433	1.30%
Other	156,860	—	—%
Total	$45,994,961	$65,768	0.14%
(1)Geographic regions: Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 37

	Net Effective Spread
	Agricultural Finance		Infrastructure Finance			Treasury
	Farm & Ranch	Corporate AgFinance	Power & Utilities	Broadband Infrastructure	Renewable Energy	Funding	Investments	Net Effective Spread
	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield	Dollars Yield
	(dollars in thousands)
For the quarter ended:
September 30, 2026	$39,830	$10,928	$6,865	$7,147	$11,114	$37,053	$949	$113,886
	0.94%	2.38%	0.35%	2.32%	1.63%	0.38%	0.04%	1.16%
June 30, 2026	40,063	16,769	6,962	6,578	10,773	35,229	1,064	117,438
	1.01%	3.76%	0.36%	2.30%	1.72%	0.38%	0.05%	1.26%
March 31, 2026	37,673	8,939	6,491	5,828	9,079	32,647	1,342	101,999
	1.03%	2.05%	0.35%	2.27%	1.59%	0.37%	0.07%	1.16%
December 31, 2025	36,180	8,601	6,159	5,610	8,995	33,694	2,150	101,389
	1.06%	2.07%	0.34%	2.42%	1.74%	0.41%	0.11%	1.22%
September 30, 2025	34,840	9,047	5,910	4,379	7,730	34,777	1,086	97,769
	1.04%	2.16%	0.34%	2.30%	1.75%	0.43%	0.05%	1.20%
June 30, 2025	35,710	8,609	5,636	3,932	6,227	31,668	2,111	93,893
	1.07%	2.07%	0.33%	2.24%	1.68%	0.40%	0.11%	1.19%
March 31, 2025	33,885	8,640	5,329	3,566	5,112	31,604	1,854	89,990
	1.01%	2.09%	0.32%	2.27%	1.55%	0.41%	0.10%	1.17%
December 31, 2024	32,556	7,891	5,059	3,414	4,859	31,242	2,507	87,528
	0.96%	1.95%	0.32%	2.34%	1.76%	0.42%	0.15%	1.16%
September 30, 2024	35,755	6,397	4,785	2,794	3,810	30,912	943	85,396
	1.05%	1.56%	0.30%	2.21%	1.78%	0.42%	0.05%	1.16%

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders (in thousands):

Table 38

	Core Earnings by Quarter Ended
	September 2026	June 2026	March 2026	December 2025	September 2025	June 2025	March 2025	December 2024	September 2024

Revenues:
Net effective spread	$113,886	$117,438	$101,999	$101,389	$97,769	$93,893	$89,990	$87,528	$85,396
Guarantee and commitment fees	6,998	7,044	6,715	6,298	6,132	5,874	5,488	5,086	4,997
Other	1,849	742	1,185	224	1,185	742	1,315	(491)	1,133
Total revenues	122,733	125,224	109,899	107,911	105,086	100,509	96,793	92,123	91,526

Credit related expense/(income):
Provision for/(release of) losses	11,069	7,369	4,827	16,085	7,433	7,812	1,583	3,872	3,258
Other credit related expense/(income)	385	—	370	1,168	—	61	68	—	196
Total credit related expense/(income)	11,454	7,369	5,197	17,253	7,433	7,873	1,651	3,872	3,454

Operating expenses:
Compensation and employee benefits	20,617	23,706	21,257	18,199	17,743	17,631	17,752	15,641	15,237
General and administrative	13,150	11,591	11,262	11,944	11,052	10,859	10,758	12,452	8,625
Regulatory fees	863	862	863	863	1,000	1,000	1,000	1,000	725
Total operating expenses	34,630	36,159	33,382	31,006	29,795	29,490	29,510	29,093	24,587

Net earnings	76,649	81,696	71,320	59,652	67,858	63,146	65,632	59,158	63,485
Income tax expense	14,733	14,856	12,288	12,370	11,933	10,114	14,000	9,938	12,681
Preferred stock dividends	9,335	8,074	7,291	7,286	6,303	5,667	5,666	5,666	5,897
Core earnings	$52,581	$58,766	$51,741	$39,996	$49,622	$47,365	$45,966	$43,554	$44,907

Reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes	$1,908	$184	$(679)	$447	$882	$(639)	$(2,573)	$3,084	$(1,064)
Gains/(losses) on hedging activities due to fair value changes	2,250	889	362	3,107	(137)	2,709	1,099	5,737	205
Unrealized (losses)/gains on trading securities	(97)	59	53	(66)	(4)	(65)	9	(83)	99
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	26	26	44	24	26	25	28	(39)	27
Net effects of terminations or net settlements on financial derivatives	(1,182)	(1,017)	335	(2,699)	(1,934)	255	(1,070)	534	(503)
Issuance costs on the retirement of preferred stock	—	—	—	—	—	—	—	—	(1,619)
Income tax effect related to reconciling items	(610)	(30)	(24)	(171)	245	(480)	526	(1,939)	260
Net income attributable to common stockholders	$54,876	$58,877	$51,832	$40,638	$48,700	$49,170	$43,985	$50,848	$42,312

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

Item 4.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 ("Exchange Act"), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2026.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, the principal executive officer and principal financial officer concluded that Farmer Mac's disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.Legal Proceedings
None.

Item 1A.Risk Factors

Information about risk factors can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements" in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of Farmer Mac’s 2025 Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Farmer Mac is a federally chartered instrumentality of the United States whose debt and equity securities are exempt from registration under Section 3(a)(2) of the Securities Act of 1933. During the third quarter 2026, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 324 shares of its Class C non-voting common stock in July 2026 to the seven directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $199.27 per share, which was the closing price of the Class C non-voting common stock on June 30, 2026 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

(b)     Not applicable.

(c)     None.

Item 3.Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Officer Trading Arrangements

None of Farmer Mac's directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026.

Item 6.Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended on June 18, 2020 (Previously filed as Exhibit 3.1 to Form 10-Q filed August 10, 2020).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed February 2, 2026).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.5	—	Specimen Certificate for 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.7 to Form 10-Q filed August 10, 2020).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.1 to Form 8-A filed May 20, 2020).
*	4.6	—	Specimen Certificate for 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.8 to Form 10-Q filed November 9, 2020).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.1 to Form 8-A filed August 20, 2020).
*	4.7	—	Specimen Certificate for 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.8 to Form 10-Q filed August 5, 2021).
*	4.7.1	—	Certificate of Designation of Terms and Conditions of 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.1 to Form 8-A filed May 27, 2021).
*	4.8		Specimen Certificate for 6.500% Non-Cumulative Preferred Stock, Series H (Previously filed as Exhibit 4.8 to Form 10-Q filed November 3, 2025).
*	4.8.1		Certificate of Designation of Terms and Conditions of 6.500% Non-Cumulative Preferred Stock, Series H (Previously filed as Exhibit 4.1 to Form 8-A filed August 25, 2025).
*	4.9		Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series I (Previously filed as Exhibit 4.9 to Form 10-Q filed July 30, 2026)
*	4.9.1		Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series I (Previously filed as Exhibit 4.1 to Form 8-A filed May 19, 2026).
*	4.10	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934 (Previously filed as Exhibit 4.10 to Form 10-Q filed July 30, 2026)
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Zachary N. Carpenter		November 6, 2026
By:	Zachary N. Carpenter
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew M. Pullins		November 6, 2026
By:	Matthew M. Pullins
Executive Vice President – Chief Financial Officer and Treasurer
(Principal Financial Officer)